Form 10-Q
period 1997-06-30
NEW CENTURY FINANCIAL CORP
filed 1997-08-13
CIK 1036075

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1997
                                                 -------------

                                       OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________

                     Commission file number    000-22633
                                               ---------

                       NEW CENTURY FINANCIAL CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                               33-0683629
               --------                               ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

           18400 VON KARMAN, SUITE 1000, IRVINE,  CALIFORNIA     92612
           -------------------------------------------------------------
           (Address of principal executive offices)           (Zip code)


     Registrant's telephone number, including area code:  (714)  440-7030
                                                          ---------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES                              NO    X
              ______                          ______

As of August 1, 1997, 14,110,324 shares of common stock of New Century Financial Corporation were outstanding.

                NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARY
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                                     INDEX

PART I    -    FINANCIAL INFORMATION                                  PAGE

     Item 1.   Financial Statements                                     3

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           11

PART II   -    OTHER INFORMATION

     Item 1.   Legal Proceedings                                       17

     Item 2.   Changes in Securities                                   17

     Item 3.   Defaults Upon Senior Securities                         18

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                        18

     Item 5.   Other Information                                       19

     Item 6.   Exhibits and Reports on Form 8-K                        19

SIGNATURES                                                             20

EXHIBIT INDEX                                                          21

Exhibit 10.1   Fifth Amendment to the Amended and Restated
               Credit Agreement between the Company and
               First Bank National Association dated June 25, 1997     22

Exhibit 11.1   Statement re Computation of Per Share Amounts           49

Exhibit 27.1   Financial Data Schedule                                 50


Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of increasing competition in the subprime mortgage banking industry, the Company's ability to access funding sources, and other risks identified in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

                         Item 1. Financial Statements
               New Century Financial Corporation and Subsidiary
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                     June 30, 1997      December 31, 1996
                                                                     ------------------------------------
ASSETS:
Cash and cash equivalents........................................    $  3,143,000         $   3,041,000
Stock subscription receivable....................................      32,045,000                     -
Loans receivable held for sale, net (notes 2 and 4)..............     186,378,000            57,990,000
Residual interests in securitization (note 3)....................      42,273,000                     -
Accrued interest receivable......................................         900,000               786,000
Office property and equipment....................................       2,595,000             1,620,000
Prepaid expenses and other assets................................       3,985,000             1,201,000
                                                                     ----------------------------------
TOTAL ASSETS                                                         $271,319,000         $  64,638,000
                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse lines of credit (note 4)...............................    $178,686,000         $  55,659,000
Residual financing...............................................      23,392,000                     -
Notes payable....................................................       2,197,000             1,326,000
Income taxes payable.............................................          44,000               839,000
Accounts payable and accrued liabilities.........................      12,181,000             2,283,000
Deferred income taxes............................................       5,318,000               128,000
                                                                     ----------------------------------
                                                                      221,818,000            60,235,000

Stockholders' equity:

Preferred stock, $.01 par value.  Authorized 7,500,000 shares:
 Series A Convertible Preferred Stock - issued and outstanding
 0 and 5,500,000 shares at June 30, 1997 and December 31, 1996,
 respectively....................................................               -                54,000
 Series B Convertible Preferred Stock - issued and outstanding
 0 and 320,000 shares at June 30, 1997 and December 31, 1996,
 respectively....................................................               -                 4,000
Common stock, $.01 par value.  Authorized 45,000,000
 shares; issued and outstanding 10,975,824 and 528,618
 shares at June 30, 1997 and December 31, 1996, respectively;
 subscribed, not issued 3,132,500 and 0 shares at June 30, 1997
 and December 31, 1996, respectively.............................         141,000                 6,000
Additional paid-in capital.......................................      43,386,000             3,086,000
Retained earnings, restricted....................................       8,673,000             1,253,000
                                                                     ----------------------------------
                                                                       52,200,000             4,403,000
Deferred compensation costs......................................      (2,699,000)                    -
                                                                     ----------------------------------
           Total stockholders' equity............................      49,501,000             4,403,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $271,319,000          $ 64,638,000
                                                                     ==================================

See notes to unaudited consolidated financial statements.

               New Century Financial Corporation and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         Six Months Ended June 30             Three Months Ended June 30
                                                           1997            1996                 1997            1996
                                                         ---------------------------------------------------------------
Revenues:
  Gain on sale of loans.............................     $27,110,000    $   830,000           $17,098,000   $  830,000
  Interest income...................................       7,344,000        287,000             5,073,000      248,000
  Servicing fee income..............................       1,164,000              -               862,000            -
                                                         ---------------------------------------------------------------
    Total revenues..................................      35,618,000      1,117,000            23,033,000    1,078,000
                                                         ---------------------------------------------------------------
Expenses:
  Personnel.........................................       9,697,000      1,429,000             6,152,000      845,000
  Interest..........................................       5,715,000        183,000             3,907,000      169,000
  General and administrative........................       4,494,000        466,000             2,540,000      322,000
  Advertising and promotion.........................       2,032,000        305,000             1,190,000      199,000
  Servicing.........................................         623,000         24,000               389,000       24,000
  Professional services.............................         264,000        112,000               108,000       61,000
                                                         ---------------------------------------------------------------
    Total expenses..................................      22,825,000      2,519,000            14,286,000    1,620,000

Earnings (loss) before income taxes (benefit)             12,793,000     (1,402,000)            8,747,000     (542,000)

Income taxes (benefit)..............................       5,373,000       (587,000)            3,674,000     (225,000)
                                                         ---------------------------------------------------------------

Net earnings (loss).................................     $ 7,420,000   $   (815,000)          $ 5,073,000   $ (317,000)
                                                         ===============================================================

Primary earnings (loss) per share...................     $      0.69   $      (0.13)          $      0.46   $    (0.05)
                                                         ===============================================================

Fully-diluted earnings (loss) per share.............     $      0.65   $      (0.13)          $      0.43   $    (0.05)
                                                         ===============================================================

See notes to unaudited consolidated financial statements.

               New Century Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six Months Ended June 30
                                                                               1997       1996
                                                                          --------------------------
Cash flows from operating activities:
Net earnings (loss).................................................      $   7,420,000  $   (815,000)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
 Depreciation and amortization......................................          1,017,000        70,000
 Deferred income taxes..............................................          5,190,000             -
 Gain on sale of loans..............................................        (32,169,000)            -
 Net interest receivables collected.................................         (1,313,000)            -
 Initial over-collateralization amount..............................        (10,559,000)            -
 Over-collateralization amount released.............................          1,313,000             -
 Provision for losses...............................................          1,385,000        20,000
 Loans originated or acquired for sale..............................       (686,786,000)  (56,872,000)
 Loan sales, net....................................................        555,129,000    28,822,000
 Principal payments on loans receivable held for sale...............          2,894,000             -
 Increase in accrued interest receivable............................           (114,000)     (138,000)
 Increase in prepaid expenses and other assets......................         (2,442,000)     (859,000)
 Increase in warehouse lines of credit..............................        123,027,000    29,016,000
 Decrease in income taxes payable...................................           (795,000)            -
 Increase in accounts payable and other liabilities.................          8,888,000       259,000
                                                                          ---------------------------
Net cash used in operating activities...............................        (27,915,000)     (497,000)
                                                                          ---------------------------
Cash flows from investing activities - purchase of office property
 and equipment......................................................         (1,341,000)     (678,000)
                                                                          ---------------------------
Cash flows from financing activities:
 Net proceeds from notes payable....................................            871,000       619,000
 Net proceeds from residual financing...............................         23,392,000             -
 Proceeds from issuance of stock....................................          5,095,000             -
                                                                          ---------------------------
Net cash provided by financing activities...........................         29,358,000       619,000
                                                                          ---------------------------

Net increase (decrease) in cash and cash equivalents................            102,000      (556,000)

Cash and cash equivalents, beginning of period......................          3,041,000     3,029,000
                                                                          ---------------------------

Cash and cash equivalents, end of period............................      $   3,143,000  $  2,473,000
                                                                          ===========================

Supplemental cash flow disclosure:
 Interest paid......................................................      $   5,264,000  $    106,000
 Income taxes paid..................................................      $     978,000  $      3,000
 Stock subscription receivable......................................      $  32,045,000  $          -

           See notes to unaudited consolidated financial statements.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            June 30, 1997 and 1996


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

Recent Accounting Developments - In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125 (FASB No. 125), "Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." FASB No. 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. FASB No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. FASB No. 125 requires the Company to allocate its basis in the mortgage loans between the portion of the mortgage loans sold through mortgage backed securities and the portion retained (the residual interests) based on the relative fair values of those portions on the date of sale. The pronouncement requires the Company to account for the residual interests as "held-for-trading" securities which are to be recorded at fair value in accordance with SFAS No.
115.  The Company adopted FASB No. 125 on January 1, 1997.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, (FASB No. 128), "Earnings Per Share." FASB No. 128 supersedes APB Opinion No. 15, (APB 15), "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. FASB No. 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It replaces the presentation of primary earnings per share with a presentation of basic EPS and fully diluted EPS with diluted EPS.

Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB No. 15.

FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with FASB No. 128.

FASB No. 129, Disclosure of Information about Capital Structure, is effective for financial statements for periods ending after December 15, 1997. It is not expected that the issuance of FASB No. 129 will require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions.

FASB No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components ( revenues, expenses, gains and losses) in a full set of general-purpose financial statements. FASB No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FASB No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

FASB No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

FASB N0. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

FASB No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FASB No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

FASB No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

FASB No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, FASB No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

FASB No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

FASB No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

Residual interests in securitization - Residual interests in securitization of real estate mortgage conduits (REMICs) are recorded as a result of the sale of loans through securitization. At the closing of each securitization, the Company removes from its balance sheet the mortgage loans held for sale and adds to its balance sheet (i) the cash received; and (ii) the estimated fair value of the residual interests from the securitization, which consists of (a) an overcollateralization amount (OC) and (b) a net interest receivable (NIR). The excess of the cash received and assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the gain on sale of loans recorded by the Company.

The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through mortgage-backed securities (the senior certificates) and the portion retained (the residual interests) based on the relative fair values of those portions on the date of sale.

The Company may recognize gains or losses attributable to the change in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of residual interests; accordingly, the Company estimates the fair value of the residual interests by calculating the present value of the estimated expected future cash flows using a discount rate commensurate with the risks involved.

NIRs are determined by using the amount of the excess of the weighted-average coupon on the loans sold over the sum of: (1) the coupon on the senior certificates; (2) a base servicing fee paid to the servicer of the loans; (3) estimated losses to be incurred on the portfolio of loans sold over the estimated lives of the loans; and (4) other expenses and revenues, which include anticipated prepayment penalties. The significant assumptions used by the Company to estimate NIR cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable loans and the impact of trends in the industry. The Company estimates credit losses using available historical loss data for comparable loans and the specific characteristics of the loans included in the Company's securitizations.

The OC represents the portion of the loans which are held by the trust as overcollateralization for the senior certificates sold and, along with a certificate guarantor insurance policy, serves as credit enhancement to the senior certificate holders. The OC initially consists of the excess of the principal balance of the mortgage loans sold to the trust, less the principal balance of the certificates sold to investors. The OC is required to be maintained at a specified target level of the principal balance of the certificates, which can be increased significantly in the event delinquencies and/or losses exceed certain specified levels. Cash flows received by the trust in excess of the obligations of the trust are deposited into the overcollateralization account until the target OC is reached. Once the target OC is reached, distributions of excess cash are remitted to the Company.


2.   Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at June 30, 1997 and December 31, 1996 follows (dollars in thousands):

                                                                June 30,   December 31,
                                                                  1997          1996
                                                                --------   -----------
Mortgage loans receivable...................................    $186,014   $ 57,701
Net deferred origination costs..............................         364        289
                                                                --------   --------
                                                                $186,378   $ 57,990
                                                                ========   ========

3.   Residual Interests in Securitization

Residual interests in securitization consist of the following components at June 30, 1997 (dollars in thousands):


    Over-collateralization amount....................................  $10,559
    Net interest receivable (NIR)....................................   31,714
                                                                       -------
                                                                       $42,273
                                                                       =======

The following table summarizes activity in the NIR interests at June 30, 1997 (dollars in thousands):


    Balance, beginning of period.....................................  $     -
    NIR recognized...................................................   32,169
    Amortization.....................................................     (455)
                                                                       -------
    Balance, end of period...........................................  $31,714
                                                                       =======

4.  Warehouse Lines of Credit

Warehouse lines of credit consist of the following at June 30, 1997 and December 31, 1996 (dollars in thousands):


                                                                  June 30,              December 31,
                                                                    1997                   1996
                                                                  --------              ------------
     A $125 million line of credit expiring in May 1998
     secured by loans receivable held for sale, bearing
     interest based on one month LIBOR (5.71% at
     June 30, 1997).....................................          $114,897                 $ 41,702

     A $175 million master repurchase agreement bearing
     interest based on one month LIBOR (5.71% at
     June 30, 1997).  The agreement may be terminated
     by the lender giving 28 days written notice........            63,789                   13,957
                                                                  --------                 --------
                                                                  $178,686                 $ 55,659
                                                                  ========                 ========

The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity of $1.5 million, debt-to-net-worth ratios and compliance with regulatory and investor requirements. At June 30, 1997, the Company was in compliance with these financial and other covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

New Century Financial Corporation (the "Company") is a specialty finance company engaged in the business of originating, purchasing, selling and servicing subprime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions, and acquires loans through bulk acquisitions. The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company. Because these borrowers typically use the proceeds of the Company's loans to consolidate and refinance debt, and to finance home improvements, education and other consumer needs, the Company believes that its loan volume will be less dependent on general levels of interest rates or home sales and therefore less cyclical than conventional mortgage lending.

Loan Originations and Purchases

As of June 30, 1997, the Company's Wholesale Division operated through 22 sales offices and 3 regional operating centers located in 18 states. The number of account executives in the Wholesale Division grew to 58 at June 30, 1997, from 16 at June 30, 1996. The Company's Retail Division operated through 44 sales offices located in 17 states and the number of loan officers grew to 149 at June 30, 1997, from 20 at June 30, 1996.

The Company originated and purchased $683.6 million in loans for the six months ended June 30, 1997, compared to $56.8 million for the six months ended June 30, 1996. Loans originated and purchased through the Company's Wholesale Division were $462.4 million, or 67.7%, of total originations and purchases for the six months ended June 30, 1997. Loans originated through the Company's Retail Division were $197.2 million, or 28.8%, of total originations and purchases for the six month period. Loans purchased through bulk acquisition were $24.0 million, or 3.5%, of total originations and purchases for the six months ended June 30, 1997. For the same period in 1996, Wholesale and Retail originations and purchases totaled $47.7 million, or 84.0%, and $9.1 million, or 16.0%, respectively, of total originations and purchases for such period. There were no bulk acquisitions in the six months ended June 30, 1996.

Loan Sales and Securitizations

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                                         For the Quarter    For the Six Months
                                                          Ended June 30,      Ended June 30,
                                                       -------------------  -------------------
                                                         1997      1996       1997      1996
                                                       -------------------  -------------------
Securitizations....................................    $232,211   $  --     $331,343   $  --
Whole loan sales...................................     128,070    28,822    223,786    28,822
                                                       ------------------   ------------------
     Total                                             $360,281   $28,822   $555,129   $28,822
                                                       ==================   ==================

In the six months ended June 30, 1997, the Company securitized $331.3 million, or 59.7% of total loan sales. In the three months ended June 30, 1997, securitizations represented 64.5% of total loan sales. The Company's loan sale strategy includes both securitizations and whole loan sales in order to advance the Company's goal of enhancing profits while managing cash flows. Loan sales through securitizations permit the Company to enhance operating profits and to benefit from future cash flows generated by the residual interests retained by the Company. Whole loan sale transactions enable the Company to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests in securitizations.

Results of Operations

The Company began lending operations in February 1996. Accordingly, results for the six month and three month periods ended June 30, 1996 primarily reflect costs incurred in the startup and expansion of operations.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Total revenues for the six months ended June 30, 1997 increased to $35.6 million, from $1.1 million for the six months ended June 30, 1996, due primarily to the increase in loan originations and purchases and sales in 1997. Gain on sale of loans increased to $27.1 million for the six months ended June 30, 1997, from $830,000 for the six months ended June 30, 1996, due to the increase in loan sales in 1997. Interest income increased to $7.3 million for the six months ended June 30, 1997, from $287,000 for the same period in 1996, primarily due to increased interest income from loans held for sale. Servicing fee income increased to $1.2 million for the six months ended June 30, 1997, from zero for the six months ended June 30, 1996.

Gain on sale of loans of $27.1 million resulted from the sale of $555.1 million in loans for the six month period ended June 30, 1997. Of these sales, $331.3 million, or 59.7%, were through loan securitizations and the remainder represented whole loan sales.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                   Six Months Ended June 30,
                                                       1997       1996
                                                   ---------    ---------
Gain from whole loan sale transactions and
   securitizations, net                             $ 32,611    $ 1,034

Unrealized gain on held-for-trading securities         3,848         --
Provision for repurchase losses                       (1,385)       (20)
Non-refundable loan fees                               8,359        559
Premiums paid                                         (6,057)       (76)
Origination costs                                    (10,266)      (667)
                                                    --------    -------
Gain on sale of loans                               $ 27,110    $   830
                                                    ========    =======

Whole loan sales increased to $223.8 million for the six months ended June 30, 1997, from $28.8 million for the corresponding period in 1996. This increase is the result of the increase in loan originations and purchases.

Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the six months ended June 30, 1997 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1996. The average inventory of loans held for sale for the six months ended June 30, 1997, based on quarter-end balances, was $119.2 million, compared to $10.8 million for the corresponding period in 1996.

Servicing fee income reflects servicing fees received on loans sold or securitized by the Company on which the Company has retained ownership of the servicing rights. The increase in servicing fee income for the six months ended June 30, 1997 is due to the fact that the Company securitized $331.3 million in loans and retained the servicing rights, while the Company sold substantially all of its loans through whole loan sale transactions on a servicing-released basis in 1996.

Total expenses increased to $22.8 million for the six months ended June 30, 1997, from $2.5 million for the six months ended June 30, 1996. Interest expense increased due to the higher level of loan inventory and corresponding warehouse borrowing, while all other expense components increased from 1996 to 1997 due primarily to (1) higher loan origination volume in the six months ended June 30, 1997 compared to the same period in 1996; (2) an increase in staffing from 105 employees at June 30, 1996 to 623 at June 30, 1997; and (3) the addition of 21 wholesale sales offices and 39 retail sales offices from June 30, 1996 to June 30, 1997.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

The Company originated and purchased $433.0 million in loans in the three months ended June 30, 1997, compared to $52.5 million for the three months ended June 30, 1996. Loans originated and purchased through the Company's Wholesale Division were $286.2 million, or 66.1%, of total originations and purchases for the three months ended June 30, 1997. Loans originated through the Company's Retail Division were $122.8 million, or 28.4%, of total originations and purchases for the three month period. Loans acquired through bulk purchases were $24.0 million, or 5.5%, of total originations and purchases for the three months ended June 30, 1997. Loans originated and purchased through the Wholesale and Retail Divisions for the three months ended June 30, 1996 totaled $45.4 million, or 86.5%, and $7.1 million, or 13.5%, respectively, of total originations and purchases for such period. There were no bulk purchases of loans in the quarter ended June 30, 1996.

Total revenues for the three months ended June 30, 1997 increased to $23.0 million, from $1.1 million for the three months ended June 30, 1996, due primarily to the increase in loan originations and purchases and sales in 1997. Gain on sale of loans increased to $17.1 million for the three months ended June 30, 1997, from $830,000 for the three months ended June 30, 1996, due to the increase in loan sales in 1997. Interest income increased to $5.1 million for the three months ended June 30, 1997, from $248,000 for the same period in 1996, primarily due to increased interest income from loans held for sale. Servicing fee income increased to $862,000 for the three months ended June 30, 1997, from zero for the three months ended June 30, 1996.

Gain on sale of loans of $17.1 million resulted from the sale of $360.3 million in loans for the three month period ended June 30, 1997. Of these sales, $232.2 million, or 64.5%, were through loan securizations and the remainder represented whole loan sales. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                   Three Months Ended June 30,

                                                       1997       1996
                                                    --------    -------
Gain from whole loan sale transactions and
   securitizations, net                              $20,708    $1,034

Unrealized gain on held-for-trading securities         2,581        --
Provision for repurchase losses                         (890)      (20)
Non-refundable loan fees                               5,048       559
Premiums paid                                         (4,254)      (76)
Origination costs                                     (6,095)     (667)
                                                     -------    ------
Gain on sale of loans                                $17,098    $  830
                                                     =======    ======

Whole loan sales increased to $128.1 million for the three months ended June 30, 1997, from $28.8 million for the corresponding period in 1996. This increase is the result of the increase in loan originations and purchases.

Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended June 30, 1997 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1996.

Servicing fee income reflects servicing fees received on loans sold or securitized by the Company on which the Company has retained ownership of the servicing rights. The increase in servicing fee income for the three months ended June 30, 1997 is due to the fact that, as of June 30, 1997, the Company had securitized $331.3 million in loans and retained the servicing rights, while the Company sold substantially all of its loans through whole loan sale transactions on a servicing-released basis in 1996.

Total expenses increased to $14.3 million for the three months ended June 30, 1997, from $1.6 million for the three months ended June 30, 1996. Interest expense increased due to the higher level of loan inventory and corresponding warehouse borrowing, while all other expense components increased primarily due to the increase in sales offices and staffing to support the increased loan originations and purchases in the three months ended June 30, 1997, compared to the same period in 1996.

Liquidity and Capital Resources

The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. As of June 30, 1997, the Company had a $125.0 million warehouse line of credit led by First Bank National Association which expires in May 1998 and bore interest at a rate equal to the one month LIBOR plus 1.50%.
At June 30, 1997, the balance outstanding under the warehouse line of credit was $114.9 million. As of June 30, 1997, the Company also had a $175.0 million aggregation facility with Salomon Brothers, which is subject to renewal by Salomon on a monthly basis and bore interest at a rate generally equal to the one month LIBOR plus 1.25%. At June 30, 1997, the balance outstanding under the aggregation facility was $63.8 million. The Company utilizes the First Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company utilizing the First Bank warehouse line and all loan documentation is complete, the loans are generally transferred to the Salomon aggregation facility. The aggregation facility is paid down with the proceeds of loan sales and securitizations. The Company expects to continue to expand its credit facilities to finance its increasing levels of loan production.

The Company has a residual financing arrangement with Salomon pursuant to which Salomon provides financing of the Company's residual interests in securitization, when Salomon is the lead underwriter. The amount of residual financing provided upon each securitization is determined pursuant to a formula set forth in the agreement and is subject to repayment as a result of changes in the market value of the residual interest as determined by Salomon. The facility bears interest at a rate equal to the one month LIBOR plus 1.25%. The Company intends to add new credit facilities, as well as expand this credit facility, in order to finance future securitization transactions. At June 30, 1997, the balance outstanding under this facility was $23.4 million.

The Company has a discretionary, non-revolving $2.5 million line of credit with an affiliate of First Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of June 30, 1997, the balance outstanding under this facility was $2.2 million, and the weighted-average interest rate was 9.0%.

In March 1997, the Company established a $2.5 million unsecured line of credit with First Bank for working capital purposes. In June 1997, the line was increased to $4.0 million. As of June 30, 1997, the balance outstanding was $1.3 million and the interest rate was 10.25%.

The Company's business requires substantial cash to support its operating activities and growth plans. Securitizations of the Company's loans, as well as continued growth in loan production volume, create negative operating cash flow primarily as a result of (1) the difference between the cash required to fund loans and the financing received under the warehouse line of credit; and (2) the Company's securitization strategy, pursuant to which cash gains are received over the life of the loans securitized. The Company believes that its current credit facilities are adequate to finance its anticipated operations.

In July 1997, the Company completed its Initial Public Offering, raising an aggregate of $31.0 million, net of offering expenses. The Company believes that its current liquidity and capital resources are adequate to support its anticipated operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.   Change in Securities

          In May 1997, the Company issued to the following stockholders the following number of shares of Common Stock upon the exercise by such stockholders of certain Warrants to Purchase Common Stock of the
          Company: Cornerstone Fund I, L.L.C. (220,656 shares at an exercise price of $3.50 per share), Westrec Rollover PS Plan (11,032 shares at an exercise price of $3.50 per share), Harlan W. Smith (11,032 shares at an exercise price of $3.50 per share), Harcol Limited Partnership (11,032 shares at an exercise price of $3.50 per share), David Krinsky (11,032 shares at an exercise price of $3.50 per share), Cornerstone Equity Partners, L.L.C. (11,032 shares at an exercise price of $3.50 per share), Oak Craft Employees Profit Sharing Plan (2,758 shares at an exercise price of $3.50 per share), Martin F. Ryan, Ltd. Defined Benefit Pension Plan (8,274 shares at an exercise price of $3.50 per share), Robert K. Cole (321,545, 275,610, 229,675 and 31,250 shares at exercise prices of $1.00, $2.00, $3.00 and $3.50 per share, respectively), Brad A. Morrice (321,545, 275,610, 229,675 and 30,630
          shares at exercise prices of $1.00, $2.00, $3.00 and $3.50 per share, respectively), Samantha H. Morrice Trust (1,103 shares at an exercise price of $3.50 per share), Edward F. Gotschall (321,545, 275,610, 229,675 and 28,148 shares at exercise prices of $1.00, $2.00, $3.00 and $3.50 per share, respectively) and Steven G. Holder (321,545, 275,610, 229,675 and 26,907 shares at exercise prices of $1.00, $2.00,
          $3.00 and $3.50 per share, respectively). The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

          In May 1997, the Company issued to the following stockholders the following number of shares of Common Stock upon the conversion by such stockholders of shares of Series A and B Preferred Stock of the
          Company: Cornerstone Fund I, L.L.C. (4,000,000 shares), Westrec Rollover PS Plan (200,000 shares), Michael M. Sachs (300,000 shares), Harlan W. Smith (200,000 shares), Harcol Limited Partnership (200,000 shares), David Krinsky (200,000 shares), Cornerstone Equity Partners, L.L.C. (200,000 shares), Oak Craft Inc. Employees Profit Sharing Plan (50,000 shares), Martin F. Ryan, Ltd. Defined Benefit Pension Plan (150,000 shares), Robert K. Cole (140,000 shares), Brad A. Morrice (120,000 shares), Samantha H. Morrice Trust (20,000 shares) and Edward

           F. Gotschall (40,000 shares). The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

           In May 1997, the Company issued to Comerica Incorporated ("Comerica") 545,000 shares of Common Stock for $4,087,500. In May 1997, the Company also issued to Comerica Warrants to purchase 100,000 shares of Common Stock in exchange for certain services by Comerica with respect to servicing the Company's loans and developing leads for the Company. The Warrants are exercisable over five years at $11.00 per share, subject to vesting in equal installments on December 31, 1997, 1998 and 1999. Accelerated vesting will occur upon (1) certain changes in control of the Company or (2) the inclusion of the shares underlying the Warrants in a registration statement, subject to certain limitations, upon exercise of Comerica's registration rights. The sale and issuance of securities described in this paragraph were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

           In May 1997, pursuant to the Company's 1995 Stock Option Plan and certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of Robert K. Cole, Brad A. Morrice, Edward F. Gotschall and Steven G. Holder. The issuance of the shares of restricted stock was exempt from registration by virtue of Section 4(2) of the Securities Act, and Rule 701 promulgated thereunder in that they were offered and sold pursuant to a written compensatory benefit plan and pursuant to written contracts relating to compensation, as provided in Rule 701.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           By Written Consent of Stockholders of the Company, dated May 30, 1997, the stockholders of the Company unanimously authorized and approved (i) the First Amended and Restated Certificate of Incorporation of the Company, which, among other things, increased the authorized capital stock of the Company and deleted certain super-majority voting provisions, (ii) certain amendments to the Company's 1995 Stock Option Plan, which, among other things, increased the number of authorized but unissued shares of the Company's Common Stock reserved for issuance thereunder, and (iii) the classification of the Board of Directors of the Company into three classes, designated Class I, Class II and Class III directors. In addition, pursuant to such written consent, the stockholders designated (i) Martin Ryan, Harlan Smith and Edward Gotschall as initial Class I directors, whose terms of office terminate at the annual meeting of the stockholders to be held in 1998, (ii) Sherman Chu, Brad Morrice and Michael Sachs as initial Class II directors, whose terms of office terminate at the annual meeting of the stockholders to be held in 1999, and (iii) John Bentley, Robert Cole and Steven Holder as initial Class III directors, whose terms of office terminate at the annual meeting of the stockholders to be held in 2000.

Item 5.    Other Information

           None

Item 6.(a) Exhibits required by Item 601 of Regulation S-K

           See "Exhibit Index."

       (b) Reports on Form 8-K

           None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   NEW CENTURY FINANCIAL CORPORATION



DATE:  August 13, 1997             /s/ BRAD A. MORRICE
                                   ----------------------------------
                                   Brad A. Morrice
                                   President


DATE:  August 13, 1997             /s/ EDWARD F. GOTSCHALL
                                   ----------------------------------
                                   Edward F. Gotschall
                                   C.O.O. - Finance

                                 EXHIBIT INDEX

Exhibit        Description of                          Sequentially
Number           Exhibit                              Numbered Page
-------        ---------------                        -------------
*  3.1         First Amended and Restated
               Certificate of Incorporation of the
               Company

*  3.2         First Amended and Restated Bylaws of
               the Company

** 4.1         Specimen Stock Certificate

10.1           Fifth Amendment to the Amended and
               Restated Credit Agreement between the
               Company and First Bank National
               Association, dated June 25, 1997

11.1           Statement re Computation
               of Per Share Earnings

27.1           Financial Data Schedule

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on June 2, 1997.

** Incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on June 18, 1997.