Form 10-Q
period 1997-09-30
NEW CENTURY FINANCIAL CORP
filed 1997-11-14
CIK 1036075

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1997
                                               ------------------

                                       OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ____________

                      Commission file number   000-22633
                                               ---------

                       NEW CENTURY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      33-0683629
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


          18400 VON KARMAN, SUITE 1000, IRVINE,  CALIFORNIA   92612
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code:    (714)  440-7030
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

       YES  X     NO
           ___      ___

As of October 24, 1997, 14,155,124 shares of common stock of New Century Financial Corporation were outstanding.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARY
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

PART I           -   FINANCIAL INFORMATION                                    PAGE

           Item 1.   Financial Statements                                        4

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations              12

PART II          -   OTHER INFORMATION

           Item 1.   Legal Proceedings                                          20

           Item 2.   Changes in Securities and Use of Proceeds                  20

           Item 3.   Defaults Upon Senior Securities                            20

           Item 4.   Submission of Matters to a Vote of
                     Security Holders                                           20

           Item 5.   Other Information                                          20

           Item 6.   Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                                      21

EXHIBIT INDEX                                                                   22

Exhibit 10.1         Second Amended and Restated Credit Agreement between
                     the Company and First Bank National Association, dated
                     July 31, 1997                                              23

Exhibit 10.2         Agreement to Add Lender between the Company, First
                     Bank National Association and First Union National
                     Bank, dated August 27, 1997

Exhibit 10.3         Agreement to Add Lender between the Company, First
                     Bank National Association and Residential Funding
                     Corporation, dated September 18, 1997

Exhibit 10.4         Agreement to Add Lender between the Company, First
                     Bank National Association and Bank One, Texas, N.A., dated September 25, 1997

Exhibit 11.1         Statement re Computation of Per Share Amounts
Exhibit 27.1         Financial Data Schedule

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

                         Item 1.  Financial Statements

                New Century Financial Corporation and Subsidiary
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                   September 30,    December 31,
                                                                        1997            1996
                                                                   -------------    ------------
ASSETS:
Cash and cash equivalents.........................................  $  2,602,000     $ 3,041,000
Securities available for sale, at market..........................     5,014,000              --
Loans receivable held for sale, net (notes 2 and 4)...............   314,223,000      57,990,000
Residual interests in securitizations (note 3)....................    79,776,000              --
Accrued interest receivable.......................................     2,016,000         786,000
Office property and equipment.....................................     3,444,000       1,620,000
Prepaid expenses and other assets.................................     2,405,000       1,201,000
                                                                    ------------     -----------

TOTAL ASSETS......................................................  $409,480,000     $64,638,000
                                                                    ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 4)................  $290,398,000     $55,659,000
Residual financing................................................    43,413,000              --
Notes payable.....................................................     2,000,000       1,326,000
Income taxes payable..............................................            --         839,000
Accounts payable and accrued liabilities..........................     6,324,000       2,283,000
Deferred income taxes.............................................    10,245,000         128,000
                                                                    ------------     -----------
     Total liabilities............................................   352,380,000      60,235,000

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares:
Series A Convertible Preferred Stock - issued and outstanding
0 and 5,500,000 shares at September 30, 1997 and December
31, 1996, respectively............................................            --          54,000
Series B Convertible Preferred Stock - issued and outstanding
0 and 320,000 shares at September 30, 1997 and December
31, 1996, respectively............................................            --           4,000
Common stock, $.01 par value.  Authorized 45,000,000
shares; issued and outstanding 14,147,474 and 528,618 shares at September 30, 1997 and December 31, 1996,
respectively......................................................       141,000           6,000
Additional paid-in capital........................................    43,457,000       3,086,000
Retained earnings, restricted.....................................    15,713,000       1,253,000
                                                                    ------------     -----------
                                                                      59,311,000       4,403,000
Deferred compensation costs.......................................    (2,211,000)             --
                                                                    ------------     -----------
     Total stockholders' equity...................................    57,100,000       4,403,000

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY..............................................  $409,480,000     $64,638,000
                                                                    ============     ===========
See notes to unaudited consolidated financial statements.

                New Century Financial Corporation and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Nine Months Ended               Three Months Ended
                                                            September 30,                     September 30,
                                                   -------------------------------     --------------------------
                                                        1997             1996              1997           1996
                                                   --------------   --------------     -------------   ----------
Revenues:
Gain on sale of loans...........................     $51,504,000       $3,488,000      $24,394,000     $2,658,000
Interest income.................................      13,657,000          847,000        6,313,000        560,000
Servicing income................................       2,957,000           10,000        1,793,000         10,000
                                                     -----------       ----------      -----------     ----------
  Total revenues................................      68,118,000        4,345,000       32,500,000      3,228,000


Expenses:
Personnel.......................................      17,904,000        2,779,000        8,207,000      1,350,000
Interest........................................      11,207,000          529,000        5,492,000        346,000
General and administrative......................       9,202,000        1,058,000        4,708,000        592,000
Advertising and promotion.......................       3,459,000          602,000        1,427,000        297,000
Servicing.......................................         988,000           81,000          365,000         57,000
Professional services...........................         427,000          191,000          163,000         79,000
                                                     -----------       ----------      -----------     ----------
  Total expenses................................      43,187,000        5,240,000       20,362,000      2,721,000

Earnings (loss) before income
taxes (benefit).................................      24,931,000         (895,000)      12,138,000        507,000

Income taxes (benefit)..........................      10,471,000         (374,000)       5,098,000        213,000
                                                     -----------       ----------      -----------     ----------

Net earnings (loss).............................     $14,460,000       $ (521,000)     $ 7,040,000     $  294,000
                                                     ===========       ==========      ===========     ==========

Primary earnings (loss) per share...............     $      1.16       $    (0.08)     $      0.46     $     0.05
                                                     ===========       ==========      ===========     ==========

Fully-diluted earnings (loss) per share.........     $      1.13       $    (0.08)     $      0.46     $     0.04
                                                     ===========       ==========      ===========     ==========

See notes to unaudited consolidated financial statements.

                New Century Financial Corporation and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               Nine Months Ended  September 30,
                                                                      1997            1996
                                                               -----------------  -------------
Cash flows from operating activities:
Net earnings (loss).........................................   $    14,460,000    $    (521,000)
Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
  Deprecation and amortization..............................         3,663,000          145,000
  Deferred income taxes.....................................        10,117,000               --
  Gain on sale of loans.....................................       (64,899,000)              --
  Initial over-collateralization amount.....................       (16,859,000)              --
  Net interest receivables collected........................        (4,437,000)              --
  Over-collateralization amount released....................         4,437,000               --
  Provision for losses......................................         2,130,000          100,000
  Loans originated or acquired for sale.....................    (1,263,848,000)    (180,672,000)
  Loan sales, net...........................................     1,000,269,000      108,241,000
  Principal repayments in loans receivable held for sale....         5,818,000           91,000
  Increase in accrued interest receivable...................        (1,230,000)        (231,000)
  Increase in prepaid expenses and other assets.............          (169,000)      (1,466,000)
  Increase in warehouse and aggregation lines of credit.....       234,739,000       71,188,000
  Decrease in income taxes payable..........................          (839,000)              --
  Increase in accounts payable and other liabilities........         3,439,000          698,000
                                                               ---------------    -------------
Net cash used in operating activities.......................       (73,209,000)      (2,427,000)
                                                               ---------------    -------------

Cash flows from investing activities:
  Purchase of office property and equipment.................        (2,476,000)      (1,245,000)
  Purchase of securities available for sale.................        (5,014,000)              --
                                                               ---------------    -------------
Net cash used in investing activities.......................        (7,490,000)      (1,245,000)

Cash flows from financing activities:
  Net proceeds from notes payable...........................           674,000          713,000
  Net proceeds from residual financing......................        43,413,000               --
  Proceeds from issuance of stock...........................        36,173,000               --
                                                               ---------------    -------------
Net cash provided by financing activities...................        80,260,000          713,000
                                                               ---------------    -------------

Net decrease in cash and cash equivalents...................          (439,000)      (2,959,000)

Cash and cash equivalents, beginning of period..............         3,041,000        3,029,000
                                                               ---------------    -------------

Cash and cash equivalents, end of period....................   $     2,602,000    $      70,000
                                                               ===============    =============

Supplemental cash flow disclosure:
  Interest paid.............................................   $    10,593,000    $     387,000
  Income taxes paid.........................................   $     1,193,000    $       3,000

See notes to unaudited consolidated financial statements.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          September 30, 1997 and 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

Residual interests in securitizations - Residual interests in securitizations are recorded as a result of the sale of loans through securitization. At the closing of each securitization, the Company removes from its balance sheet the mortgage loans held for sale and adds to its balance sheet (i) the cash received; and (ii) the estimated fair value of the residual interests from the securitization, which consists of (a) an overcollateralization amount (OC) and
(b) a net interest receivable (NIR). The excess of the cash received and assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the gain on sale of loans recorded by the Company.

The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through mortgage-backed securities (the senior and junior certificates) and the portion retained (the residual interests) based on the relative fair values of those portions on the date of sale.

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

NIRs are determined by using the amount of the excess of the weighted-average coupon on the loans sold over the sum of : (1) the coupon on the senior and junior certificates; (2) a base servicing fee paid to the servicer of the loans;
(3) estimated losses to be incurred on the portfolio of loans sold over the estimated lives of the loans; and (4) other expenses and revenues, which include anticipated prepayment penalties. The significant assumptions used by the Company to estimate NIR cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable loans and the impact of trends in the industry. The Company estimates credit losses using available historical loss data for comparable loans and the specific characteristics of the loans included in the Company's securitizations.

The OC primarily represents the portion of the loans which are held by the trust as overcollateralization for the senior and junior certificates sold and, along with a certificate guarantor insurance policy, if any, serves as credit enhancement to the senior and junior certificate holders. Generally, the OC initially consists of the excess of the principal balance of the mortgage loans sold to the trust, less the principal balance of the certificates sold to investors. The OC is required to be maintained at a specified target level of the principal balance of the certificates, which can be increased significantly in the event delinquencies and/or losses exceed certain specified levels. Cash flows received by the trust in excess of the obligations of the trust are deposited into the overcollateralization account until the target OC is reached. Once the target OC is reached, distributions of excess cash are remitted to the Company.


2. Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at September 30, 1997 and December 31, 1996 follows (dollars in thousands):

                                            September 30,       December 31,
                                                1997                1996
                                            -------------       ------------
     Mortgage loans receivable..............  $313,559             $57,701
     Net deferred origination costs.........       664                 289
                                              --------             -------
                                              $314,223             $57,990
                                              ========             =======

3. Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at September 30, 1997 (dollars in thousands):


     Over-collateralization amount.............................   $16,859
     Net interest receivable (NIR).............................    62,917
                                                                  -------
                                                                  $79,776
                                                                  =======

The following table summarizes activity in the NIR interests at September 30, 1997 (dollars in thousands):

     Balance, beginning of period..............................  $   ---
     NIR recognized............................................   64,899
     Amortization..............................................   (1,982)
                                                                 -------
     Balance, end of period....................................  $62,917
                                                                 =======

4. Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at September 30, 1997 and December 31, 1996 (dollars in thousands):

                                                                  September 30,   December 31,
                                                                      1997            1996
                                                                  -------------   ------------
     A $245 million line of credit expiring in May 1998
     secured by loans receivable held for sale, bearing
     interest based on one month LIBOR (5.66% at
     September 30, 1997).......................................      $191,138        $41,702

     A $335 million master repurchase agreement bearing
     interest based on one month LIBOR (5.66% at
     September 30, 1997).  The agreement may be terminated
     by the lender giving 28 days written notice...............        99,260         13,957
                                                                     --------        -------

                                                                     $290,398        $55,659
                                                                     ========        =======

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends and maintain certain levels of net worth, specific liquidity requirements, debt-to-net-worth ratios and compliance with regulatory and investor requirements. At September 30, 1997, the Company was in compliance with these financial and other covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

New Century Financial Corporation (the "Company") is a specialty finance company engaged in the business of originating, purchasing, selling and servicing subprime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions, and acquires loans individually and through bulk acquisitions. The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company. These borrowers typically use the proceeds of the Company's loans to consolidate and refinance debt, and to finance home improvements, education and other consumer needs.

Loan Sales and Securitizations

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

The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the overcollateralization amount ("OC") and the Net Interest Receivable ("NIR"), over the actual life of the loans. The OC represents the portion of the loans which are held by the trust as overcollateralization for the senior and junior certificate holders, and generally consists of the excess of the principal balance of the mortgage loans sold to the trust, less the principal balance of the certificates sold to investors. The NIR represents the difference between the interest received from the loans sold and (i) interest required to be passed through to the senior and junior certificate holders, (ii) all servicing fees;
(iii) estimated losses to be incurred on the portfolio of loans; and (iv) other expenses and revenues, including anticipated prepayment penalties. At the time of securitization, the Company capitalizes the OC and the NIR, based upon certain prepayment and loan loss assumptions and a discount rate that the Company believes is consistent with what market participants would use for similar financial instruments. The capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates. A gain or loss is recorded on the income statement for the value of the residual certificates created by the securitization in excess of the cost basis of the loans and transaction expenses. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will impact the Company's operating cash flow. For the nine months ended September 30, 1997, 73.5% of the Company's total loan sales were in the form of securitizations.

The Company has, to date, elected to fund the required OC at the closing of each securitization for all but one securitization. An OC is created within each securitization trust, as required by the rating agencies or the bond insurance companies. The overcollateralization requirement ranges from two to four percent of the initial securitization bond debt principal balance or four to six percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC up front, the Company begins to receive cash flow from the NIR immediately, and in those cases where a portion of the OC is funded up front, the Company will begin to receive cash flow from the NIR more quickly than in cases where no initial funding is undertaken, in both cases subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

In connection with the origination and purchase of loans, the Company may either receive or pay origination fees. These fees, referred to as "points" or "premiums" in the mortgage industry, are dependent on the source of loan production and typically correspond to the amount of further processing required for a loan to be funded and are determined as a percentage of the loan amount. The points received from the origination of loans and the premiums paid to originate and acquire loans are included in the gain recognized from the sale of loans in the income statement.

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                               For the Quarter          For the Nine Months
                              Ended September 30,       Ended September 30,
                              -------------------    -----------------------
                                1997       1996         1997         1996
                              --------    -------    ----------   ----------
Securitizations............   $404,242    $   --     $  735,585     $    --
Whole loan sales...........    104,715     79,419       264,684      108,241
                              --------    -------    ----------     --------
   Total                      $508,957    $79,419    $1,000,269     $108,241
                              ========    =======    ==========     ========

In the nine months ended September 30, 1997, the Company securitized $735.6 million, or 73.5% of total loan sales, excluding approximately $40.0 million in loans that were securitized through a pre-funding arrangement which settled in October 1997. In the three months ended September 30, 1997, securitizations represented 79.4% of total loan sales. During the quarter ended September 30, 1997, the Company repurchased through arms-length negotiations $63.8 million in loans which it had previously sold on a whole loan basis, which were immediately securitized. This repurchase is not included in loan originations and purchases.

Results of Operations

The Company began lending operations in February 1996. Accordingly, the nine month period ended September 30, 1996 includes a period of time during which the Company incurred costs to begin operations, as well as a period of time during which operations were expanding and maturing. Therefore, results of operations for the nine month period ended September 30, 1996 include substantial startup costs incurred.

As of September 30, 1997, the Company's Wholesale Division operated through 32 sales offices and 4 regional operating centers located in 22 states. The number of account executives in the Wholesale Division grew to 90 at September 30, 1997, from 25 at September 30, 1996. The Company's Retail Division operated through 62 sales offices located in 23 states and the number of loan officers grew to 243 at September 30, 1997, from 24 at September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Company originated and purchased $1.3 billion in loans for the nine months ended September 30, 1997, compared to $180.2 million for the nine months ended September 30, 1996. Loans originated and purchased through the Company's Wholesale Division were $821.0 million, or 65.3%, of total originations and purchases for the nine months ended September 30, 1997. Loans originated through the Company's Retail Division were $376.7 million, or 29.9%, of total originations and purchases for the nine month period. Loans purchased through bulk acquisition were $59.9 million, or 4.8%, of total originations and purchases for the nine months ended September 30, 1997. For the same period in 1996, Wholesale and Retail originations and purchases totaled $152.1 million, or 84.4%, and $28.1 million, or 15.6%, respectively, of total originations and purchases for such period. There were no bulk acquisitions in the nine months ended September 30, 1996.

Total revenues for the nine months ended September 30, 1997 increased to $68.1 million, from $4.3 million for the nine months ended September 30, 1996, due primarily to the increase in loan originations and purchases and sales in 1997. Gain on sale of loans increased to $51.5 million for the nine months ended September 30, 1997, from $3.5 million for the nine months ended September 30, 1996, due to the increase in loan sales in 1997.

The Company sold $1.0 billion in loans for the nine month period ended September 30, 1997, of which $735.6 million, or 73.5%, were sold through loan securitizations and the remainder represented whole loan sales.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                     Nine Months Ended September 30,
                                                          1997              1996
                                                    ----------------   --------------
Gain from whole loan sale transactions and
   securitizations, net                                 $ 62,167           $ 4,783

Unrealized gain on held-for-trading securities             5,535                --
Provision for losses                                      (2,130)             (100)
Non-refundable loan fees                                  15,266             1,665
Premiums paid                                            (12,368)             (815)
Origination costs                                        (16,966)           (2,045)
                                                        --------           -------

Gain on sale of loans                                   $ 51,504           $ 3,488
                                                        ========           =======

Whole loan sales increased to $264.7 million for the nine months ended September 30, 1997, from $108.2 million for the corresponding period in 1996. This increase is the result of the increase in loan originations and purchases.

Interest income increased to $13.7 million for the nine months ended September 30, 1997, from $847,000 for the same period in 1996, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the nine months ended September 30, 1997 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1996. The average inventory of loans held for sale for the nine months ended September 30, 1997, based on quarter-end balances, was $167.9 million, compared to $26.1 million for the corresponding period in 1996.

Servicing income increased to $3.0 million for the nine months ended September 30, 1997, from $10,000 for the nine months ended September 30,1996, as a result of the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. The increase in servicing income for the nine months ended September 30, 1997 is due to the fact that the Company securitized $735.6 million in loans and retained the servicing rights, while the Company sold substantially all of its loans through whole loan sale transactions on a servicing-released basis in 1996.

Total expenses increased to $43.2 million for the nine months ended September 30, 1997, from $5.2 million for the nine months ended September 30, 1996. Interest expense increased due to the higher level of loan inventory and corresponding warehouse borrowing. All other expense components increased from 1996 to 1997 due primarily to (1) primarily due to higher loan origination volume in the nine months ended September 30, 1997 compared to the same period in 1996; (2) an increase in staffing from 178 employees at September 30, 1996 to 885 employees at September 30, 1997; and (3) the addition of 27 wholesale sales offices and 54 retail sales offices from September 30, 1996 to September 30, 1997.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The Company originated and purchased $574.0 million in loans in the three months ended September 30, 1997, compared to $123.4 million for the three months ended September 30, 1996. Loans originated and purchased through the Company's Wholesale Division were $358.6 million, or 62.5%, of total originations and purchases for the three months ended September 30, 1997. Loans originated through the Company's Retail Division were $179.5 million, or 31.3%, of total originations and purchases for the three month period. Loans acquired through bulk purchases were $35.9 million, or 6.2%, of total originations and purchases for the three months ended September 30, 1997. Loans originated and purchased through the Wholesale and Retail Divisions for the three months ended September 30, 1996 totaled $104.4 million, or 84.6%, and $19.0 million, or 15.4%, respectively, of total originations and purchases for such period. There were no bulk purchases of loans in the quarter ended September 30, 1996.

Total revenues for the three months ended September 30, 1997 increased to $32.5 million, from $3.2 million for the three months ended September 30, 1996, due primarily to the increase in loan originations and purchases and sales in 1997. Gain on sale of loans increased to $24.4 million for the three months ended September 30, 1997, from $2.7 million for the three months ended September 30, 1996, due to the increase in loan sales in 1997.

The Company sold $509.0 million in loans during the three month period ended September 30, 1997, of which $404.3 million, or 79.4%, were sold through loan securizations and the remainder represented whole loan sales. Loans sold through securitization for the three months ended September 30, 1997 include $63.8 million in loans that were repurchased on an arms-length basis from a whole loan sale investor and immediately securitized. These repurchased loans are not included in loan originations and purchases for the third quarter. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                      Three Months Ended September 30,
                                                          1997              1996
                                                    ----------------   ---------------
Gain from whole loan sale transactions and
   securitizations, net                                 $29,556           $ 3,749

Unrealized gain on held-for-trading securities            1,687                --
Provision for losses                                       (745)              (80)
Non-refundable loan fees                                  6,907             1,106
Premiums paid                                            (6,311)             (739)
Origination costs                                        (6,700)           (1,378)
                                                        -------           -------

Gain on sale of loans                                   $24,394           $ 2,658
                                                        =======           =======

Whole loan sales increased to $104.7 million for the three months ended September 30, 1997, from $79.4 million for the corresponding period in 1996. This increase is the result of an increase in loan originations and purchases for the same period.

Interest income increased to $6.3 million for the three months ended September 30, 1997, from $560,000 for the same period in 1996, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended September 30, 1997 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1996.

Servicing income increased to $1.8 million for the three months ended September 30, 1997, from $10,000 for the three months ended September 30, 1996. Servicing income reflects servicing fees received on loans sold or securitized by the Company on which the Company has retained ownership of the servicing rights, as well as income recognized on residual cash flows from securitizations. The increase in servicing income for the three months ended September 30, 1997 is due to the fact that, as of September 30, 1997, the Company had securitized $735.6 million in loans and retained the servicing rights, while the Company sold substantially all of its loans through whole loan sale transactions on a servicing-released basis in 1996.

Total expenses increased to $20.4 million for the three months ended September 30, 1997, from $2.7 million for the three months ended September 30, 1996. Interest expense increased due to the higher level of loan inventory and corresponding warehouse borrowing, while all other expense components increased primarily due to the increase in sales offices and staffing to support the increased loan originations and purchases in the three months ended September 30, 1997, compared to the same period in 1996.

Liquidity and Capital Resources

The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. As of September 30, 1997, the Company had a $245.0 million warehouse line of credit led by First Bank National Association which expires in May 1998 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At September 30, 1997, the balance outstanding under the warehouse line of credit was $191.1 million. As of September 30, 1997, the Company also had a $335.0 million aggregation facility with Salomon Brothers, which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At September 30, 1997, the balance outstanding under the aggregation facility was $99.3 million. The Company utilizes the First Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company utilizing the First Bank warehouse line and all loan documentation is complete, the loans are generally transferred to the Salomon aggregation facility. The aggregation facility is paid down with the proceeds of loan sales and securitizations. The Company expects to continue to expand its credit facilities to finance its increasing levels of loan production.

The Company has residual financing arrangements with the lead underwriters of its securitizations, pursuant to which such lead underwriters provide financing of the Company's residual interests in securitizations. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the formula used by the lead underwriter to determine the market value of the residual interest. The facilities bear interest at a rate based on the one month LIBOR. The Company intends to add new credit facilities, as well as expand these credit facilities, in order to finance future securitization transactions. At September 30, 1997, the balance outstanding under these facilities was $43.4 million.

The Company's business requires substantial cash to support its operating activities and growth plans. The Company's growing negative cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (1) fees paid to brokers and correspondents in connecting with generating loans through wholesale and correspondent lending activities; (2) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (3) commissions paid to sales employees to originate loans; (4) the difference between the amount funded per loan and the amount advanced under the current warehouse facility; and (5) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including sub-servicing expenses incurred in the servicing of the Company's loans, capital expenditures and debt service. The Company's sources of operating cash flow include (1) the premium advance component of the Salomon aggregation facility; (2) premiums obtained in whole loan sales; (3) mortgage origination income and fees; (4) interest income on loans held for sale; (5) excess cash flow from securitization trusts; and (6) cash servicing income. As a result of its strategy to significantly grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash will substantially exceed its operating sources of cash. This gap will continue to increase to the extent that the Company's securitization volumes increase, whether due to increased volumes of loan production or as a result of a continued shift towards securitization in its loan sales mix. However, the Company believes that its cash flow profile will improve over time as its rate of loan production growth moderates and the balance of its residual interests and the size of its servicing portfolio increases.

The Company has a discretionary, non-revolving line of credit of $2.5 million with an affiliate of First Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance. As of September 30, 1997, the balance outstanding under this facility was $2.0 million, and the weighted-average interest rate was 9.0%.

In March 1997, the Company established a $2.5 million unsecured line of credit with First Bank for working capital purposes. In June 1997, the line was increased to $4.0 million. As of September 30, 1997, the balance outstanding was zero.

In October 1997, the Company established at $2.2 million line of credit with GE Capital to finance furniture and equipment. As of September 30, 1997, there were no advances under this facility.

The Company's business requires substantial cash to support its operating activities and growth plans. Securitizations of the Company's loans, as well as continued growth in loan production volume, create negative operating cash flow primarily as a result of (1) the difference between the cash required to fund loans and the financing received under the warehouse line of credit;; and (2) the Company's securitization strategy, pursuant to which cash flows are received over the life of the loans securitized.

In July 1997, the Company completed its initial public offering, raising an aggregate of $31.0 million, net of offering expenses. The Company believes that its current liquidity, credit facilities and capital resources are adequate to support its anticipated operations for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.      Change in Securities and Use of Proceeds

             None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6. (a)  Exhibits required by Item 601 of Regulation S-K

             See "Exhibit Index."

        (b)  Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    NEW CENTURY FINANCIAL CORPORATION



DATE: November 13, 1997             By:  /s/ Brad A. Morrice
                                        -------------------
                                        Brad A. Morrice
                                        President


DATE: November 13, 1997             By:  /s/ Edward F. Gotschall
                                        -----------------------
                                        Edward F. Gotschall
                                        C.O.O. - Finance

                                 EXHIBIT INDEX

Exhibit        Description of                                      Sequentially
Number            Exhibit                                          Numbered Page
------         --------------                                      -------------
*   3.1        First Amended and Restated Certificate of
               Incorporation of the Company

*   3.2        First Amended and Restated Bylaws of the Company

** 4.1         Specimen Stock Certificate

10.1 Second Amended and Restated Credit Agreement between the Company and First Bank National
               Association, dated July 31, 1997

10.2           Agreement to Add Lender between the Company,
               First Bank National Association and First Union
               National Bank, dated August 27, 1997

10.3           Agreement to Add Lender between the Company,
               First Bank National Association and Residential
               Funding Corporation, dated September 18, 1997

10.4           Agreement to Add Lender between the Company,
               First Bank National Association and Bank One,
               Texas, N.A., dated September 25, 1997

11.1           Statement re Computation of Per Share Earnings

27.1           Financial Data Schedule

* Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-1 of the Company as filed with the SEC on June 2, 1997.

** Incorporated by reference from Amendment No. 2 to the Registration Statement on Form S-1 of the Company as filed with the SEC on June 18, 1997.