Form 10-K405
period 1997-12-31
NEW CENTURY FINANCIAL CORP
filed 1998-03-30
CIK 1036075

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM       TO

                       COMMISSION FILE NUMBER 000-22633

                               ----------------

                       NEW CENTURY FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       33-0683629
 (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

            18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA 92612
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                (714) 440-7030
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 16, 1998 was approximately $61.0 million based on the closing sales price for the Common Stock on such date of $11.00 as reported on the Nasdaq National Market. All outstanding shares, except for shares held by executive officers and members of the Board of Directors and their affiliates, are deemed to be held by non-affiliates.

  As of March 16, 1998, the Registrant had 14,402,360 shares of Common Stock outstanding.

  PART III INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED WITH THE COMMISSION WITHIN 120 DAYS OF DECEMBER 31, 1997.
===============================================================================

                                    PART I

ITEM 1. BUSINESS

GENERAL

  New Century Financial Corporation ("New Century" or the "Company") is a specialty finance company engaged in the business of originating, purchasing, selling and servicing subprime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions. From the commencement of lending operations in February 1996 through the fiscal year ended December 31, 1997, the Company originated and purchased $2.3 billion in mortgage loans. The Company's loan originations and purchases have grown from $4.3 million for the first quarter of 1996 to $707.0 million for the fourth quarter of 1997. The Company's principal strategy is to continue to increase loan originations through geographic expansion, high levels of service to brokers through its Wholesale Division and increased consumer marketing through its Retail Division. New Century has implemented a loan sales strategy that includes both securitizations and whole loan sales in order to advance the Company's goal of enhancing profitability while managing cash flows.

  The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional methods, and who prefer the prompt and personalized service provided by the Company. These types of borrowers are generally willing to pay higher loan origination fees and interest rates than those charged by conventional lending sources. Although the Company's underwriting guidelines include five levels of credit risk classification, approximately 66.4% of the principal balance of the loans originated and purchased by the Company in 1997 were to borrowers within the Company's two highest credit grades. One important consideration in underwriting subprime loans is the nature and value of the collateral securing the loans. The Company believes that the amount of equity present in the real estate securing its loans, together with the fact that approximately 89.8% of its loans originated or purchased during 1997 were secured by borrowers' primary residences, mitigates the risks inherent in subprime lending. The average loan-to-value ratio on loans originated and purchased by the Company in 1997 was approximately 74.0%. Approximately 96.9% of the loans originated and purchased by the Company during 1997 were secured by first mortgages, and the remainder of the loans the Company originated and purchased for such period was secured by second mortgages.

  The Wholesale Division originates loans through, and purchases closed loans from, independent loan brokers which accounted for $1.3 billion, or 64.4%, of the Company's loan production during 1997. As of December 31, 1997, the Wholesale Division originated loans through its four regional operating centers located in Southern California, Northern California, Chicago and Atlanta and through 33 additional sales offices located in 21 states. The Company believes that it has been successful in penetrating the broker market by providing prompt, consistent service, which includes (i) utilizing experienced subprime underwriting personnel to evaluate the specific characteristics of each loan application, (ii) issuing a conditional loan approval or denial promptly, generally within 24 hours after receipt of an application from a broker, (iii) utilizing teams of account executives in the field and account managers in the office to actively assist brokers in completing approved transactions, (iv) providing brokers with access to the Company's decision-making personnel, (v) locating Company personnel in geographic proximity to their broker customers, (vi) avoiding the imposition of unnecessary conditions on loan approvals, and (vii) consistently funding loans in accordance with the approved terms, generally within 20 to 30 days following conditional approval.

  The Retail Division originates loans through the direct solicitation of borrowers and accounted for $578.7 million, or 29.5%, of the Company's loan production during 1997. As of December 31, 1997, the Retail Division originated loans through a network of 27 sales offices located in California and 47 sales offices located in 24 other states. The Company's retail marketing includes high-volume targeted direct mail and more traditional marketing activities conducted by retail loan officers, who seek to identify potential borrowers through referral sources as well as individual sales efforts. By creating a direct relationship with the borrower, retail lending creates a more sustainable loan origination franchise and provides the Company with greater control over the lending process. The Company also receives the origination fees paid by the borrower on loans originated through the Retail Division, which offsets the higher costs of retail lending and may contribute to increased profitability and cash flow.

  In mid 1997, the Company began purchasing small, bulk packages of closed loans ("bulk acquisitions") from mortgage bankers and financial institutions ("correspondents"). Bulk acquisitions totaled $120.8 million, or 6.1%, of the Company's total loan production during 1997. By focusing on small bulk purchases, the Company believes that its bulk acquisitions program complements its existing marketing efforts to brokers and may, from time to time, enable the Company to increase loan production on a cost-effective basis. The Company does not expect bulk acquisitions to account for a significant portion of its loan production volume in 1998.

  The Company's seven senior executives have substantial mortgage banking experience and have previously directed the national expansion of several conventional and subprime mortgage companies. The senior management team has broad and complementary skills, including expertise in subprime originations, subprime underwriting, loan administration, servicing and collections, secondary marketing, capital markets, finance, legal/regulatory affairs and public company management. The Company's senior underwriters with credit approval authority have an average of 9.5 years of subprime mortgage lending experience. The experience of its underwriting personnel allows the Company to exercise flexibility within its underwriting process based on the specific characteristics of each loan application. In addition, all appraisals are reviewed by qualified Company personnel or a qualified appraiser retained by the Company. Along with its thorough underwriting process, the Company maintains strong corporate controls throughout the lending process, including subjecting all loans to a series of pre- and post-funding audits to verify the accuracy of the loan application data and to assure compliance with the Company's underwriting policies, procedures and guidelines. The Company believes that its underwriting and review processes provide the necessary support to continue the Company's rapid loan origination growth while maintaining loan quality.

  New Century sells its mortgage loans through securitizations as well as through bulk sales of whole loans to institutional purchasers. During 1997, the Company sold $617.2 million of loans through whole loan sales transactions at a weighted average sales price equal to 104.6% of the original principal balance of the loans sold. The Company also securitized $1.1 billion of its mortgage loans through seven securitization transactions during 1997. Four of the seven securitizations, totaling $501.3 million in mortgage loans, were credit enhanced by an insurance policy provided through a monoline insurance company. The other three securitizations, totaling $622.3 million in mortgage loans, were credit enhanced through the use of subordinated certificates instead of an insurance policy. The Company used credit enhancements in each of its securitizations to allow the senior certificates in the related trusts to receive ratings of "AAA" from Standard & Poor's Ratings Services and "Aaa" from Moody's Investors Service, Inc. The Company intends to continue to sell its loans through both securitizations and whole loan sale transactions.

  Until February 1997, the Company sold all of its loan production on a servicing-released basis. Starting with its first securitization in February 1997, the Company has retained the servicing rights on the loans sold through its securitizations. Prior to September 1997, the Company, while retaining servicing rights as the master servicer on the securitized loans, outsourced its servicing operations to Advanta. Advanta's current relationship with the Company includes conducting all of the Company's servicing operations for its first five securitizations. Since September 1997 the Company has boarded substantially all of its loans on a joint servicing platform which it has developed with Comerica Bank ("Comerica"). The Company is in the process of expanding its internal servicing infrastructure and intends to begin assuming the servicing functions which it currently outsources by the third quarter of 1998. See "--Loan Servicing and Delinquencies." As of December 31, 1997, the Company's servicing portfolio consisted of 15,321 loans with an aggregate principal balance of approximately $1.6 billion, of which 2,845 loans with an aggregate principal balance of $272.0 million were held for sale and serviced on an interim basis, 10,073 loans with an aggregate principal balance of $1.1 billion had been securitized, and 2,403 loans with an aggregate principal balance of $264.8 million were serviced on behalf of the whole loan purchasers thereof. As of December 31, 1997, approximately 44.5% of the loans in the Company's servicing portfolio were serviced by Advanta and approximately 55.5% of the loans in the Company's servicing portfolio were serviced by the Company on its joint servicing platform with Comerica.

GROWTH AND OPERATING STRATEGIES

  Increasing Growth of Retail Production. The Company intends to continue to emphasize the growth of retail loan production during 1998 through geographic expansion and increased consumer marketing efforts. The Company opened 54 retail sales offices during 1997 and intends to open 10 or more additional retail sales offices during the first three quarters of 1998. In addition, the Company intends to open approximately 25 new "hometown" offices in the first three quarters of 1998. A hometown office is a sales office, generally staffed with only one employee, in cities with a population of less than 100,000. The Company targets markets for expansion based on demographics and its ability to recruit sales office managers and other qualified personnel in particular markets and has not yet identified the exact locations of its planned additional retail sales offices. The expansion costs for new sales offices are generally mitigated by leasing short-term executive suite space until revenues are generated by the office, at which time the Company leases permanent space. Controlling the costs of expansion permits the Company to enter and, if necessary, exit new geographic markets quickly with limited financial impact. The Company intends to coordinate the opening of each new retail sales office with direct mail advertising and telemarketing with the goals of generating revenues for each such office within 60 to 90 days after opening and achieving break-even operations within five to eight months. The Company also intends to increase its consumer marketing, which includes the use of direct mail, a centralized retail originations program, telemarketing and more traditional marketing methods, such as referrals and individual loan officer sales efforts. The Company has increased the number of targeted direct mail pieces to retail borrowers from approximately 750,000 mailers per month in January 1997 to approximately two million mailers per month as of January 1998. See "--Marketing."

  Continuing Growth of Wholesale Production. The Company intends to continue the growth of its Wholesale Division, primarily through geographic expansion and greater penetration in existing markets by providing continued high levels of service to brokers. The Company plans to continue its geographic expansion through the further development of lending operations in the Southeast and Northeast regions of the country. In connection with its expansion, the Company plans to open five or more additional wholesale sales offices in markets surrounding the Company's existing and planned regional operations centers and to increase the total number of account executives from 104 as of December 31, 1997 to approximately 175 by December 1998.

  The Company believes that providing prompt, consistent service is the reason for its success with wholesale brokers. As a result, management has created a customer service oriented culture at the Company. By providing a high level of service, the Company seeks to maximize the number of potential loans closed in the short term and establishes the basis for repeat business, referrals and other future lending opportunities. To this end, the Company has placed decision makers closer to local brokers, enabling the Company to refine its procedures to reflect local market practices and conditions and enabling the Company to provide a higher level of service to brokers. The Company expects to further improve service to brokers by (i) continuing improvements in the Company's computer and other support systems, which are expected to improve the Company's speed, efficiency and consistency in processing loan applications, and (ii) expanding product offerings to provide brokers with a broader selection of borrowing alternatives for their customers.

  Enhancing Profitability while Managing Cash Flow. In addition to adding new retail and wholesale sales offices, the Company intends to focus on the profitability of its existing sales offices. This will be accomplished by (i) increasing the origination fees received on retail loan originations, (ii) decreasing the yield spread premium paid to wholesale brokers, and (iii) decreasing the cost of origination per loan. The increase in retail origination fees and decrease in the yield spread premium will be achieved through pricing adjustments on loans and through the establishment of incentive programs for the sales staff. The decrease in the cost of origination will be achieved primarily by the increase in productivity projected for retail branches and wholesale regions which have been open less than nine months and which have not yet reached targeted efficiencies.

  New Century has implemented a loan sales strategy that includes both securitizations and whole loan sales in order to advance the Company's goal of enhancing profits while managing cash flows. Loan sales through securitizations permit the Company to enhance operating profits and to benefit from future cash flows generated by the residual interests retained by the Company. Whole loan sale transactions enable the Company to generate current cash flow and reduce the risks inherent in retaining residual interests. The Company may in the future increase or decrease the percentage of loans sold through securitizations based on economic conditions, secondary market conditions and available financial resources.

  The Company manages its cash flows in several ways, including selling a significant portion of its loans through whole loan sales which result in the receipt of cash gains at the time of sale. The Company also manages its cash flow through the use of a variety of funding sources, including the receipt of advance rates in excess of par on its loan aggregation facilities and borrowing against the value of the residual interests received in its securitizations. The residual interests retained by the Company constitute an investment which the Company believes will provide attractive returns and future cash flow. Further, the Company believes that its cash flow profile will improve over time as its rate of loan production growth moderates and the balance of its residual interests and the size of its servicing portfolio increases. The Company continually evaluates different securitization and financing strategies which may improve its profitability and/or cash flow position.

  Expanding Product Offerings. The Company frequently reviews its products and pricing for competitiveness and introduces new products to meet the needs of its borrowers, brokers and correspondents. In March 1997, the Company commenced loan originations through its Alternative Mortgage Products Program through which the Company offers loans to borrowers meeting conventional mortgage lending standards and offers a broad selection of second mortgage products, including loans with loan-to-value ratios of up to 125% for borrowers with good credit histories. The Company believes that offering these high loan-to-value products is beneficial to the Company because they generate fee-based cash income for the Company. The Company also believes that these mortgage products will enable the Company to increase loan production from brokers who have customers seeking such products and from borrowers identified through the Company's retail marketing whose needs are not satisfied by the mortgage products offered by the Retail Division. The Company expects that the mortgage loans originated through its Alternative Mortgage Products Program will be sold by the Company on a broker or correspondent basis, rather than through securitizations or servicing-retained sales.

  Acquisition Strategy. The Company may from time to time seek to acquire originators of its mortgage products. On January 12, 1998, the Company completed the acquisition of Primewest Funding Corporation ("PWF"). PWF is a retail originator of loans and was one of the Company's largest correspondents, generating over $70 million in loan origination volume for the 12 months ended December 31, 1997 of which $54 million was purchased by the Company. In the twelve months ending December 31, 1997, PWF originated an average of $5.8 million in loans per month, with $9.0 million originated in December. The terms of the acquisition provided for the payment by the Company of cash and Common Stock, in addition to a three year earnout feature based on the net earnings of PWF's business after the acquisition. The key executives of PWF, who combined have over 20 years of experience in the mortgage banking industry, are expected to continue in their current positions under three year employment agreements.

COMERICA STRATEGIC ALLIANCE

  In May 1997, the Company sold 545,000 shares of Common Stock of the Company to Comerica for $4,087,500. Comerica is a bank holding company which had assets of approximately $36 billion at December 31, 1997 and is the parent of Comerica Bank. In connection with the sale of stock to Comerica, the Company and Comerica agreed to enter into certain arrangements concerning servicing and other strategic relationships. See "--Loan Servicing and Delinquencies." In order to increase the likelihood of success of such strategic relationships, the Company issued warrants, at an exercise price of $11.00 per share, to purchase an aggregate of 100,000 shares of Common Stock to Comerica and agreed to issue Comerica warrants to purchase an additional 233,333 shares of Common Stock, subject to the completion by Comerica of certain performance events related to the strategic relationships. Comerica has notified the Company that it intends to exit from the servicing business. As a consequence, the Company intends to take full control of the servicing function on its loans. In light of these changes, the Company is re-evaluating other aspects of the strategic relationship with Comerica.

MARKETING

  Retail Division. The Company emphasizes high-volume targeted direct mail but also uses a variety of other marketing activities to attract borrowers for the Retail Division. Using its database screening, the Company selects the potential customers to whom it sends direct mail. The Company's database screening involves a detailed marketing analysis intended to identify current homeowners who are likely to be qualified candidates for the Company's loan products. Factors considered by the Company in identifying homeowners for its mailing list include the length of time the homeowner has owned the home and the individual's credit profile. Longer periods of homeownership increase the likelihood that the homeowner has substantial equity in the home and will satisfy the Company's loan-to-value requirements. Aspects of an individual's credit profile, such as credit problems, limited credit history and prior borrowings from consumer finance companies, also indicate that the individual is a likely candidate for the Company's loan programs.

  The Company tracks the success of its marketing efforts and regularly assesses the accuracy of its database screening in identifying likely candidates for its products. By limiting the mailing of direct mail pieces to likely borrowers, the Company believes it more efficiently utilizes its marketing expenditures.

  Under the Company's centralized retail originations program, the Company utilizes its direct marketing methodology in markets where the Company does not currently maintain a sales office. The Company also continues to emphasize retail loan generation through more traditional marketing methods, such as referrals and individual loan officer sales efforts, and provides each sales office with a promotional budget to support these activities. The Company will also be expanding its outbound telemarketing program during 1998.

  Wholesale Division. The Company's wholesale marketing strategy is focused on the sales efforts of its account executives, supported by the Company's commitment to providing prompt, consistent service to brokers and their customers. The Company expects that its growth in wholesale originations will stem primarily from increasing the number of account executives, increasing the number of markets served by such account executives and continuing efforts to improve the service provided to brokers and their customers.

LOAN ORIGINATIONS AND PURCHASES

  The Company originates and purchases loans primarily through its Wholesale and Retail Divisions, and has purchased loans through its bulk acquisition program. The Wholesale Division originates and purchases loans through a network of independent mortgage brokers, the Retail Division solicits loans directly from prospective borrowers and the bulk acquisition program purchases small, bulk packages of loans from mortgage banking and financial institution correspondents that originate, underwrite and fund the loans prior to their sale to the Company. All of the Company's loans are secured by first or second mortgages on one-to-four single family residences.

  Wholesale Division. The Wholesale Division funded $1.3 billion in loans, or 64.4% of the Company's total loan production, during 1997. As of December 31, 1997, the Wholesale Division was operating through four regional operating centers located in Southern California, Northern California, Chicago and Atlanta and through 33 additional sales offices located in Arizona (2), California (2), Colorado, Florida (4), Hawaii, Indiana (3), Iowa, Maryland, Michigan, Minnesota, Missouri (2), Nevada, New Mexico, Ohio (3), Pennsylvania
(2), Texas (4), Utah, Washington and Wisconsin, employing a total of 104 account executives. As of December 31, 1997, the Company had approximately 1,982 approved mortgage brokers and during 1997 originated loans through approximately 1,277 brokers. During 1997, New Century's 10 largest producing brokers originated approximately 15.5% of the Company's loans, with the largest broker accounting for approximately 3.9%.

  In wholesale originations, the broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Wholesale Division allows the Company to increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations.

  Loan applications generally are submitted by mortgage brokers to an account executive in one of the Company's sales offices. The application is then forwarded to the closest regional operating center where the loan is logged-in for RESPA and other regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to each application as quickly as possible. If approved, a "conditional approval" will be issued to the broker with a list of specific conditions to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and the originating New Century account executive will work directly with the submitting mortgage broker to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, the Company funds loans within 20 to 30 days after approval of the loan application.

  The following table sets forth selected information relating to wholesale loan originations, excluding loans purchased through the Company's bulk acquisition program, during the periods shown:

                                            FOR THE QUARTERS ENDED
                          ------------------------------------------------------------
                          DECEMBER 31, MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                              1996       1997       1997        1997          1997
                          ------------ ---------  --------  ------------- ------------
Principal balance (in
 thousands).............    $138,356   $176,186   $286,197    $358,605      $444,145
Average principal
 balance per loan
 (in thousands).........    $    108   $    107   $    109    $    104      $    108
Combined weighted
 average initial loan-
 to-value ratio.........        70.8%      70.5%      73.3%       74.3%         74.5%
Percent of first
 mortgage loans.........        98.5%      99.4%      98.9%       98.4%         98.6%
Property securing loans:
  Owner occupied........        88.7%      87.7%      87.9%       88.2%         90.3%
  Non-owner occupied....        11.3%      12.3%      12.1%       11.8%          9.7%
Weighted average
 interest rate:
  Fixed-rate............        10.5%      10.0%       9.9%        9.7%          9.8%
  ARMs..................         9.4%       9.4%       9.6%        9.6%          9.6%
  Margin--ARMs..........         7.1%       7.1%       7.0%        7.3%          6.7%

  The Wholesale Division also purchases closed loans on an individual or "flow" basis from independent mortgage brokers and financial institutions. The Company reviews an application for approval from each lender seeking to sell the Company a closed loan. The Company analyzes the mortgage broker's underwriting guidelines and financial condition, including its licenses and financial statements. The Company requires each mortgage broker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans such mortgage broker will sell to the Company, thereby providing the Company with representations and warranties that are comparable to those given by the Company to its loan purchasers.

  Retail Division. During 1997, the Company originated $578.7 million in loans, or 29.5% of its total loan production, through its Retail Division. As of December 31, 1997, the Retail Division employed 291 retail loan officers, located in 74 sales offices in Arizona (3), California (27), Colorado (2), Florida (4), Georgia, Hawaii (2),

Idaho (2), Illinois (4), Maryland (2), Michigan, Minnesota (2), Missouri (2), Montana, Nevada, New Mexico, North Carolina (2), Ohio (3), Oregon, Pennsylvania (3), Tennessee, Texas (2) Utah, Virginia, Washington (4) and Wisconsin. By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process while generating loan origination fees to offset the higher costs of retail lending, which may contribute to profitability and cash flow.

  In connection with the Company's direct mail activities, the Company's database screening activities are directed by a centralized staff who create a targeted mailing list for each geographic market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers which result from the mailings are received at a centralized location, where the Company's telemarketing staff interviews the borrower, makes a preliminary evaluation of the borrower's credit and the value of the collateral property and refers qualified leads to loan officers in the retail sales office closest to the borrower. Under the centralized retail originations program, the qualified leads are referred to a centralized staff of loan officers who utilize document and signing services to exchange documentation with the borrower.

  The following table sets forth selected information relating to retail loan originations during the periods shown:

                                            FOR THE QUARTERS ENDED
                          -----------------------------------------------------------
                          DECEMBER 31, MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                              1996       1997      1997        1997          1997
                          ------------ --------- --------  ------------- ------------
Principal balance (in
 thousands).............    $38,410     $74,384  $122,774    $179,613      $201,903
Average principal
 balance per loan
 (in thousands).........    $    95     $   108  $     97    $     93      $     90
Combined weighted
 average initial
 loan-to-value ratio....       72.3%       72.4%     74.3%       75.1%         75.3%
Percent of first
 mortgage loans.........       94.6%       95.7%     94.3%       93.7%         92.6%
Property securing loans:
  Owner occupied........       93.9%       90.0%     91.4%       92.2%         92.1%
  Non-owner occupied....        6.1%       10.0%      8.6%        7.8%          7.9%
Weighted average
 interest rate:
  Fixed-rate............       10.0%        9.7%      9.8%        9.5%          9.8%
  ARMs..................        8.9%        8.4%      8.8%        9.3%          9.2%
  Margins--ARMs.........        7.0%        7.0%      7.2%        7.5%          6.5%

  Service Provider Program. In January 1997, the Company implemented a new program intended to generate new loan originations through working with financial institutions, collection agencies and other related companies. Through this program, the Company seeks to develop new relationships and expand on existing relationships with banks and other financial institutions across the country. The goal is to encourage participating financial institutions to identify potential borrowers who do not qualify for a loan from the respective financial institution but do meet the Company's target borrower profile. Participating financial institutions are compensated by the Company based on the level of services performed by the institution. As of December 31, 1997, the Company had service provider relationships with 65 companies, 38 of which were producing loan volume for the Company. In January 1998, the Company produced approximately $3 million in new loan originations from the service provider program.

  Bulk Acquisition Program. In mid 1997, the Company began purchasing small, bulk packages of closed loans from mortgage bankers and financial institutions. Bulk acquisitions totaled $120.8 million, or 6.1%, of the Company's total loan production during 1997. Bulk acquisitions allow the Company to supplement its own loan production with limited overhead expenses. Loans purchased by the Company under the bulk acquisition program must be originated in accordance with the Company's underwriting guidelines and currently all such loans are re-underwritten by the Company prior to purchase. The Company does not expect the bulk acquisition program to account for a significant portion of its loan production volume in 1998.

PRODUCT TYPES

  The Company offers both fixed-rate and adjustable-rate loans ("ARMs"), as well as loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable-rate. Most of the ARMs originated by the Company are offered at a low initial interest rate, sometimes referred to as a "start rate." At each interest rate adjustment date, the Company adjusts the rate, subject to certain limitations on the amount of any single adjustment, until the rate charged equals the fully indexed rate. There can be no assurance, however, that the interest rate on these loans will reach the fully indexed rate if the loans are pre-paid or in cases of foreclosure. The Company's borrowers fall into five subprime risk classifications and products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification (see "Business--Underwriting Standards"). Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees and many of the Company's fixed-rate borrowers, in particular, choose to "buy down" their interest rate through the payment of additional origination fees. The Company's maximum loan amounts are generally $500,000 with a loan-to-value ratio of up to 85%. The Company does, however, offer larger loans with lower loan-to-value ratios on a case-by-case basis, and also offers products that permit a loan-to-value ratio of up to 90% for selected borrowers with a Company risk classification of "A+" or "A-." Loans originated or purchased by the Company in 1997 had an average loan amount of approximately $101,988 and an average loan-to-value ratio of approximately 74.0%. Unless prohibited by state law or otherwise waived by the Company, the Company generally imposes a prepayment penalty on the borrower. Approximately 66.8% of the loans the Company originated or purchased during 1997 provided for the payment by the borrower of a prepayment charge in limited circumstances on certain full or partial prepayments.

UNDERWRITING STANDARDS

  New Century originates or purchases its mortgage loans in accordance with the underwriting criteria (the "Underwriting Guidelines") described below. The loans the Company originates or purchases generally do not satisfy conventional underwriting standards, such as those utilized by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"); therefore, the Company's loans are likely to result in rates of delinquencies and foreclosures that are higher, and may be substantially higher, than those rates experienced by portfolios of mortgage loans underwritten in a more traditional manner. The Underwriting Guidelines are intended to evaluate the credit history of the potential borrower, the capacity of the borrower to repay the proposed loan, the value of the security property and the adequacy of such property as collateral for the proposed loan. Based upon the underwriter's review of the loan application and related data and application of the Underwriting Guidelines, the loan terms, including interest rate and maximum loan-to-value, are determined.

  The Company utilizes only experienced underwriters and the Company's chief credit officer (the "Chief Credit Officer") must approve the hiring of all underwriters, including those located in the regional operations centers. The Company's underwriters are required to have had either substantial subprime underwriting experience with a consumer finance company or other subprime lender or substantial experience with the Company in other aspects of the subprime mortgage finance industry before becoming part of the Company's underwriting department. The Company's senior underwriters with credit approval authority have an average of 9.5 years of subprime mortgage lending experience. All underwriters participate in ongoing training, including regular supervisory critiques of each underwriter's work. The Company believes that its experienced underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments. In addition, the Company believes that by effectively employing its training program, its underwriters efficiently review and evaluate loan packages while understanding and adhering to the Company's Underwriting Guidelines.

  Underwriters are not given approval authority until their work has been reviewed by the Chief Credit Officer for a period of time and deemed satisfactory. Thereafter, the Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an ongoing basis. All approved loans currently require a second underwriting approval. The Company believes that these controls and procedures constitute an important part of the

Company's infrastructure and commitment to loan quality. On a case-by-case basis, exceptions to the Underwriting Guidelines are made where compensating factors exist. For example, it may be determined that an applicant warrants a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category. Accordingly, certain mortgagors may qualify in a more favorable risk category than would apply in the absence of such compensating factors. In limited circumstances, the underwriters may exercise judgment to make exceptions to the Underwriting Guidelines where no compensating factors exist.

  Each loan applicant completes an application that includes information with respect to the applicant's liabilities, income, credit history, employment history and personal information. The Underwriting Guidelines require a credit report on each applicant from a credit reporting company. The report typically contains information relating to such matters as credit history with local and national merchants and lenders, installment debt payments and any record of defaults, bankruptcies, repossessions or judgments. All mortgaged properties are appraised by qualified independent appraisers prior to funding of the loan. Such appraisers inspect and appraise the subject property and verify that it is in acceptable condition. The Company requires that all mortgaged properties be in at least "average" condition. Following each appraisal, the appraiser prepares a report that includes a market value analysis based on recent sales of comparable homes in the area and, when deemed appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and are generally on forms acceptable to FNMA and FHLMC. The Underwriting Guidelines require a review of the appraisal by a qualified employee of the Company or by a qualified appraiser retained by the Company.

  The Underwriting Guidelines currently include two levels of applicant documentation requirements, referred to as the "Full Documentation" and "Stated Income Documentation" programs. Until early 1998, the Company also allowed a third level of applicant documentation, "Limited Documentation." Under the Full Documentation and Stated Income Documentation programs, the Company reviews the applicant's source of income, calculates the amount of income from sources indicated on the loan application or similar documentation, reviews the credit history of the applicant, calculates the debt service-to-income ratio to determine the applicant's ability to repay the loan, reviews the type and use of the property being financed, and reviews the property. In determining the ability of the applicant to repay the loan, the Company's underwriters use (i) a qualifying rate that is equal to the stated interest rate on fixed-rate loans, (ii) the initial interest rate on loans which provide for two, three or five years of fixed payments before the initial interest rate adjustment or (iii) one percent above the initial interest rate on other adjustable-rate loans. The Underwriting Guidelines require that mortgage loans be underwritten in a standardized procedure which complies with applicable federal and state laws and regulations and requires the Company's underwriters to be satisfied that the value of the property being financed, as indicated by an appraisal and a review of the appraisal, currently supports the outstanding loan balance. In general, the maximum loan amount for mortgage loans originated under the programs is $500,000; however, larger loans may be approved on a case-by-case basis. The Underwriting Guidelines permit one-to-four-family residential property loans to have loan-to-value ratios at origination of generally up to 80%, or up to 90% for borrowers in the Company's highest credit grade categories, depending on, among other things, the purpose of the mortgage loan, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the property. With respect to mortgage loans secured by mortgaged properties acquired by a borrower under a "lease option purchase," the loan-to-value of the related mortgage loan is based on the lower of the appraised value at the time of origination of such mortgage loan or the sale price of the related mortgaged property if the "lease option purchase price" was set less than six months prior to origination. If the "lease option purchase price" was set six months or more prior to origination, the loan-to-value is based on the appraised value at the time of origination.

  Under the Full Documentation program, applicants generally are required to submit two written forms of verification of stable income for at least twelve months. Under the Stated Income Documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. Under the Limited Documentation program, which was terminated in early 1998, applicants were required to submit one written form of verification of stable income for twelve months. All the foregoing programs require that with respect to salaried employees there be a telephone verification of the applicant's employment. Verification of the source of funds required to be deposited by the applicant into escrow in the case of a purchase money loan is generally required under the Full Documentation program guidelines and on all purchase loans where the loan-to-value ratio is greater than 70%. No such verification is required under any of the programs where the loan-to-value ratio is less than 70%.

  The Company's categories and criteria for grading the credit history of potential borrowers is set forth in the table below. Generally, borrowers in lower credit grades are less likely to satisfy the repayment obligations of a mortgage loan and, therefore, are subjected to more stringent underwriting criteria and more limited loan-to-value ratios and are charged higher interest rates and loan origination fees. Loans made to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and may result in higher losses than loans made to borrowers who use conventional mortgage sources. The Company believes that the amount of equity present in the collateral securing its loans generally mitigates these risks.

                          UNDERWRITING GUIDELINES(1)

                             A+ RISK              A- RISK             B RISK                C RISK               C- RISK
                             -------              -------             ------                ------               -------
Existing mortgage
 history............  Maximum one           Maximum three 30-    Maximum one 60-   Late payments             Maximum of two
                       30-day late           day late payments    day late payment  maximum of two            90-day late
                       payment and no        and no 60-day        within last 12    90-day late               payments and
                       60-day late           late payments        months; must be   payments within           one 120-day
                       payments within       within last 12       less than 60      last 12 months;           late last 12
                       last 12 months;       months; required     days              must be less than         months, less
                       must be current at    to be current at     late at funding.  90 days late at           than 90
                       application time;     funding.                               funding.                  days late
                       must have a LTV                                                                        at funding.
                       of 90% or less                                                                         No current NOD.

Other credit........  FICO score of 640 or  FICO score of 620    FICO score of 600 Significant prior         Significant
                       higher; or no open    or higher; or minor  or higher; or     defaults                  defaults
                       collection            derogatory items     prior defaults    acceptable;               acceptable;
                       accounts or           allowed; not         acceptable; not   generally, not            open
                       charge-offs open      more than $500 in    more than         more than                 charge-offs or
                       after funding.        open collection      $1,000 in open    $2,500 in open            collection
                                             accounts or          collection        collection                accounts may
                                             charge-offs open     accounts or       accounts or               remain open
                                             after funding.       charge-offs open  charge-offs open          after funding;
                                                                  after funding.    after funding; on a       on a case
                                                                                    case by case basis        by case basis

Bankruptcy filings..  Generally, no         Generally, no        Generally, no     Generally, no             Bankruptcy,
                       bankruptcy or notice  bankruptcy or        bankruptcy or     bankruptcy or             permitted on
                       of default filings    notice of default    notice of         notice of default         a case by
                       in                    filings in last 3    default           filings in last 12        case basis;
                       last 3 years.         years.               filings in last   months.                   Chapter 13
                                                                  2                                           bankruptcy
                                                                  years.                                      paid through
                                                                                                              closing.
Debt service to
 income     ratio...  42-45%                50% or less          55% or less       59% or less               59% or less
Maximum loan-to-
 value     ratio:(2)
Owner occupied:
 single family......  90%                   90%                  80%               75%                       70%
Owner occupied:
 condo/two-to-four
 unit...............  85%                   80%                  75%               70%                       65%
Non-owner occupied..  85%                   80%                  75%               70%                       60-65%

-------
(1) The letter grades applied to each risk classification reflect the Company's internal standards and do not necessarily correspond to the classifications used by other mortgage lenders. "LTV" means loan-to-value ratio.
(2) The maximum LTV set forth in the table is for borrowers providing full documentation. The LTV is reduced 10% for stated income applications, if applicable. Under the Limited Documentation program formerly used by the Company, the LTV was reduced by 5% for Limited Documentation applicants as applicable. Additionally, if the borrower's FICO score meets or exceeds the risk category and debt ratio guidelines, consumer credit may be disregarded.

  In addition to the five risk grade categories described above, the Company also has a Mortgage Credit Only program. The Mortgage Credit Only program allows no more than three 30-day late payments and no 60-day late payments within the last 12 months on an existing mortgage loan if the loan-to-value is 75% or less. An existing mortgage loan is not required to be current at the time the application is submitted. Derogatory credit report items are allowed as to non-mortgage credit, and a letter of explanation may be required under the Full Documentation program. No bankruptcy or notice of default filings may have occurred during the preceding two years; provided, however, that if the borrower's bankruptcy has been discharged during the past two years and the borrower has re-established a credit history otherwise complying with the credit parameters set forth in this paragraph, the borrower may then qualify under the Mortgage Credit Only program The mortgaged property must be in at least average condition. A maximum loan-to-value of 75% for A- is permitted for a mortgage loan on a single family owner-occupied property. The debt service-to-income ratio is generally limited to a maximum of 50% for A- credit grade or lower.

  The Company has established a sub-category of its C- credit grade (the "Home Saver Program") for borrowers faced with at least one of the following credit scenarios: (i) the borrower has an existing mortgage currently in foreclosure,
(ii) the borrower is subject to a notice of default filing, (iii) the borrower has had a serious mortgage delinquency for more than one 120 day period in the last 12 months or is more than 90 days late at the time of funding, or (iv) the borrower is in an open Chapter 13 or Chapter 11 bankruptcy. The Home Saver Program is available only to Full Documentation borrowers and permits a maximum loan-to-value of 65% and a maximum debt service-to-income ratio of 59%. The maximum loan is $250,000 and all derogatory credit report items must either be brought current or paid through the loan proceeds. A maximum of 3% of the loan proceeds may be paid to the borrower in cash. If the borrower is in an open Chapter 13 or Chapter 11 bankruptcy, the bankruptcy must be discharged through the proceeds of the loan.

  The Company evaluates its Underwriting Guidelines on an ongoing basis and periodically modifies the Underwriting Guidelines to reflect the Company's current assessment of various issues related to an underwriting analysis. The Company adopts underwriting guidelines appropriate to new loan products, such as those offered by the Alternative Mortgage Products Program. The conventional mortgage loans and second mortgage loans, including 125% loan-to-value loans, offered by the Alternative Mortgage Products Program are underwritten to the standards of the intended buyers thereof and utilize information not considered by the Company in its standard Underwriting Guidelines, including credit scores.

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

  The following table sets forth information concerning the Company's principal balance of fixed rate and adjustable rate loan production by borrower risk classification for the periods shown:

                                           FOR THE QUARTERS ENDED
                         ----------------------------------------------------------
                         DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                             1996       1997      1997       1997          1997
                         ------------ --------- -------- ------------- ------------
A+ Risk Grade:
Percent of total
 purchases and
 originations...........     19.3%      20.2%     28.0%      31.8%         32.9%
Combined weighted
 average initial
 loan-to-value ratio....     72.7       73.0      76.2       77.6          76.8
Weighted average
 interest rate:
  Fixed-rate............      9.9        9.5       9.9        9.5           9.7
  ARMs..................      8.6        8.7       9.1        9.2           9.2
  Margin--ARMs..........      6.7        6.8       6.7        7.1           6.4
A- Risk Grade:
Percent of total
 purchases and
 originations...........     32.8%      36.1%     36.3%      35.6%         37.5%
Combined weighted
 average initial
 loan-to-value ratio....     73.2       72.4      74.8       75.5          75.9
Weighted average
 interest rate:
  Fixed-rate............      9.9        9.6       9.7        9.4           9.7
  ARMs..................      8.8        8.7       9.2        9.3           9.3
  Margin--ARMs..........      6.9        6.8       7.0        7.1           6.6
B Risk Grade:
Percent of total
 purchases and
 originations...........     24.1%      23.2%     17.7%      17.0%         15.1%
Combined weighted
 average initial
 loan-to-value ratio....     71.9       71.2      74.1       74.2          74.5
Weighted average
 interest rate:
  Fixed-rate............     10.5       10.3      10.0        9.8          10.1
  ARMs..................      9.4        9.4       9.5        9.6           9.8
  Margin--ARMs..........      7.2        7.2       7.2        7.4           6.8
C Risk Grade:
Percent of total
 purchases and
 originations...........     14.3%      12.1%      9.0%       8.2%          6.9%
Combined weighted
 average initial
 loan-to-value ratio....     68.1       68.6      68.0       71.9          70.9
Weighted average
 interest rate:
  Fixed-rate............     11.0       10.8      10.7       10.8          11.2
  ARMs..................     10.3       10.0      10.2       10.4          10.3
  Margin--ARMs..........      7.5        7.4       7.4        7.6           7.1
C- Risk Grade:
Percent of total
 purchases and
 originations...........      9.5%       8.4%      9.0%       7.4%          7.6%
Combined weighted
 average initial
 loan-to-value ratio....     63.3       62.3      64.9       64.2          64.6
Weighted average
 interest rate:
  Fixed-rate............     12.3       11.4      10.6       10.7          11.2
  ARMs..................     11.1       10.6      10.7       10.8          10.7
  Margin--ARMs..........      7.7        7.5       7.6        7.6           7.1

GEOGRAPHIC DISTRIBUTION

  The following table sets forth aggregate dollar amounts (in thousands) and the percentage of all loans originated or purchased by the Company by state for the periods shown:

                                                    FOR THE QUARTERS ENDED
                          ------------------------------------------------------------------------------
                           DECEMBER 31,     MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                               1996            1997            1997            1997            1997
                          --------------  --------------  --------------  --------------  --------------
                           AMOUNT    %     AMOUNT    %     AMOUNT    %     AMOUNT    %     AMOUNT    %
                          -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
California..............  $ 98,952  56.0% $124,698  49.8% $184,184  42.5% $234,170  40.8% $260,470  36.8%
Illinois................    32,671  18.5%   44,674  17.8%   66,027  15.2%   70,851  12.3%   77,008  10.9%
Ohio....................    10,814   6.1%   13,190   5.3%   20,714   4.8%   27,932   4.9%   34,405   4.9%
Arizona.................    11,120   6.3%   15,451   6.2%   24,564   5.7%   29,840   5.2%   30,357   4.3%
Colorado................     6,790   3.8%   12,980   5.2%   25,407   5.9%   26,439   4.6%   29,767   4.2%
Utah....................     6,176   3.5%    9,316   3.7%   13,420   3.1%   16,836   2.9%   19,351   2.7%
Other...................    10,243   5.8%   30,261  12.0%   98,702  22.8%  167,980  29.3%  255,607  36.2%
                          -------- -----  -------- -----  -------- -----  -------- -----  -------- -----
 Total..................  $176,766 100.0% $250,570 100.0% $433,018 100.0% $574,048 100.0% $706,965 100.0%
                          ======== =====  ======== =====  ======== =====  ======== =====  ======== =====

LOAN SALES AND SECURITIZATIONS

  The Company currently intends to continue to sell the loans it originates or purchases through both securitizations and bulk sales to institutional purchasers of whole loans.

  Whole Loan Sales. Until February 1997, the Company followed a strategy of selling for cash all of its loan originations and purchases in the secondary market through loan sales in which the Company disposed of its entire economic interest in the loans (including servicing rights) for a cash price that represents a premium over the principal balance of the loans sold. In December 1997, the Company for the first time retained the servicing rights, subject to the purchaser's right to transfer such servicing rights in the future, on one of its whole loan sales. The Company may retain the servicing rights on future whole loan sales. During 1996 and 1997, the Company sold $298.7 million and $617.2 million, respectively, of loans through whole loan sales transactions at a weighted average sales price equal to 105.0% and 104.6%, respectively, of the original principal balance of the loans sold. The Company did not sell any loans through securitization during 1996; however, substantially all of the loans sold by the Company in 1996 and 1997 ultimately were securitized by the purchasers thereof.

  The Company seeks to maximize its premium on whole loan sales revenue by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During 1996, the Company sold loans to seven institutional purchasers, including Amresco, which accounted for 51.4% of all purchases and Salomon, which accounted for 32.2% of all purchases. During 1997, the Company sold loans to more than 20 institutional purchasers, including Salomon, which accounted for 40.5% of all purchases and Amresco, which accounted for 37.5% of all purchases.

  Whole loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties by the Company regarding the underwriting criteria applied by the Company and the origination process. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of its representations and warranties. In addition, the Company sometimes commits to repurchase or substitute a loan if a payment default occurs within the initial months following the date the loan is funded, unless other arrangements are made between the Company and the purchaser. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower.

  Securitizations. The Company completed the sale of loans through seven securitization transactions during 1997, and anticipates that significant revenue from gain on the sale of loans will be generated from the sale of mortgage backed securities created through securitization transactions in future periods. In a securitization, the

Company sells loans that it has originated or purchased to a trust for a cash purchase price and an interest in the loans securitized called residual interests. The cash purchase price is raised through an offering of senior certificates by the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, and the investor pass-through interest rate on the principal balance, while the Company receives the cash flows from the residual interests, after payment of servicing fees, guarantor fees and other trust expenses, and provided the specified over-collateralization requirements are met. The Company recognizes gain on sale of the loans, which represents the excess of the estimated fair value of the residual interests, less closing and underwriting costs, over the carrying value of the loans sold, in the fiscal quarter in which such loans are sold. Concurrent with recognizing such gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded values of these residual interests are amortized as distributions are received from the trust holding the respective loan pool.

  Four of the seven aforementioned securitizations were credit enhanced by an insurance policy provided through a monoline insurance company. The other three securitizations were credit enhanced through the use of subordinated certificates instead of an insurance policy. The Company used credit enhancements in each of its securitizations to allow the senior certificates in the related trusts to receive ratings of "AAA" from Standard & Poor's Rating Services and "Aaa" from Moody's Investors Service, Inc.

  There are no assurances that actual performance of any of the Company's securitized loan portfolios will be consistent with the Company's estimates and assumptions. To the extent that actual prepayment speeds, losses or market discount rates materially differ from the Company's estimates, the estimated value of its residuals may increase or decrease, which may have a material impact on the Company's results of operations, financial condition and liquidity. In response to the uncertainties created by the recent prepayment activities of its borrowers and the overall level of prepayment activity by subprime borrowers, the Company recorded a $5.2 million reduction in the value of its residual securities and established a $3.0 million general allowance in the fourth quarter of 1997. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

LOAN SERVICING AND DELINQUENCIES

  Servicing. Until February 1997, the Company sold all of its loan production on a servicing-released basis. Beginning with its first securitization in February 1997, the Company has retained the servicing rights on the loans sold through its securitizations. In addition, during the period from the date the Company originates or purchases loans and the date the Company sells these loans, which generally ranges from thirty to ninety days (the "Interim Period"), the Company is responsible for servicing the loans it originates and purchases. The Company generally makes its whole loan sales on a servicing-released basis. However, in December 1997, the Company retained the servicing rights, subject to the purchaser's rights to transfer such servicing rights in the future, on one whole loan sales transaction. Even as to those whole loan sales transactions in which the loans are sold on a servicing-released basis, in some cases, whole loan purchasers may request that the Company continue to service the loans purchased for an interim period following the sale. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines.

  Advanta. Prior to September 1997, the Company outsourced substantially all of its servicing operations to Advanta Mortgage Corp. USA ("Advanta"), an approved third party sub-servicer. Advanta currently sub-services loans sold through each of the Company's first five securitizations pursuant to the Advanta Securitization Agreement. Under the Advanta Securitization Agreement, the Company is obligated to pay Advanta a monthly servicing fee on the declining principal balance of each loan serviced and a set-up fee for each loan delivered to Advanta for servicing. Advanta is required to pay all expenses related to the performance of its duties under the Advanta Securitization Agreement, however the Company will reimburse Advanta for certain expenses in accordance with the terms of the Advanta Securitization Agreement.

  If the Company terminates the Advanta Securitization Agreement without cause or transfers the servicing of any amount of the mortgage loans serviced by Advanta to another servicer, the Company must pay Advanta certain penalties, fees and costs. Depending on the size of the Company's loan portfolio serviced by Advanta at any point in time, the termination or transfer penalties that the Company would be obligated to pay Advanta may be substantial. With respect to mortgage loans securitized by the Company's first five securitizations, the Company will not be able to terminate the servicer without the approval of the trustee for such securitization.

  Comerica. In September 1997, the Company began boarding loans on a joint servicing platform with Comerica ("the Comerica Agreement"). Under the Comerica Agreement, Comerica has agreed to act as a sub-servicer for the Company, providing certain servicing functions with respect to the Company's mortgage loans. Comerica is a FNMA and FHLMC approved servicer and as of December 31, 1997, based on information obtained from Comerica, serviced residential mortgage loans with an aggregate principal balance exceeding $4.0 billion and also serviced consumer loans with an aggregate principal balance exceeding $4.0 billion.

  Comerica's role under the Comerica Agreement is to provide the basic loan setup functions, including payment processing, investor reporting and customer service calls. In addition, Comerica is responsible for performing tax, insurance and escrow administration functions. In connection with these arrangements, the Company pays Comerica one time set-up and removal fees for loans boarded on and removed from the Comerica servicing system and a fixed monthly fee for each loan with respect to which Comerica performs the specified sub-servicing functions. The Company's role under the Comerica Agreement includes: (i) placing the initial welcome call to the borrower to insure that the loan is set-up properly; (ii) maintaining all collection contact with the borrower; and (iii) performing all foreclosure and loss mitigation functions using its in-house default management process, including collections, delinquency management, foreclosure and REO disposition services. The Company's senior management has substantial experience in building and overseeing servicing operations, including subprime mortgage loan default management, and has been successful in recruiting additional personnel and installing appropriate systems in order to facilitate its servicing operations under the Comerica Agreement.

  The Company believes that the Comerica Agreement has benefited the Company by allowing the Company to retain control of the collections and default management process while leveraging off of Comerica's existing servicing expertise with respect to certain standardized servicing functions.

  As of December 31, 1997, the Company's servicing portfolio consisted of 15,321 loans with an aggregate principal balance of approximately $1.6 billion, of which 2,845 loans with an aggregate principal balance of $272.0 million were held for sale and serviced on an interim basis, 10,073 loans with an aggregate principal balance of $1.1 billion had been securitized, and 2,403 loans with an aggregate principal balance of $264.8 million were serviced on behalf of the whole loan purchasers thereof. As of December 31, 1997, approximately 44.5% of the loans in the Company's servicing portfolio were serviced by Advanta and approximately 55.5% of the loans in the Company's servicing portfolio were serviced through the Comerica Agreement.

  The Company is in the process of developing the infrastructure necessary to perform all of the servicing functions which the Company currently outsources. The Company believes that by internalizing the servicing function, it can better manage the servicing relationship with its borrowers and oversee the performance of its loans more directly. The Company anticipates assuming the functions currently performed by Comerica under the Comerica Agreement during the third quarter of 1998 and assuming control of the loans serviced by Advanta by the end of 1998 or early 1999.

  Delinquencies and Foreclosures. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or nonjudicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale. Where a loan has not yet been sold or securitized, the Company will generally allow a borrower to reinstate the loan up to the date of foreclosure sale.

  Although foreclosure sales are typically public sales, third-party purchasers rarely bid in excess of the lender's lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the foreclosing lender often purchases the property from the trustee or referee for an amount equal to the sum of the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending on market conditions, the ultimate proceeds of the sale may not equal the lender's investment in the property.

  New Century commenced receiving applications for mortgage loans under its regular lending program in February 1996 and during 1996 sold all of its loans on a whole loan, servicing-released basis. The Company began selling loans through securitizations in 1997 and in connection with these securitizations has established reporting systems to track historical delinquency, bankruptcy, foreclosure and default experience for the loans included in its securitizations as well as the Company's total portfolio of loans. Delinquency information is being presented by the Company for the first time. The Company's securitized loans remain relatively young from a delinquency perspective, and there has not yet been any losses incurred on these loans. Because of the age of the Company's securitized loans, current delinquency and loss information is not yet expected to be representative of future delinquencies and losses.

  The following table sets forth certain delinquency statistics as of December 31, 1997 for the Company's securitized loans and total portfolio:

                                                    60-89  90+   FORECLOSURE/
                                                    DAYS   DAYS   BANKRUPTCY  REO
                                                    -----  ----  ------------ ---
       Securitized Loans........................... 0.76%  0.33%     1.44%    --
       Total Portfolio............................. 0.73%  0.48%     1.07%    --

INTEREST RATE RISK MANAGEMENT

  The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received by the Company on the loans it originates or purchases and the interest rates payable by the Company under its warehouse and aggregation financing facilities or for securities issued in its securitizations. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated or purchased until the closing of the sale or securitization of such loans.

  The Company from time to time may use various hedging strategies to provide a level of protection against interest rate risks on its fixed-rate mortgage loans. These strategies may include selling short and selling forward United States Treasury securities and prefunding loan originations in its securitizations, as well as forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company's management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. The Company has instituted a hedge on the five-year adjustable rate mortgage loans that are included in one of its securitizations to protect against the five-year fixed rate payable to holders of interests in the securitization. While the Company believes its hedging strategies are cost-effective and provide some protection against interest rate risks, no hedging strategy can completely protect the Company from such risks.

COMPETITION

  The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its competitors on the sale of subprime loans could attract additional competitors into this market. Additional competition may lower the rates the Company can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of the Company's competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans. The Company believes that low interest rates combined with increased competition in the industry have contributed to an increase in prepayment rates, which adversely impacts the value of the Company's residual interests in its securitizations.

  The Company believes that one of its key competitive strengths is its employees, with their strong commitment to customer service and their team-oriented approach. In addition to the strength of the Company's work force, the Company believes that its competitive strengths include: (i) providing a high level of service to brokers and their customers; (ii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; (iii) the Company's high-volume targeted direct mail marketing program and database screening methodology; and (iv) its performance-based compensation structure which allows the Company to attract, retain and motivate qualified personnel.

REGULATION

  The mortgage lending industry is a highly regulated industry. The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal and state government authorities. These regulations impose obligations and restrictions on the Company's loan origination, loan purchase and servicing activities. In addition, these regulations may limit the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure to the Company's customers, prohibit discrimination and impose multiple qualification and licensing obligations on the Company. Failure to comply with these requirements may result in, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. Management of the Company believes that the Company is in compliance with these rules and regulations in all material respects.

  The Company's loan origination and loan purchase activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates the Company can charge on its loans. As of December 31, 1997, the Company was licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in 47 states and the District of Columbia and second mortgages in 45 states and the District of Columbia. The Company's lending activities are also subject to various federal laws, including the Truth in Lending Act, Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and their implementing regulations.

  The Company is subject to certain disclosure requirements under the Truth in Lending Act ("TILA") and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA gives consumers, among other things, a three business day right to rescind certain refinance loan transactions originated by the Company in certain circumstances if the lender fails to provide the requisite disclosure to the consumer.

  The Company is also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which amends TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $435, or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features. The Company did not originate or purchase Covered Loans in 1996, but the Company commenced originating and purchasing Covered Loans during 1997.

  The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1974, as amended, and Regulation X promulgated thereunder and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. The Real Estate Settlement Procedures Act mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1997, the Company must file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning mortgage loan transactions.

  In the course of its business, the Company may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

  Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

EMPLOYEES

  At December 31, 1997, the Company employed 1,140 full-time employees and 11 part-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position with the Company of each person who is an executive officer or key employee of the Company.

   NAME                     AGE                     POSITION
   ----                     ---                     --------
   EXECUTIVE OFFICERS:
   Robert K. Cole..........  51 Chairman of the Board, Chief Executive Officer,
                                 Director
   Brad A. Morrice.........  41 Vice Chairman, President, Secretary, Director
   Edward F. Gotschall.....  43 Vice Chairman, Chief Operating Officer
                                 Finance/Administration, Director
   Steve Holder............  40 Vice Chairman, Chief Operating Officer
                                 Production/Operations, Director
   KEY EMPLOYEES:
   Patrick J. Flanagan.....  33 Director, Executive Vice President and Chief
                                 Operating Officer, New Century Mortgage(1)
   Shahid S. Asghar........  35 Director, Senior Vice President Wholesale
                                 Operations, New Century Mortgage(1)
   Paul L. Rigdon..........  37 Director, Senior Vice President Retail
                                 Operations, New Century Mortgage(1)

--------
(1) New Century Mortgage Corporation ("New Century Mortgage") is a wholly-owned subsidiary of the Company.

  ROBERT K. COLE has been the Chairman of the Board and Chief Executive Officer of the Company since December 1995 and a director of the Company since November 1995. Mr. Cole also serves on the Board of Directors of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation ("Plaza Home Mortgage"), a publicly-traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation ("Option One"), a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of subprime mortgage loans. From June 1990 to January 1994, Mr. Cole was the President of Triple Five, Inc., an international real estate development company. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage, Inc. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

  BRAD A. MORRICE has been Vice Chairman of the Company since December 1996 and President, Secretary and a director of the Company since November 1995. Mr. Morrice also served as the Company's General Counsel from December 1995 to December 1997. Mr. Morrice also serves as Co-Chairman of the Board and Chief Executive Officer of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies.
Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

  EDWARD F. GOTSCHALL has been Vice Chairman of the Company since December 1996, Chief Operating Officer Finance/Administration of the Company since December 1995 and a director of the Company since November 1995. Mr. Gotschall also serves as Chief Financial Officer and a director of New Century Mortgage.

From April 1994 to July 1995, he was the Executive Vice President/Chief Financial Officer of Plaza Home Mortgage and a director of Option One. In December 1992, Mr. Gotschall was one of the co-founders of Option One and served as its Executive Vice President/Chief Financial Officer until April 1994.

  STEVE HOLDER has been Vice Chairman of the Company since December 1996, Chief Operating Officer Loan Production/Operations of the Company since December 1995 and a director of the Company since November 1995. Mr. Holder also serves as Co-Chairman of the Board and Chief Executive Officer of New Century Mortgage. From February 1993 to August 1995, he was the Executive Vice President of Long Beach Mortgage Company ("Long Beach Mortgage"). From July 1991 to February 1993, Mr. Holder was the Vice President for Business Development of Transamerica Financial Services. From 1985 to 1990, he was a Regional Vice President for Nova Financial Services, a startup consumer finance subsidiary of First Interstate Bank. Mr. Holder has over 20 years experience in the consumer finance and mortgage business.

  PATRICK J. FLANAGAN has been Executive Vice President and Chief Operating Officer of New Century Mortgage since January 1997 and a director of New Century Mortgage since May 1997. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services.

  SHAHID S. ASGHAR has been Senior Vice President-Wholesale Lending of New Century Mortgage since January 1997 and a director of New Century Mortgage since May 1997. Mr. Asghar initially joined New Century Mortgage as Vice President, Mortgage Banking Operations in December 1995. From June 1995 to November 1995, Mr. Asghar was the Southern California District Manager for Ford Consumer Finance. From September 1992 to March 1995, he was an Area Sales Manager for Long Beach Mortgage and from June 1988 to September 1992, he was a Business Development Manager for Transamerica Financial Services.

  PAUL L. RIGDON has been Senior Vice President-Retail Lending of New Century Mortgage since February 1997 and a director of New Century Mortgage since May 1997. Mr. Rigdon joined New Century Mortgage in September 1996 as the Regional Manager in charge of expansion in the Northwest Retail Region. From May 1995 to September 1996, he was a District Manager for Advanta Finance. From March 1990 to May 1995, he was an Area Manager for Long Beach Mortgage.

YEAR 2000 ASSESSMENT

  The Company has performed a review of its internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of the Company's financial and operational systems. Based on this review, management believes that its internal systems are substantially compliant with the Year 2000 issues. In addition, the Company is also communicating with its principal service providers to ensure Year 2000 issues will not have an adverse impact on the Company. Based upon its internal review and communications with external service providers, the Company believes that the costs of achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition.

ITEM 2. PROPERTIES

  The Company's executive and administrative offices are located in Irvine, California and consist of approximately 143,000 square feet. The two leases covering the executive and administrative offices expire in June 2002 and December 2002 and the combined monthly rent is $222,224.

  The Company leases space for its regional operating centers in Chicago, Illinois, Atlanta, Georgia, and San Ramon, California. The Company also leases space for its sales offices. As of December 31, 1997, these facilities had an annual aggregate base rental of approximately $2,052,848 and the sales offices ranged in size from 100 to 12,840 square feet with lease terms typically ranging from one to five years. As of December 31, 1997, annual base rents for the sales offices ranged from approximately $4,200 to $258,192. In general, the terms of these leases vary as to duration and rent escalation provisions and the leases expire between January 1998 and February 2003 and provide for rent escalations dependent upon either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3. LEGAL PROCEEDINGS

  The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  On June 26, 1997 the Company's Common Stock began trading on the Nasdaq National Market under the symbol "NCEN". The high and low bid prices of the Company's Common Stock during the second, third and fourth quarters of fiscal 1997 were as follows:

                                                                    FISCAL 1997
                                                                   -------------
       QUARTER                                                      HIGH   LOW
       -------                                                     ------ ------
       Fourth..................................................... $19.50 $ 9.63
       Third...................................................... $19.50 $14.25
       Second(1).................................................. $14.50 $13.63

--------
(1) From June 26, 1997 through June 30, 1997

  As of March 16, 1998 the closing sales price of the Company's Common Stock, as reported on the Nasdaq National Market, was $11.00.

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company is prohibited from paying dividends under certain of its credit facilities without the prior approval of the lenders.

  As of March 16, 1998 the number of holders of record of the Company's Common Stock was approximately 48 and there were approximately 980 beneficial owners of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The following selected consolidated statements of operations and balance sheet data as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1997 and 1996 and the period from November 17, 1995 (inception) to December 31, 1995 have been derived from the Company's financial statements audited by KPMG Peat Marwick LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                                                  (NOVEMBER 17,
                            FOR THE YEAR        FOR THE YEAR     1995) THROUGH
                          ENDED DECEMBER 31,  ENDED DECEMBER 31,  DECEMBER 31,
                                1997                1996              1995
                         ------------------- ------------------- --------------
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Gain on sale of loans.       $67,939             $11,630           $  --
  Interest income.......        25,071               2,846               14
  Servicing income......         5,623                  29              --
                               -------             -------           ------
    Total revenues......        98,633              14,505               14
  Operating Expenses....        68,041              12,200               95
                               -------             -------           ------
  Earnings (loss) before
   income taxes
   (benefit)............        30,592               2,305              (81)
  Income taxes
   (benefit)............        12,849                 970                1
                               -------             -------           ------
  Net earnings (loss)...       $17,743             $ 1,335           $  (82)
                               =======             =======           ======
  Basic earnings (loss)
   per share............       $  2.18             $  2.53           $(0.16)
                               =======             =======           ======
  Diluted earnings
   (loss) per share.....       $  1.40             $  0.20           $(0.16)
                               =======             =======           ======

                                                          AS OF DECEMBER 31,
                                                        -----------------------
                                                          1997    1996    1995
                                                        -------- ------- ------
BALANCE SHEET DATA:
Loans receivable held for sale, net.................... $276,506 $57,990 $  --
Residual interests in securitizations..................   97,260     --     --
Total assets...........................................  398,128  64,638  3,151
Borrowings under warehouse lines of credit.............  184,426  41,702    --
Borrowings under aggregation lines of credit...........   70,937  13,957    --
Residual financing.....................................   53,427     --     --
Other borrowings.......................................    3,222   1,326    --
Total stockholders' equity.............................   60,836   4,403  3,068

                             AS OF OR FOR THE AS OF OR FOR THE
                                YEAR ENDED       YEAR ENDED
                               DECEMBER 31,     DECEMBER 31,
                                   1997             1996
                             ---------------- ----------------
                                  (DOLLARS IN THOUSANDS)
OPERATING STATISTICS:
Loan origination and
 purchase activities:
  Wholesale originations....    $1,265,133        $290,452
  Retail originations.......       578,674          66,487
  Bulk acquisitions.........       120,794             --
                                ----------        --------
    Total loan originations
     and purchases..........    $1,964,601        $356,939
                                ==========        ========
Average principal balance
 per loan...................    $      102        $    106
Percent of loans secured by
 first mortgages............          96.9%           97.3%
Weighted average initial
 loan-to-value ratio........          74.0%           71.5%
Originations by product
 type:
  ARMs......................    $1,394,133        $264,510
  Fixed-rate mortgages......       570,468          92,429
Weighted average interest
 rates:
  Fixed-rate mortgages......           9.8%           10.4%
  ARMs......................           9.5%            9.3%
  Margin-ARMs...............           7.0%            7.0%
Loan Sales:
  Loans sold through whole
   loan transactions........    $  617,182        $298,713
  Loans sold through
   securitizations..........    $1,123,618             --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto for the years ended December 31, 1997 and 1996 and the period from November 17, 1995 (inception) to December 31, 1995.

GENERAL

  New Century is a specialty finance company engaged in the business of originating, purchasing, selling and servicing subprime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions and has purchased loans through its bulk acquisition program. From the commencement of lending operations in February 1996 through December 31, 1997, the Company originated and purchased $2.3 billion in mortgage loans. The Company's loan originations and purchases have grown from $4.3 million for the first quarter of 1996 to $707.0 million for the fourth quarter of 1997. New Century's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

LOAN ORIGINATION AND PURCHASES

  As of December 31, 1997, the Company's Wholesale Division was operating through four regional operating centers located in Southern California, Northern California, Atlanta and Chicago, and through 33 additional sales offices located in 21 states. The Wholesale Division funded $1.3 billion in loans, or 64.4%, of the Company's total loan production during the year ended December 31, 1997. As of December 31, 1997, the Retail Division was operating through 27 retail sales offices in California, and 47 retail sales offices in 24 other states. The Retail Division funded $578.7 million in loans, or 29.5%, of total loan production during the year ended December 31, 1997. The Company expects to increase the percentage of loans originated within the Retail Division in the future. Under the bulk acquisition program, established in mid 1997, the Company purchases closed loans from other mortgage bankers and financial institutions. This program is designed to complement wholesale production efforts and accounted for $120.8 million, or 6.1%, of the Company's total loan production during the year ended December 31, 1997.

  The following table summarizes the Company's loan originations and purchases for the periods shown.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                           FOR THE YEAR ENDED DECEMBER 31, 1997                    1996
                          ------------------------------------------  ---------------------------------
                          WHOLESALE    RETAIL     BULK      TOTAL     WHOLESALE  RETAIL   BULK  TOTAL
                          ----------  --------  --------  ----------  ---------  -------  ---- --------
Principal balance (in
 thousands).............  $1,265,133  $578,674  $120,794  $1,964,601  $290,452   $66,487   --  $356,939
Number of loans.........      11,855     6,139     1,269      19,263     2,633       745   --     3,378
Average principal
 balance (in thousands).  $      107  $     94  $     95  $      102  $    110   $    89   --  $    106
Weighted average
 interest rates:
 Fixed-rate.............         9.8%      9.7%     11.0%        9.8%     10.5%     10.1%  --      10.4%
 ARMs...................         9.6%      9.0%     10.4%        9.5%      9.4%      9.1%  --       9.3%
 Margin--ARMs...........         7.0%      7.0%      6.6%        7.0%      7.0%      6.9%  --       7.0%
Weighted average initial
 loan-to-value
 ratios(1)..............        73.6%     74.7%     75.9%       74.0%     71.3%     72.0%  --      71.5%
Percentage of loans:
 ARMs...................        79.1%     52.7%     73.4%       71.0%     79.3%     51.2%  --      74.1%
 Fixed-rate.............        20.9%     47.3%     26.6%       29.0%     20.7%     48.8%  --      25.9%
Percentage of loans
 secured by first and
 second mortgages:
 Percentage of loans
  secured by first
  mortgages.............        98.7%     93.7%     93.7%       96.9%     98.1%     93.8%  --      97.3%
 Percentage of loans
  secured by second
  mortgages.............         1.3%      6.3%      6.3%        3.1%      1.9%      6.2%  --       2.7%

--------
(1) The weighted average initial loan-to-value ratio of a loan secured by a first mortgage is determined by dividing the amount of the loan by the appraised value of the mortgage property at origination. The weighted average initial loan-to-value ratio of a loan secured by a second mortgage is determined by taking the sum of the first and second mortgages and dividing by the appraised value of the mortgaged property at origination.

  The Company has increased its loan origination volume on a quarterly basis during 1997 in large part as a result of the significant expansion of the Wholesale and Retail Divisions. The following table sets forth the quarterly loan production results, the number of office locations and the number of sales professionals at the end of each quarter by division:

                                         AS OF OR FOR THE QUARTERS ENDED
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1997      1997       1997          1997
                                  --------- -------- ------------- ------------
                                             (DOLLARS IN THOUSANDS)
WHOLESALE
  Volume......................... $176,186  $286,197   $358,605      $444,145
  Offices (including regional
   operating centers)............       21        25         36            37
  Account Executives.............       46        58         90           104
RETAIL
  Volume......................... $ 74,384  $122,774   $179,613      $201,903
  Offices........................       30        44         62            74
  Loan Officers..................      105       149        243           291
BULK
  Volume.........................      --   $ 24,047   $ 35,830      $ 60,917
TOTAL
  Volume......................... $250,570  $433,018   $574,048      $706,965
  Offices........................       51        69         98           111

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

  The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount ("OC") and the Net Interest Receivable ("NIR") (combined, the "Residuals"), over the actual life of the loans. The securitizations are generally structured as follows: first, the Company sells a portfolio of mortgage loans to a special purpose entity ("SPS") which has been established for the limited purpose of buying and reselling the Company's mortgage loans. The SPS then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or owners trust (the "REMIC" or "Trust"), and the Trust in turn issues interest-bearing asset-backed securities (the "Certificates") generally in an amount equal to the aggregate principal balance of the mortgage loans. The Company typically sells these certificates at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates and the proceeds from the sale of the certificates are used as consideration to purchase the mortgage loans from the Company. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or "OC Account") held by the Trust. The OC Account is required by the servicing agreement (the Company's servicing agreements are collectively referred to as the "Servicing Agreements") to be maintained at specified levels.

  At the closing of each securitization, the Company removes from its consolidated balance sheet the loans held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the mortgage loans retained from the securitizations (the Residuals), which consist of (a) the OC Account and (b) the net interest receivables (NIRs). NIRs represent the discounted estimated cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the mortgage loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

  The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals.

  The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The cash and collateral in the OC Account is restricted from use by the Company. Pursuant to certain Servicing Agreements, cash held in the OC Accounts may be used to make accelerated principal paydowns on the certificates to create additional excess collateral in the OC Account which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the Servicing Agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

  The Company has, to date, elected to fund the required OC Account at the closing of each securitization for all but two securitizations. The over-collateralization requirement ranges from two to four percent of the initial securitization bond debt principal balance or four to six percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC Account up front, the Company begins to receive cash flow from the Residual immediately, and in those cases where a portion of the OC Account is funded up front, the Company will begin to receive cash flow from the Residual more quickly than in cases where no initial funding is undertaken, in both cases subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies.

  The Annual Percentage Rate ("APR") on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates; accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company uses a 0.45% to 0.65% default rate estimate. The Company's default loss estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.91% to 2.08%. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily, whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year or 3 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 3.15 and 4.28 years.

  In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the mortgage loans is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the mortgage loans is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than its carrying value.

  As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will impact the Company's operating cash flow. For the year ended December 31, 1997, 64.5% of the Company's total loan sales were in the form of securitizations.

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

  The following table sets forth loan sales and securitizations for the periods indicated (dollars in thousands):

                                           FOR THE YEAR ENDED FOR THE YEAR ENDED
                                           DECEMBER 31, 1997  DECEMBER 31, 1996
                                           ------------------ ------------------
     Securitizations......................     $1,123,618          $    --
     Whole loan sales.....................        617,182           298,713
                                               ----------          --------
       Total..............................     $1,740,800          $298,713
                                               ==========          ========

RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  The Company began lending operations in February 1996. Accordingly, results for the year ended December 31, 1996 do not reflect a full year of lending operations.

  The Company originated and purchased $2.0 billion in loans for the year ended December 31, 1997, compared to $356.9 million for the year ended December 31, 1996. Loans originated and purchased through the Company's Wholesale Division were $1.3 billion, or 64.4%, of total originations and purchases for the year ended December 31, 1997. Loans originated through the Company's Retail Division were $578.7 million, or 29.5%, of total originations and purchases for the year ended December 31, 1997. Loans purchased through bulk acquisition were $120.8 million, or 6.1%, of total originations and purchases for the year ended December 31, 1997. For the same period in 1996, Wholesale and Retail originations and purchases totaled $290.4 million, or 81.4%, and $66.5 million, or 18.6%, respectively, of total originations and purchases for such period. There were no bulk acquisitions in the year ended December 31, 1996.

  Total revenues for the year ended December 31, 1997 increased to $98.6 million, from $14.5 million for the year ended December 31, 1996, due primarily to the increase in loan originations and purchases and sales in 1997. Gain on sale of loans increased to $67.9 million for the year ended December 31, 1997, from $11.6 million for the year ended December 31, 1996 due to the increase in loan sales in 1997.

  The Company sold $1.7 billion in loans for the year ended December 31, 1997, of which $1.1 billion, or 64.5%, were sold through loan securitizations and the remainder represented whole loan sales.

  The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                          FOR THE YEAR ENDED FOR THE YEAR ENDED
                                          DECEMBER 31, 1997  DECEMBER 31, 1996
                                          ------------------ ------------------
     Gain from whole loan sale
      transactions......................       $ 27,707           $15,335
     Non-cash gain from securitizations.         89,770               --
     Cash gain from securitizations.....          6,105               --
     Securitization expenses............         (5,624)              --
     Accrued interest...................         (7,188)              --
     Write-down of NIR..................         (5,175)              --
     General valuation allowance for
      NIR...............................         (3,000)              --
     Provision for losses...............         (3,986)             (706)
     Non-refundable loan fees...........         24,514             3,548
     Premiums paid......................        (24,739)           (1,973)
     Origination costs..................        (28,716)           (4,291)
     Hedging gains (losses).............         (1,729)             (283)
                                               --------           -------
     Gain on sale of loans..............       $ 67,939           $11,630
                                               ========           =======

  During the fourth quarter, the Company experienced a shortfall in expected cash flows from its first five Residuals as a result of (1) increases in prepayment speeds on loans, (2) increases in the one-month LIBOR index used to calculate the monthly remittance to holders of the senior securities, and (3) shortfalls in actual prepayment penalty income compared to expected prepayment penalty income. While initial prepayment speeds were not significantly different than the original assumptions used to record the Residuals, the Company has revised its assumptions to reflect the recent prepayment trends experienced to date and to take into consideration the high prepayment speeds that the Company anticipates to continue for the immediate future. The new assumptions, summarized below, resulted in a write-down to the Residuals during the fourth quarter of $5.2 million (dollars in thousands):

                                                 SECURITIZATIONS
                          -------------------------------------------------------------------
                           NC-1      NC-2      NC-3      NC-4      NC-5      NC-6      NC-7
                          -------  --------  --------  --------  --------  --------  --------
Original Principal
 Balance of Collateral..  $99,119  $129,337  $103,521  $279,368  $178,377  $164,990  $169,165
Weighted avg. life
 (years)................     3.15      3.32      3.41      3.39      3.49      4.28      4.28
Cumulative loss estimate
 as a percentage of
 Original Principal
 Balance................     1.91%     1.91%     1.97%     1.98%     1.97%     2.08%     2.08%
Discount rate...........       12%       12%       12%       12%       12%       12%       12%

  In addition, the Company established an additional $3 million general valuation allowance due to the inherent uncertainties in estimating the fair value of Residuals, including the lack of historical prepayment data on the collateral, the uncertainty created by the recent prepayment experience of the Company's first five securitizations and the level of the prepayments experienced by the sub-prime industry in general.

  The gain on securitization recorded by the Company represents the present value of the Company's estimate of future excess cash flows and is the NIR gain component of the Residuals in the consolidated balance sheet. Accordingly, a comparison of the actual cash flows received to those projected cash flows used in estimating the fair value of the Residuals is the most significant measure of potential impairment of the Residual. In future periods, the Company will recognize additional revenue from Residuals if the actual performance of the mortgage loans is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the mortgage loans is lower than the original estimate, then an adjustment to the carrying value may be required if the estimated fair value of the Residuals is less than the carrying value.

  During the year ended December 31, 1997 the Trusts received $11,376,000 in cash flows which, based on the revised assumptions discussed above, is $477,000, or approximately 5.3%, in excess of the cash flows estimated to be received by the Trusts in this period. Cash released by the Trusts to the Company for the year ended December 31, 1997 was $10,597,000. Five of the Company's securitizations are at the required credit enhancement level and none of the Company's securitizations have violated any of the performance measures that would require an increase in the credit enhancement levels.

  Whole loan sales increased to $617.2 million for the year ended December 31, 1997, from $298.7 million for the corresponding period in 1996. This increase is the result of the increase in loan originations and purchases.

  Interest income increased to $25.1 million for the year ended December 31, 1997, from $2.8 million for the same period in 1996, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 1997 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1996. The average inventory of loans held for sale for the year ended December 31, 1997, based on quarter-end balances, was $189.7 million, compared to $32.4 million for the corresponding period in 1996.

  Servicing income increased to $5.6 million for the year ended December 31, 1997, from $29,000 for the year ended December 31, 1996, as a result of the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company of approximately $400,000, as well as income recognized on residual cash flows from securitizations of approximately $5.0 million. The increase in servicing income for the year ended December 31, 1997 is due to the fact that the Company securitized $1.1 billion in loans and retained the servicing rights, while the Company sold substantially all of its loans through whole loan sale transactions on a servicing-released basis in 1996.

  Total expenses increased to $68.0 million for the year ended December 31, 1997, from $12.2 million for the year ended December 31, 1996. Interest expense increased due to the higher level of loan inventory and corresponding warehouse borrowing. All other expense components increased from 1996 to 1997 due primarily to (1) higher loan origination volume in the year ended December 31, 1997 compared to the same period in 1996; (2) an increase in staffing from 333 employees at December 31, 1996 to 1,151 employees at December 31, 1997; and (3) the addition of 22 wholesale offices and 54 retail sales offices from December 31, 1996 to December 31, 1997.

 Year Ended December 31, 1996 Compared to Period from November 17, 1995
   (inception) to December 31, 1995

  From the date of incorporation, November 17, 1995, through December 31, 1995, the primary focus of the Company was on the development of policies and procedures and on the hiring of key employees. The Company did not generate significant revenue during this period except $14,000 in interest income on invested cash, and incurred operating expenses of $95,000. In addition, the Company deferred certain organizational expenses totaling $59,000 during this period.

  Total revenues for 1996 were $14.5 million and consisted primarily of gain on sale of loans of $11.6 million and interest income on invested cash and loans held for sale of $2.8 million. Gain on sale of loans was recorded on the sale of $298.7 million of mortgage loans, which represented 83.7% of total loan originations for the year. Interest income was recorded primarily on loans held for sale, which totaled $58.0 million as of December 31, 1996, and which averaged $32.4 million for the year based on quarterly average balances.

  Total expenses, excluding $4.3 million of origination costs deducted directly from the gain on sale of loans, were $12.2 million, and consisted of personnel expenses of $6.1 million, general and administrative expenses of $2.5 million, interest expense of $1.9 million, advertising and promotion expense of $1.2 million, servicing expense of $269,000 and professional services expense of $282,000. Expenses for 1996 increased as compared to 1995 primarily due to (i) the increase in staffing from eight employees as of December 31, 1995 to 333 employees as of December 31, 1996, (ii) the opening of three regional operating centers, (iii) the opening of 32 sales offices and
(iv) costs incurred in connection with the growing volume of loan originations.

  Net earnings for 1996 were $1.3 million as compared to a net loss for 1995 of $82,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. The Company currently has a $260 million warehouse line of credit led by First Bank which expires in May 1998. The Company utilizes the First Bank warehouse line to finance the actual funding of its loan originations and purchases. The Company also has a $335 million aggregation facility with Salomon, which is subject to renewal by Salomon on a monthly basis, as well as a $250 million aggregation facility with Greenwich Capital, which expires March 1998. After loans are funded by the Company utilizing the First Bank warehouse line and all loan documentation is complete, the loans are transferred to the Salomon or Greenwich aggregation facilities, generally within 15 days after funding, where they are held until a loan sale is completed. The First Bank warehouse line is generally paid down upon the transfer of loans to the Salomon or Greenwich aggregation facility. The Salomon and Greenwich aggregation facilities, and in some cases the First Bank warehouse line, are paid down with the proceeds of loan sales and securitizations. The Company expects to add new credit facilities, as well as renew and expand its existing credit facilities, in order to finance its growing levels of loan production.

  The Company also has residual financing agreements with Salomon and Greenwich pursuant to which Salomon and Greenwich will provide the Company with financing upon the Company's retention of residual interests in securitizations on which Salomon or Greenwich is the lead underwriter. The amount of residual financing provided upon each securitization is determined pursuant to a formula set forth in the agreement and, in the event of a change in the variables utilized in determining such financing amount, the Company may be required to repay some or all of any residual financing balance outstanding. The Company will need to add new credit facilities, as well as renew and expand these credit facilities in order to finance future securitization transactions.

  The Company's business requires substantial cash to support its operating activities and growth plans. The Company's negative operating cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities and bulk acquisitions;
(ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization;
(iii) commissions paid to sales employees to originate loans; (iv) the difference between the amount funded per loan and the amount advanced under its current warehouse facility; and (v) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including sub-servicing expenses incurred in the servicing of the Company's loans, capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the Salomon and Greenwich aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) cash servicing income. As a result of its strategy to grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash may continue to exceed its operating sources of cash. During 1997, the Company's operations used approximately $78.1 million in cash, which is attributable to the cash investments discussed above, and the cash invested in the OC Accounts. For purposes of calculating cash used in operating activities, the financing provided through the residual financing facilities is excluded.

  The gap between operating cash sources and uses will continue to increase to the extent that the Company's securitization volumes increase, whether due to increased volumes of loan production or as a result of a shift towards securitization in its loan sales mix. However, the Company believes that its cash flow profile will improve over time as its rate of loan production growth moderates and the balance of its residual interests and the size of its servicing portfolio increases. Moreover, to the extent that the Company increases the percentage of loans sold through whole loan sale transactions, increases operating efficiencies and increases the percentage of retail loan volume, the Company anticipates that it can achieve neutral or positive cash flow from operations.

  The Company intends to rely on credit facilities and undertake capital markets financings in order to generate funds to finance any negative cash flow resulting from its operations, securitization and growth plans. The Company's current credit facilities include: (i) the First Bank warehouse line; (ii) the Salomon and Greenwich aggregation facilities; (iii) the residual financing facilities; (iv) $9.0 million of long-term secured and unsecured credit and lease financing facilities with First Bank; and (v) a $5.25 million non-revolving operating lease with GE Capital.

  First Bank has expanded participation in the $260 million warehouse line facility to include seven other lenders. As of December 31, 1997, the Company's outstanding balance under the warehouse line was $182.3 million. The facility provides for an advance rate equal to the lesser of 97% of the principal balance of loans originated or purchased, or 97% of the acquisition price and a rate of interest equal to the one-month

LIBOR plus 1.25%. The availability of funds under this facility is subject to the Company's continued compliance with certain operating and financial covenants, including (i) leverage covenants based on the ratio of outstanding borrowings to net worth, (ii) cash covenants requiring minimum liquidity at each month end equal to $1.5 million, (iii) restrictions on changes in the Company's business, (iv) restrictions on selling any asset other than in the ordinary course of business and (v) restrictions on additional financing or guaranteeing the debt obligation of any other entity without prior approval.

  The Salomon aggregation facility provides for the financing of up to $335 million in loans originated or purchased by the Company at an advance rate equal to the lesser of market value as determined by Salomon, or 105% of the principal balance of the loans and a rate of interest generally equal to the one-month LIBOR plus 1.25%. As of December 31, 1997, amounts payable by the Company under this aggregation facility were $55.1 million. The Salomon residual financing facility provides for the financing of an amount calculated pursuant to a formula set forth in the agreement based on the amount of residual interests retained by the Company in a covered securitization and a rate of interest equal to the one-month LIBOR plus 1.50%. No significant financial or operating covenants have been imposed by Salomon in connection with the aggregation or residual financing facilities. In 1997, the Company committed to provide Salomon with a first right to have Salomon lead underwrite loans sold through securitization by the Company in an aggregate amount of $750 million. As of December 31, 1997, the Company fulfilled $178.3 million of such volume commitments to Salomon.

  The Greenwich aggregation facility provides for the financing of up to $250 million in loans originated or purchased by the Company at an advance rate equal to the lesser of market value as determined by Greenwich, or 103% of the principal balance of the loans and a rate of interest generally equal to the one-month LIBOR plus 1.25%. As of December 31, 1997, amounts payable by the Company under this facility were $15.9 million. The Greenwich residual financing facility provides for the financing of an amount calculated by Greenwich based on the amount of residual interests retained by the Company in a covered securitization and a rate of interest equal to the one-month LIBOR plus 2.50%. No significant financial or other covenants have been imposed by Greenwich in connection with the aggregation or residual financing facilities.

  The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of First Bank secured by furniture and equipment owned by the Company. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of December 31, 1997, amounts payable under this facility were $3.2 million, and the weighted average interest rate was 9.05%.

  The Company has a $5.25 million, non-revolving operating lease with GE Capital for purposes of financing office property and equipment. Advances under the lease are made periodically and a financing rate is established at the time of each advance. Lease payments, which totaled $83,000 per month at December 31, 1997, terminate from September 2000 to November 2000.

  In March 1997, the Company established a $2.5 million unsecured line of credit with First Bank for working capital purposes, which was increased to $4.0 million in June 1997. As of December 31, 1997, $2.1 million was payable under this facility. Outstanding balances under this line of credit bear interest at a variable rate of 0.50% above First Bank's "reference rate", which, at December 31, 1997, was 8.50%, and funds may be borrowed on a revolving basis. The working capital facility is subject to the same covenants as the warehouse line and has the same expiration date. As a sublimit under the working capital line of credit, First Bank has provided the Company with a $1.2 million letter of credit required by the landlord under the lease on the Company's executive and administrative offices.

  The Company anticipates that its current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future.

INCOME TAXES

  The Company accounts for income taxes by using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ACCOUNTING CONSIDERATIONS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS No. 130) and "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's disclosures.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Application of the Statement's requirements is not expected to have a material impact on the Company's disclosures.

SAFE HARBOR STATEMENT

  The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the future economic performance of the Company. The forward-looking statements and associated risks set forth herein may include or relate to: (i) the significance of bulk acquisitions to the Company's loan production volume;
(ii) the Company's expansion of its internal servicing infrastructure; (iii) the Company's ability to assume the servicing functions currently performed for it by Advanta and Comerica; (iv) the planned opening of 10 or more retail sales offices during the first three quarters of 1998; (v) the planned opening of approximately 25 hometown offices in the first three quarters of 1998; (vi) the ability of the Company to meet its goals of generating revenue at each new retail sales office within 60 to 90 days after opening and achieving break-even operations within five to eight months; (vii) the Company's intent to increase its consumer marketing; (viii) the Company's planned growth of its Wholesale Division including the expansion of lending operations in the Southeast and Northeast regions of the country; (ix) the planned opening of five or more wholesale sales offices in markets surrounding the Company's existing and planned regional operations centers; (x) the planned increase in the total number of account executives from 104 as of December 31, 1997 to approximately 175 by December 1998; (xi) the Company's ability to improve service to brokers; (xii) the Company's ability to make improvements to its computer and other support systems, and the impact of such improvements on the Company's speed, efficiency and consistency in processing loan applications; (xiii) the Company's planned expansion of product offerings; (xiv) the anticipated returns and future cash flow to the Company from its residual interests in its securitizations; (xv) the improvement of the Company's cash flow profile; (xvi) the ability of the Company to increase loan production from brokers based on the Company's planned expansion of product offerings; (xvii) the Company's plans to sell loans originated through its Alternative Mortgage Products Program on a broker or correspondent basis, rather than through securitizations or servicing-retained sales; (xviii) the continuation of the key executives of PWF in their current positions under their respective employment agreements; (xix) the Company's planned expansion of its outbound telemarketing program during 1998;
(xx) the Company's expectation of growth in its wholesale originations primarily due to increasing the number of account executives, increasing the number of markets served by such account executives and continuing efforts to improve the service provided to brokers and their customers; (xxi) the Company's ability to increase the origination fees received on retail originations; (xxii) the ability of the Company to decrease the yield spread premium paid to wholesale brokers; (xxiii) the ability of the Company to decrease the cost of origination per loan; (xxiv) the planned increase in productivity for retail branches and wholesale regions which have been open less than nine months and which have not yet reached targeted efficiencies;
(xxv) the Company's belief that achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition; (xxvi) the Company's belief that its current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future; and (xxvii) the Company's belief that any liability resulting from litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company.

  The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the following:
(i) an increase in the prepayment speed or default rate of the Company's borrowers; (ii) the Company's access to funding sources and its ability to renew, replace or add to its existing credit facilities; (iii) management's ability to manage the Company's past growth and planned expansion; (iv) the effect of changes in interest rates; (v) the effect of competitive pressures from other subprime lenders or suppliers of credit in the Company's market;
(vi) changes in regulatory policies; (vii) the negative impact of economic slowdowns or recessions; and (viii) the ability of the Company to attract, retain and motivate qualified personnel. Results actually achieved thus may differ materially from expected results in these statements. In addition, as disclosed above, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause the Company's net income or growth in net income to differ materially from prior results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is set forth in "Index to Consolidated Financial Statements."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of the executive officers of the Company and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding the Company's directors will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997, under the caption "Election of Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997 under the captions "Executive Compensation," "Election of Directors," "Report of Compensation Committee," "Performance Graph," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997 under the caption "Security Ownership of Principal Stockholders and Management", and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1997 under the caption "Certain Relationships and Related Transactions", and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements"

    2. Consolidated Financial Statement Schedule--See "Index to
    Consolidated Financial Statements"

    3. Exhibits--See "Exhibit Index"

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW CENTURY FINANCIAL CORPORATION

                                                  /s/ Brad A. Morrice
                                          By: _________________________________
                                                      Brad A. Morrice
                                                Vice Chairman and Secretary

  Each person whose signature appears below hereby authorizes Brad A. Morrice and Edward F. Gotschall or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ Brad A. Morrice            Vice Chairman and Secretary   March 30, 1998
____________________________________  and Director
          Brad A. Morrice

    /s/ Edward F. Gotschall          Chief Operating Officer,      March 30, 1998
____________________________________  Finance and Director
        Edward F. Gotschall           (Principal Financial and
                                      Accounting Officer)

       /s/ Robert K. Cole            Chairman of the Board and     March 30, 1998
____________________________________  CEO and Director
           Robert K. Cole

        /s/ Steve Holder             Chief Operating Officer,      March 30, 1998
____________________________________  Production/Operations and
            Steve Holder              Director

      /s/ John C. Bentley            Director                      March 30, 1998
____________________________________
          John C. Bentley

       /s/ Sherman I. Chu            Director                      March 30, 1998
____________________________________
           Sherman I. Chu

     /s/ Fredric J. Forster          Director                      March 30, 1998
____________________________________
         Fredric J. Forster

       /s/ Martin F. Ryan            Director                      March 30, 1998
____________________________________
           Martin F. Ryan

      /s/ Michael M. Sachs           Director                      March 30, 1998
____________________________________
          Michael M. Sachs

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
    *3.1  Certificate of Incorporation
    *3.2  First Amended and Restated Certificate of Incorporation of the
           Company
    *3.3  Bylaws of the Company
    *3.4  First Amended and Restated Bylaws of the Company
    *4.1  Specimen Stock Certificate
   *10.1  Form of Indemnity Agreement between the Company and each of its executive officers and directors
   *10.2  1995 Stock Option Plan
   *10.3  Founding Managers' Incentive Compensation Plan
   *10.4  Agreement by and between New Century Mortgage Corporation and
           Advanta Mortgage Corporation USA dated April 4, 1996, as amended on
           January 1, 1997
   *10.5  Sub-Servicing Agreement by and between New Century Mortgage
           Corporation and Advanta Mortgage Corp. USA dated February 1, 1997
   *10.6  Amended and Restated Credit Agreement by and between New Century
           Mortgage Corporation and First Bank National Association dated
           October 25, 1996, as amended on December 31, 1996, March 14, 1997,
           March 28, 1997 and April 16, 1997
   *10.7  Form of Warrant to Purchase Common Stock
   *10.8  Pooling and Servicing Agreement by and among Salomon Brothers
           Mortgage Securities VII, Inc. ("Salomon"), New Century Mortgage
           Corporation and First Trust National Association, dated February 1,
           1997, incorporated by reference from the Form 8-K, dated February
           27, 1997, filed by Salomon with the Securities and Exchange
           Commission
   *10.9  Agreement by and between Salomon Brothers Realty Corp. and New
           Century Mortgage dated November 4, 1996
   *10.10 Form of Founding Managers' Employment Agreement
   *10.11 Office Building Lease by and between Koll Center Irvine Number Two and New Century Financial Corporation dated April 11, 1997
   *10.12 Registration Rights Agreement, dated May 30, 1997, by and between the
           Company and certain stockholders of the Company
   *10.13 Form of Equalization Option granted to two executive officers of the
           Company
   *10.14 Amended and Restated 1995 Stock Option Plan
   *10.15 Stock Purchase Agreement, dated May 30, 1997, by and between the
           Company and Comerica
   *10.16 New Century Financial Corporation Comerica Warrant to Purchase Common
           Stock issued to Comerica on May 30, 1997
  **10.17 Fifth Amendment to the Amended and Restated Credit Agreement between the Company and First Bank National Association dated June 25, 1997
 ***10.18 Second Amended and Restated Credit Agreement by and between the
           Company and First Bank National Association, dated July 31, 1997

  EXHIBIT
   NUMBER                               DESCRIPTION
 ----------                             -----------
      10.19 First Amendment to Second Amended and Restated Credit Agreement by
             and between New Century Mortgage Corporation and First Bank
             National Association, dated November 26, 1997
      10.20 Second Amendment to Second Amended and Restated Credit Agreement
             and Agreement to Add Banks by and between New Century Mortgage
             Corporation and First Bank National Association, dated December
             22, 1997
      10.21 Third Amendment to Second Amended and Restated Credit Agreement and
             Amendment to Pledge and Security Agreement by and between New
             Century Mortgage Corporation and First Bank National Association,
             dated February 27, 1998
      10.22 Office Building Lease by and between AGBRI Cowan and New Century
             Financial Corporation, dated November 6, 1997
  ****10.23 Employee Stock Purchase Plan
 *****10.24 Merger Agreement, dated as of December 17, 1997, by and among New
             Century, NC Acquisition Corp., PWF, Kirk Redding and Paul Akers
 *****10.25 First Amendment to Merger Agreement, dated January 12, 1998, by and among New Century, NC Acquisition Corp., PWF, Kirk Redding and
             Paul Akers
      10.26 Master Loan and Security Agreement by and between New Century
             Mortgage Corp. and Greenwich Capital Financial Products, Inc.,
             dated November 18, 1997
      10.27 Letter Agreement by and between New Century Mortgage Corp. and
             Salomon Brothers Realty Corp., dated August 27, 1997
      10.28 Master Lease Agreement by and between New Century Mortgage
             Corporation and General Electric Capital Corporation, dated as of
             October 24, 1997
      10.29 Sub-Servicing Agreement by and between New Century Mortgage
             Corporation and Comerica Mortgage Corporation, dated September 15,
             1997
     *21.1  List of Subsidiaries
      23.1  Consent of KPMG Peat Marwick LLP
      27.1  Financial Data Schedule

--------
    * Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the Securities and Exchange Commission on June 23, 1997.

   ** Incorporated by reference from the Company's Quarterly Report on Form
      10-Q as filed with the Securities and Exchange Commission on August 13, 1997.

  *** Incorporated by reference from the Company's Quarterly Report on Form
      10-Q as filed with the Securities and Exchange Commission on November 14, 1997.

 **** Incorporated by reference from the Company's Form S-8 Registration
      Statement (No. 333-36129) as filed with the Securities and Exchange Commission on September 22, 1997.

***** Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 26, 1998.

                       NEW CENTURY FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
Independent Auditors' Report..........................................    F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996........    F-3
  Consolidated Statements of Operations for the years ended December
   31, 1997 and 1996, and the period from November 17, 1995
   (inception) through December 31, 1995..............................    F-4
  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1997 and 1996, and the period from
   November 17, 1995 (inception) through December 31, 1995............    F-5
  Consolidated Statements of Cash Flows for the years ended December
   31, 1997 and 1996, and the period from November 17, 1995
   (inception) through December 31, 1995..............................    F-6
  Notes to Consolidated Financial Statements for the years ended
   December 31, 1997 and 1996 and the period from November 17, 1995
   (inception) through December 31, 1995..............................    F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
New Century Financial Corporation:

  We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and the period from November 17, 1995 (inception) through December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from November 17, 1995 (inception) through December 31, 1995 in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orange County, California
February 9, 1998

                       NEW CENTURY FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1997     1996
                                                                   --------  -------
                              ASSETS
                              ------
Cash and cash equivalents......................................... $ 12,701  $ 3,041
Loans receivable held for sale, net (notes 2 and 5)...............  276,506   57,990
Residual interests in securitizations (note 3)....................   97,260      --
Accrued interest receivable.......................................    3,974      786
Office property and equipment (notes 4 and 6).....................    4,289    1,620
Prepaid expenses and other assets (note 10).......................    3,398    1,201
                                                                   --------  -------
                                                                   $398,128  $64,638
                                                                   ========  =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Warehouse and aggregation lines of credit (note 5)................ $255,363  $55,659
Residual financing payable (note 5)...............................   53,427      --
Notes payable (note 6)............................................    3,222    1,326
Income taxes payable..............................................    1,789      839
Accounts payable and accrued liabilities (note 7).................   15,454    2,283
Deferred income taxes (note 8)....................................    8,037      128
                                                                   --------  -------
                                                                    337,292   60,235
                                                                   --------  -------
Stockholders' equity (notes 10 and 11):
  Preferred stock, $.01 par value. Authorized 7,500,000 shares:
    Series A convertible preferred stock issued and outstanding 0 and 5,500,000 shares at December 31, 1997 and 1996,
     respectively.................................................      --        54
    Series B convertible preferred stock issued and outstanding 0 and 320,000 shares at December 31, 1997 and 1996,
     respectively.................................................      --         4
  Common stock, $.01 par value. Authorized 45,000,000 shares;
   issued and outstanding 14,165,974 and 528,618 shares at
   December 31, 1997 and 1996, respectively.......................      142        6
  Additional paid-in capital......................................   43,486    3,086
  Retained earnings, restricted...................................   18,996    1,253
  Deferred compensation costs.....................................   (1,788)     --
                                                                   --------  -------
      Total stockholders' equity..................................   60,836    4,403
Commitments and contingencies (notes 7 and 9).....................
Subsequent event (note 16)........................................
                                                                   --------  -------
                                                                   $398,128  $64,638
                                                                   ========  =======

          See accompanying notes to consolidated financial statements.

                       NEW CENTURY FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM
            NOVEMBER 17, 1995 (INCEPTION) THROUGH DECEMBER 31, 1995

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1997    1996    1995
                                                        ------- ------- ------
Revenues:
  Gain on sales of loans (note 2)...................... $67,939 $11,630 $  --
  Interest income (note 2).............................  25,071   2,846     14
  Servicing income (note 3)............................   5,623      29    --
                                                        ------- ------- ------
    Total revenues.....................................  98,633  14,505     14
                                                        ------- ------- ------
Expenses:
  Personnel............................................  24,840   6,083     54
  General and administrative (note 12).................  14,501   2,456     11
  Interest.............................................  20,579   1,941    --
  Advertising and promotion............................   5,620   1,169    --
  Servicing............................................   1,536     269    --
  Professional services................................     965     282     30
                                                        ------- ------- ------
    Total expenses.....................................  68,041  12,200     95
                                                        ------- ------- ------
    Earnings (loss) before income taxes................  30,592   2,305    (81)
Income taxes (note 8)..................................  12,849     970      1
                                                        ------- ------- ------
    Net earnings (loss)................................ $17,743 $ 1,335 $  (82)
                                                        ======= ======= ======
Basic earnings (loss) per share........................ $  2.18 $  2.53 $(0.16)
                                                        ======= ======= ======
Diluted earnings (loss) per share...................... $  1.40 $  0.20 $(0.16)
                                                        ======= ======= ======


          See accompanying notes to consolidated financial statements.

                       NEW CENTURY FINANCIAL CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

          YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM
            NOVEMBER 17, 1995 (INCEPTION) THROUGH DECEMBER 31, 1995

                            (DOLLARS IN THOUSANDS)

                          SERIES A  SERIES B                     RETAINED
                          PREFERRED PREFERRED COMMON ADDITIONAL  EARNINGS
                            STOCK     STOCK   STOCK   PAID-IN   (DEFICIT),   DEFERRED
                           AMOUNT    AMOUNT   AMOUNT  CAPITAL   RESTRICTED COMPENSATION  TOTAL
                          --------- --------- ------ ---------- ---------- ------------ -------
Balance, November 17,
 1995 (inception).......    $ --      $ --    $ --    $   --     $   --      $   --     $   --
Proceeds from issuance
 of Series A preferred
 stock (note 10)........       54       --      --      2,696        --          --       2,750
Proceeds from issuance
 of Series B preferred
 stock (note 10)........      --          4     --        156        --          --         160
Proceeds from issuance
 of common stock (note
 10)....................      --        --        6       234        --          --         240
Net loss................      --        --      --        --         (82)        --         (82)
                            -----     -----   -----   -------    -------     -------    -------
Balance, December 31,
 1995...................       54         4       6     3,086        (82)        --       3,068
Net earnings............      --        --      --        --       1,335         --       1,335
                            -----     -----   -----   -------    -------     -------    -------
Balance, December 31,
 1996...................       54         4       6     3,086      1,253         --       4,403
Proceeds from issuance
 of common stock (note
 10)....................      --        --       74    36,129        --          --      36,203
Conversion of preferred
 stock (note 10)........      (54)       (4)     58       --         --          --         --
Issuance of warrants
 (note 10)..............      --        --      --      1,500        --          --       1,500
Issuance of restricted
 stock (note 10)........      --        --        4     2,771        --          --       2,775
Unamortized deferred
 compensation (note 10).      --        --      --        --         --       (1,788)    (1,788)
Net earnings............      --        --      --        --      17,743         --      17,743
                            -----     -----   -----   -------    -------     -------    -------
Balance, December 31,
 1997...................    $ --      $ --    $ 142   $43,486    $18,996     $(1,788)   $60,836
                            =====     =====   =====   =======    =======     =======    =======

         See accompanying notes to consolidated financial statements.

                       NEW CENTURY FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE PERIOD FROM
            NOVEMBER 17, 1995 (INCEPTION) THROUGH DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                                                   1997        1996      1995
                                                -----------  ---------  ------
Cash flows from operating activities:
  Net earnings (loss).......................... $    17,743  $   1,335  $  (82)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization..............       2,835        260     --
    Deferred income taxes......................       7,909        128     --
    NIR gains..................................     (89,770)       --      --
    Initial deposit to over-collateralization
     account...................................     (20,445)       --      --
    Deposits to over-collateralization account.     (11,376)       --      --
    Release of cash from over-collateralization
     account...................................      10,597        --      --
    Amortization of NIR........................       5,559        --      --
    Write down of NIR..........................       5,175        --      --
    General valuation allowances for NIR.......       3,000        --      --
    Provision for losses.......................       3,986        706     --
    Loans originated or acquired for sale......  (1,968,842)  (357,727)    --
    Loan sales, net............................   1,740,800    298,713     --
    Principal payments on loans receivable held
     for sale..................................       9,526        418     --
    Increase in warehouse and aggregation lines
     of credit.................................     199,704     55,659     --
    Net increase in other assets and
     liabilities...............................       5,439      1,028      (5)
                                                -----------  ---------  ------
      Net cash provided by (used in) operating
       activities..............................     (78,160)       520     (87)
                                                -----------  ---------  ------
Cash flows used in investing activities--
 purchase of office property and equipment.....      (3,706)    (1,834)    (34)
                                                -----------  ---------  ------
Cash flows from financing activities:
  Net proceeds from residual financing.........      53,427        --      --
  Net proceeds from notes payable..............       1,896      1,326     --
  Proceeds from issuance of stock..............      36,203        --    3,150
                                                -----------  ---------  ------
      Net cash provided by financing
       activities..............................      91,526      1,326   3,150
                                                -----------  ---------  ------
      Net increase in cash and cash
       equivalents.............................       9,660         12   3,029
Cash and cash equivalents at beginning of
 period........................................       3,041      3,029     --
                                                -----------  ---------  ------
Cash and cash equivalents at end of period..... $    12,701  $   3,041  $3,029
                                                ===========  =========  ======
Supplemental cash flow disclosure:
  Interest paid................................ $    19,135  $   1,738  $  --
  Income taxes.................................       3,990          3       1
                                                ===========  =========  ======
Supplemental non-cash financing activities:
  Restricted stock issued to founding managers. $     2,775  $     --   $  --
  Warrants issued to Comerica..................       1,500        --      --
  Conversion of preferred stock................          58        --      --
                                                ===========  =========  ======

          See accompanying notes to consolidated financial statements.

                       NEW CENTURY FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. The Company's subsidiary commenced operations in February 1996 and is a specialty finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single family residences.

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiary, New Century Mortgage Corporation. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

 Cash and Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

 Loans Receivable Held for Sale

  Mortgage loans held for sale are stated at the lower of amortized cost or market as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis.

  Interest on loans receivable held for sale is credited to income as earned. Interest is accrued only if deemed collectible.

 Gain on Sales of Loans

  Gains or losses resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price of the sales or securitizations and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing released premiums received. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold.

  On January 1, 1997, the Company adopted Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer.

  SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations (residuals). If these assets can be contractually prepaid or otherwise settled such that the holder

                       NEW CENTURY FINANCIAL CORPORATION
would not recover substantially all of its recorded investment, the asset will be measured like trading securities. The Company adopted SFAS 125 on January 1, 1997, and there was no material impact on the Company's consolidated financial statements.

 Hedging

  The Company uses various hedging strategies to provide protection against interest rate risk on its fixed-rate mortgage loans. These strategies include selling short and selling forward U.S. Treasury securities, as well as forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company recognizes the gain or loss on hedge positions in the same period as the related asset hedged is sold. The Company had no open hedge positions or unrecognized gains or losses at December 31, 1997.

 Allowance for Losses

  The allowance for losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. The allowance represents the Company's estimate of the total losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sales of loans and credited to the allowance and are determined to be adequate by management based upon the Company's evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.

 Office Property and Equipment

  Office property and equipment are stated at cost. The straight-line method of depreciation is followed for financial reporting purposes. Depreciation and amortization are provided in amounts sufficient to relate the cost of assets to operations over their estimated service lives or the lives of the respective leases, whichever is shorter. The estimated service lives for furniture and office equipment, computer hardware/software and leasehold improvements are five years, three years and five years, respectively.

 Organization Costs

  Organization costs incurred in connection with the formation of the Company amounted to approximately $63,000 and are being amortized over a five-year period using the straight-line method. At December 31, 1997 and 1996, accumulated amortization was $25,000 and $12,000, respectively.

 Financial Statement Presentation

  The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities and net working capital as of December 31, 1997 as follows (dollars in thousands):

       Current assets................................................. $310,489
       Current liabilities............................................  327,329
                                                                       --------
       Net working capital............................................ $(16,840)
                                                                       ========

Current assets include the portion of the residual interests in securitizations expected to be collected within one year, while current liabilities include the entire balance of residual financing.

 Errors and Omissions Policy

  In connection with the Company's lending activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $1.5 million each at December 31, 1997.

                       NEW CENTURY FINANCIAL CORPORATION

 Income Taxes

  The Company files consolidated Federal and combined state tax returns. The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Residual Interests in Securitizations

  Residual interests in securitizations (Residuals) of mortgage loans are recorded as a result of the sale of mortgage loans through securitizations. The securitizations are generally structured as follows: First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPS) which has been established for the limited purpose of buying and reselling the Company's mortgage loans. The SPS then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or owners trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Company typically sells these certificates at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates and the proceeds from the sale of the certificates are used as consideration to purchase the mortgage loans from the Company. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust. The OC Account is required by the servicing agreement (the Company's servicing agreements are collectively referred to as the Servicing Agreements) to be maintained at specified levels.

  At the closing of each securitization, the Company removes from its consolidated balance sheet the loans held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the mortgage loans retained from the securitizations (Residuals), which consist of (a) the OC Account and (b) the net interest receivables (NIRs). NIRs represent the discounted estimated cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the mortgage loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

  The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals, and accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals.

  The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each

                       NEW CENTURY FINANCIAL CORPORATION
collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The cash and collateral in the OC Account is restricted from use by the Company. Pursuant to certain Servicing Agreements, cash held in the OC Accounts may be used to make accelerated principal paydowns on the certificates to create additional excess collateral in the OC Account which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the Servicing Agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

  The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the certificates; accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company uses a 0.45% to 0.65% default rate estimate. The Company's default loss estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.91% to 2.08%. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily, whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year or 3 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 3.15 and 4.28 years.

  In addition, due to the uncertainty associated with these estimates of future cash flows caused by the lack of historical performance data on the collateral and the absence of an active market for the purchase or sale of Residuals, the Company has established a general valuation allowance of $3 million for the Residuals. The general valuation allowance is based on the Company's periodic evaluation of the Residuals which takes into consideration trends in actual cash flow performance, industry and economic developments as well as other relevant factors.

  In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the mortgage loans is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the mortgage loans is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than its carrying value.

 Mortgage Servicing Fees

  The Company is designated as the master servicer for its securitizations and receives a monthly fee based on the outstanding principal balance of the mortgage loans. The Company has contracted with a subservicer to perform the servicing and investor reporting of the mortgage loans in the Company's first five securitizations, pursuant to a pooling and servicing agreement. The subservicer charges a monthly fee based on the outstanding

                       NEW CENTURY FINANCIAL CORPORATION
principal balance of the mortgage loans. For the Company's remaining securitizations, the Company services the loans through its joint servicing platform with a financial institution. The Company pays a monthly servicing fee to the financial institution based on the number of loans serviced.

  The Company does not recognize a servicing asset as the fees received for the servicing and collection of the mortgage loans as master servicer of the securitized loans is comparable to the subservicer fees and servicing fees paid to the financial institution and the costs incurred by the Company in performing the servicing functions.

 Stock Option Plan

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
(SFAS 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma net earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

 Earnings Per Share

  The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in issuance of common stock that then shared in earnings.

 Use of Estimates

  Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates.

 Advertising

  The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

 Reclassification

  Certain amounts for prior periods' presentation have been reclassified to conform to the current year's presentation.

                       NEW CENTURY FINANCIAL CORPORATION

 Year 2000

  In January 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be nominal and is being funded through operating cash flows. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1997, no expense has been incurred for Year 2000 system conversion.

 Recent Accounting Developments

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS No. 130) and "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's disclosure.

(2) LOANS RECEIVABLE HELD FOR SALE

  A summary of loans receivable held for sale, at the lower of cost or market at December 31 follows (dollars in thousands):

                                                                 1997    1996
                                                               -------- -------
       Mortgage loans receivable:
        First trust deeds..................................... $261,819 $54,506
        Second trust deeds....................................   13,995   3,195
        Net deferred origination costs........................      692     289
                                                               -------- -------
                                                               $276,506 $57,990
                                                               ======== =======

  At December 31, 1997 and 1996, the Company had loans receivable held for sale of approximately $21.7 million and $1.1 million, respectively, on which the accrual of interest had been discontinued. If these loans receivable had been current throughout their terms, interest income would have increased by approximately $1.1 million and $26,000 in the years ended December 31, 1997 and 1996, respectively.

 Interest Income

  The following table presents the components of interest income for the years ended December 31, 1997 and 1996 and for the period from November 17, 1995 (inception) through December 31, 1995 (dollars in thousands):

                                                             1997    1996  1995
                                                            ------- ------ ----
       Interest on loans receivable held for sale.......... $24,546 $2,801 $--
       Interest on cash and cash equivalents...............     525     45   14
                                                            ------- ------ ----
                                                            $25,071 $2,846 $ 14
                                                            ======= ====== ====

                       NEW CENTURY FINANCIAL CORPORATION

 Gain on Sales of Loans

  Gain on sales of loans for the years ended December 31 was comprised of the following components (dollars in thousands):

                                                                1997     1996
                                                              --------  -------
       Gain from whole loan sale transactions................ $ 27,707  $15,335
       Non-cash gain from securitizations....................   89,770      --
       Cash gain from securitizations........................    6,105      --
       Securitization expenses...............................   (5,624)     --
       Accrued interest......................................   (7,188)     --
       Write down of NIR.....................................   (5,175)     --
       General valuation allowance for NIR...................   (3,000)     --
       Provision for losses..................................   (3,986)    (706)
       Nonrefundable fees....................................   24,514    3,548
       Premiums, net.........................................  (24,739)  (1,973)
       Origination costs.....................................  (28,716)  (4,291)
       Hedging gains (losses)................................   (1,729)    (283)
                                                              --------  -------
                                                              $ 67,939  $11,630
                                                              ========  =======

 Originations and Purchases

  During the year ended December 31, 1997, approximately 40.9% and 13.2% of the Company's total loan originations and purchases were in the states of California and Illinois, respectively. During the year ended December 31, 1996, approximately 62.4% and 15.7% of total loan originations and purchases were in the states of California and Illinois, respectively.

 Significant Customers

  The Company has entered into a number of transactions with two customers which accounted for more than 10% of the Company's total loan sales. During the year ended December 31, 1997, the Company sold in whole loan sale transactions a total of approximately 14.4% and 13.3% of the loans sold to these two customers and recognized gross whole loan gains on sales of approximately 12.0% and 8.7%, respectively, of the total gross gains. During the year ended December 31, 1996, the Company sold in whole loan sale transactions a total of approximately 51.4% and 32.2% of the loans sold to two customers and recognized gross whole loan gains on sales of approximately 50.9% and 39.3%, respectively, of the total gross gains.

(3) RESIDUAL INTEREST IN SECURITIZATIONS

  Residual interests in securitizations consist of the following components at December 31, 1997 (dollars in thousands):

       Over-collateralization amount................................... $21,224
       Net interest receivable (NIR)...................................  76,036
                                                                        -------
                                                                        $97,260
                                                                        =======

                       NEW CENTURY FINANCIAL CORPORATION

  The following table summarizes activity in NIR interests at December 31, 1997 (dollars in thousands):

       Balance, beginning of period.................................... $   --
       NIR gains.......................................................  89,770
       NIR amortization................................................  (5,559)
       Write down of NIR...............................................  (5,175)
       General valuation allowance for NIR.............................  (3,000)
                                                                        -------
                                                                        $76,036
                                                                        =======

 Servicing Income

  The following table presents the components of servicing income for the years ended December 31, 1997 and 1996 and for the period from November 17, 1995 (inception) through December 31, 1995 (dollars in thousands):

                                                              1997    1996 1995
                                                             -------  ---- ----
       Servicing fees collected............................. $   427  $19  $--
       Residual interest income.............................  10,597  --    --
       NIR amortization.....................................  (5,559) --    --
       Prepayment penalties collected.......................     158   10   --
                                                             -------  ---  ----
                                                             $ 5,623  $29  $--
                                                             =======  ===  ====

(4) OFFICE PROPERTY AND EQUIPMENT

  Office property and equipment consist of the following at December 31 (dollars in thousands):

                                                                 1997     1996
                                                                -------  ------
       Leasehold improvements.................................. $   298  $   93
       Furniture and office equipment..........................   1,355     547
       Computer hardware and software..........................   3,921   1,228
                                                                -------  ------
                                                                  5,574   1,868
       Less accumulated depreciation and amortization..........  (1,285)   (248)
                                                                -------  ------
                                                                $ 4,289  $1,620
                                                                =======  ======

                       NEW CENTURY FINANCIAL CORPORATION

(5) WAREHOUSE AND AGGREGATION LINES OF CREDIT AND RESIDUAL FINANCING PAYABLE

  Warehouse and aggregation lines of credit consist of the following at December 31 (dollars in thousands):

                                                                 1997    1996
                                                               -------- -------
   A $260 million line of credit expiring in May 1998 secured by loans receivable held for sale, bearing interest based
    on one month LIBOR (5.72% at December 31, 1997)..........  $182,280 $41,702
   A $4 million unsecured working capital line of credit
    expiring in May 1998, bearing interest based on the
    bank's prime rate. This working capital line of credit
    agreement is subject to the same debt covenants as the
    $260 million line of credit agreement....................     2,146     --
   A $335 million master repurchase agreement bearing
    interest based on one month LIBOR (5.72% at December 31,
    1997). The agreement may be terminated by the lender
    after giving 28 days written notice......................    55,064  13,957
   A $250 million master repurchase agreement expiring in
    March 1998 bearing interest based on one month LIBOR
    (5.72% at December 31, 1997).............................    15,873     --
                                                               -------- -------
                                                               $255,363 $55,659
                                                               ======== =======

  Residual financing payable:
                                                                 1997    1996
                                                               -------- -------
   $49 million in residual financing lines renewable monthly, secured by residual interests in securitization bearing
    interest based on one month LIBOR (5.72% at December 31,
    1997)....................................................  $ 48,627 $   --
   $5 million in residual financing lines renewable monthly,
    secured by residual interests in securitizations bearing
    interest based on one month LIBOR (5.72% at December 31,
    1997)....................................................     4,800     --
                                                               -------- -------
                                                               $ 53,427 $   --
                                                               ======== =======

  The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity of at least $1.5 million, debt to net worth ratios and maintenance of compliance with regulatory and investor requirements. At December 31, 1997, the Company was in compliance with these financial and other covenants.

  Advances under the residual financing lines are made at the sole discretion of the lender and are based on a percentage of the amount of loans securitized. These advances are repayable on demand by the lender and are subject to renewal on a monthly basis.

(6) NOTES PAYABLE

  Notes payable consists of a financing line of credit of $5.0 million, collateralized by office property and equipment, bears interest at rates varying from 8.82% to 9.58% and expires in May 1998. The borrowings are payable in blended monthly payments of principal and interest and mature commencing from May 1999 to December 2000.

  The maturities of notes payable at December 31 for the years ended are as follows (dollars in thousands):

       Due in 1998....................................................... $1,296
       Due in 1999.......................................................  1,272
       Due in 2000.......................................................    654
                                                                          ------
                                                                          $3,222
                                                                          ======

                       NEW CENTURY FINANCIAL CORPORATION

(7) COMMITMENTS AND CONTINGENCIES

 Servicing

  The Company's portfolio of mortgage loans serviced for others is comprised of approximately $1.3 billion at December 31, 1997, $1.1 billion of which represents loans securitized by the Company. The remainder represents loans sold to whole loan sale investors on a servicing retained basis which are serviced by the Company. The Company has a subservicing contract with a subservicer to service $706.3 million of its securitized portfolio. The remaining $609.4 million of loans, including $344.6 million of its securitized portfolio, are serviced under the Company's joint servicing platform with a financial institution which commenced in September 1997.

 Related Party

  The Company has entered into employment agreements with four executive officers (the Founding Managers). Each agreement continues in effect until December 31, 1999 but is extended automatically for successive one-year periods unless terminated by either the Company or the respective Founding Manager. Under the terms of the agreements, the Founding Managers each received a signing bonus of $15,000 and an annual base salary at the rate of $150,000 per year during 1996. For 1997, the Founding Managers initially received a salary of $180,000. On May 30, 1997, the Board of Directors revised the Founding Managers' salary to $256,000 for 1997, plus a $500 per month automobile allowance.

  In December 1996, the Company adopted the Founding Managers' Incentive Compensation Plan and the Company has amended the terms thereof effective for 1997 and subsequent plan years (as amended, the Incentive Compensation Plan). The Compensation Committee (the Committee) of the Board of Directors administers the Incentive Compensation Plan. The Committee has full discretion to construe and interpret the terms and provisions of the Incentive Compensation Plan and related agreements. In addition, the Committee has the authority to make all determinations under the Incentive Compensation Plan, and to prescribe, amend and rescind rules relating to the administration of the Incentive Compensation Plan.

  Each of the four Founding Managers is entitled to one quarter of amounts payable under the Incentive Compensation Plan. Subject to the limitations described below, the amount available for incentive awards (the Incentive
Pool) for each fiscal year, commencing in 1997, is an amount equal to a percentage of the Company's earnings (Earnings) before income taxes and without deducting amounts payable under the Incentive Compensation Plan. The specific percentage of Earnings which is used to determine the Incentive Pool is based on the ratio (the Ratio) of Earnings to Total Stockholders' Equity. If the Ratio is at least 25% but less than 50%, the Incentive Pool is an amount equal to 5% of Earnings in excess of 25% of Total Stockholders' Equity. If the Ratio is at least 50%, the Incentive Pool is an amount equal to the sum of (i) 5% of Earnings in excess of 25% of Total Stockholders' Equity plus (ii) 2% of Earnings in excess of 50% of Total Stockholders' Equity. Total Stockholders' Equity for purposes of this calculation is equal to the amount of stockholders' equity as of January 1 of each fiscal year adjusted on a pro-rata basis for any equity offerings completed during the fiscal year.

  Awards under the Incentive Compensation Plan are payable in either cash or restricted stock if agreed by the Committee and respective Founding Manager. In the absence of such an agreement, incentive compensation to each Founding Manager will be paid in cash up to 100% of the respective Founding Manager's base salary in fiscal 1997 and thereafter up to 200% of such base salary. If the Incentive Pool exceeds the cash portion of incentive compensation and there is no agreement between the Committee and respective Founding Manager regarding the distribution of excess, such excess shall be paid to the respective Founding Manager in the form of restricted stock. The restricted stock will vest in equal annual installments over a three-year period. In the event that a Founding

                       NEW CENTURY FINANCIAL CORPORATION

Manager's employment terminates with the Company for any reason other than death or total disability, shares of restricted stock which have not yet become vested shall be forfeited. Notwithstanding the preceding, upon the occurrence of certain Change of Control Events, unvested shares subject to a restricted stock award will become fully vested. A Founding Manager who receives shares of restricted stock will be entitled to cash dividends and voting rights for each share of restricted stock issued under the Incentive Compensation Plan. Included in personnel expense for the years ended December 31, 1997 and 1996, and for the period from November 17, 1995 (inception) through December 31, 1995, respectively, are $1.0 million, $318,000 and $0 related to the plan.

 Operating Leases

  The Company and its subsidiary lease certain facilities under noncancelable operating leases, which expire at various dates through 2002. Total rental expenditures under these leases were approximately $2.6 million and $389,000 for the years ended December 31, 1997 and 1996, respectively. The Company and its subsidiary lease office property and equipment from GE Capital under an operating lease agreement facility. The lease commitment available under this facility is $5.25 million. As of December 31, 1997, the Company leased office property and equipment under this facility totaling $1.8 million which expires from September 2000 to November 2000. In addition, the Company and its subsidiary lease certain office property and equipment under other noncancelable operating leases, which expire at various dates through 2000. Total rental expenditures under these office property and equipment leases were approximately $502,000 and $0 for the years ended December 31, 1997 and 1996, respectively.

  Minimum rental commitments for these leases are as follows (dollars in thousands):

       YEARS ENDING DECEMBER 31:
          1998.......................................................... $ 5,291
          1999..........................................................   4,949
          2000..........................................................   3,965
          2001..........................................................   2,454
          2002..........................................................     903
                                                                         -------
                                                                         $17,562
                                                                         =======

 Loan Commitments

  Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces impact the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers which are subject to change by the Company. Although the Company generally honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing any potential interest rate risk exposure. The Company had commitments to fund loans of approximately $423.2 million at December 31, 1997.

  The Company had commitments to sell loans of $8.0 million at December 31, 1997.

  As of December 31, 1997, the Company was committed to provide an investment banking firm with a right to lead underwrite loans sold through securitization by the Company in an aggregate amount of $750.0 million, of which $571.7 million was not yet fulfilled at December 31, 1997.

 Contingencies

  The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these

                       NEW CENTURY FINANCIAL CORPORATION
representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company's loan sale agreements is adequately provided for in the allowance for losses.

  The Company sold $221.2 million in loans in December 1997 and $96.2 million in loans in December 1996 under agreements to repurchase those loans which were delinquent at specific dates in March 1998 and January 1997, respectively. In accordance with these loan sale agreements, the Company repurchased loans with an outstanding principal balance of approximately $3.5 million and $1.7 million for the years ended December 31, 1997 and 1996, respectively.

  At December 31, 1997 and 1996, included in accounts payable and accrued liabilities are approximately $1.6 million and $100,000, respectively, in allowances for losses related to possible off-balance sheet recourse and repurchase agreement provisions. The activity in the allowance related to possible off-balance sheet recourse and repurchase agreement provisions for the years ended December 31 is summarized as follows (dollars in thousands):

                                                                  1997    1996
                                                                 -------  -----
       Balance, beginning of year............................... $   100  $ --
       Provision for losses.....................................   3,986    706
       Charge-offs, net.........................................  (2,489)  (606)
                                                                 -------  -----
       Balance, end of year..................................... $ 1,597  $ 100
                                                                 =======  =====

 Litigation

  The Company is a party to legal actions arising in the normal course of business. In the opinion of management, based in part on discussions with outside legal counsel, resolution of such matters will not have a material adverse effect on the financial position and operating results of the Company.

(8) INCOME TAXES

  Components of the Company's provision for income taxes for the years ended December 31, 1997 and 1996 and for the period from November 17, 1995 (inception) through December 31, 1995 are as follows (dollars in thousands):

                                                                1997   1996 1995
                                                               ------- ---- ----
       Current:
         Federal.............................................. $ 3,739 $650 $ 1
         State................................................   1,201  192 --
                                                               ------- ---- ---
                                                                 4,940  842   1
                                                               ------- ---- ---
       Deferred:
         Federal..............................................   5,789   66 --
         State................................................   2,120   62 --
                                                               ------- ---- ---
                                                                 7,909  128 --
                                                               ------- ---- ---
                                                               $12,849 $970 $ 1
                                                               ======= ==== ===

                       NEW CENTURY FINANCIAL CORPORATION

  Actual income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the year ended December 31, 1997 and 34% for the year ended December 31, 1996 and for the period from November 17, 1995 (inception) through December 31, 1995 to earnings (loss) before income taxes as follows (dollars in thousands):

                                                            1997    1996  1995
                                                           -------  ----  ----
       Computed "expected" income taxes................... $10,707  $784  $(27)
       State tax, net of federal benefit..................   2,157   174   --
       Valuation allowance................................     --    (28)   28
       Other..............................................     (15)   40   --
                                                           -------  ----  ----
                                                           $12,849  $970  $  1
                                                           =======  ====  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

                                                                     1997  1996
                                                                    ------ ----
       Deferred tax assets:
         Allowance for loan losses................................. $1,111 $229
         Accruals for tax purposes not deductible..................    --    40
         State taxes...............................................  1,126   86
         Office property and equipment.............................    250  --
                                                                    ------ ----
                                                                     2,487  355
           Valuation allowance.....................................    --   --
                                                                    ------ ----
                                                                     2,487  355
                                                                    ------ ----
       Deferred tax liabilities:
         Non-cash gain from securitization.........................  9,401  --
         Deferred loan fees........................................  1,098  448
         Office property and equipment.............................    --    35
         Other.....................................................     25  --
                                                                    ------ ----
                                                                    10,524  483
                                                                    ------ ----
           Net deferred income tax liability....................... $8,037 $128
                                                                    ====== ====

  There was no valuation allowance for deferred tax assets at December 31, 1997 and 1996, respectively.

  Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income of an appropriate character that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, (3) future taxable income generated by future operations and (4) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 1997 and 1996.

                       NEW CENTURY FINANCIAL CORPORATION

(9) EMPLOYEE BENEFIT PLANS

  On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. The Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company will match 25% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the Plan by the Company for the year ended December 31, 1997 were $194,000.

  In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the Plan) for the benefit of eligible employees. This plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. Plan periods are six months, with the exception of the first plan period, which was October 13, 1997 to December 31, 1997. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. At the end of the first plan period, 19,386 shares of common stock were issued.

(10) STOCKHOLDERS' EQUITY

 Convertible Preferred Stock

  On November 22, 1995, the Company issued 5,000,000 shares of Series A preferred stock. In December 1995, the Company issued an additional 500,000 shares of Series A preferred stock. The Company received $2.75 million from the issuances. The holders of the Series A preferred stock are entitled to convert each share of Series A preferred stock into one share of common stock. Upon liquidation, the Series A preferred stock is entitled to receive, in preference to any payment on Series B preferred stock and common stock, an amount equal to $0.50 per share and a 12% annual return.

  On November 22, 1995, the Company issued 320,000 shares of Series B preferred stock. The Company received $160,000 from this issue. The holders of the Series B preferred stock are entitled to convert each share of Series B preferred stock into one share of common stock. Upon liquidation, after the payments to Series A preferred stock as described above, Series B preferred stock is entitled to receive, in preference to any payment on common stock, an amount equal to $0.50 per share and a 6% annual return.

  In May 1997, all shares of Series A and B preferred stock were converted to common stock.

  In June 1997, the Company, subsequent to completing its Initial Public Offering, increased its authorized preferred stock to 7,500,000 shares.

 Common Stock

  On November 22, 1995, the Company issued 528,618 shares of common stock. The Company received $240,000 from this issue.

  In May 1997, the Company issued 304,501 shares of common stock upon the exercise by such stockholders of certain warrants to purchase common stock of the Company. The Company received approximately $1.1 million from this issue. The Company also issued 3,424,255 shares of common stock under cashless exercises of warrants at exercise prices of $1.00 to $3.50 per share.

  In May 1997, the Company issued to Comerica Incorporated (Comerica) 545,000 shares of common stock for $4,087,500.

                       NEW CENTURY FINANCIAL CORPORATION

  In May 1997, pursuant to the Company's 1995 Stock Option Plan and certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of the four Founding Managers. The Company recorded $2.8 million in deferred compensation expense and additional paid in capital at the grant date. The deferred compensation expense is being amortized over the vesting period of the restricted stock, which is in equal installments in May 1998, 1999 and 2000. Included in personnel expenses for the year ended December 31, 1997 is $987,000 related to the amortization of deferred compensation.

  In June 1997, the Company completed its Initial Public Offering, issuing 3,132,500 new shares of common stock, and raising approximately $31.0 million in proceeds, net of offering expenses of approximately $1 million. The Company also increased its authorized shares of common stock to 45,000,000 shares.

 Stock Split

  On September 19, 1996, the Company authorized a 2-for-1 stock split of all classes of stock. All references in the consolidated financial statements to number of shares, per share amounts and market prices of the Company's preferred and common stock have been retroactively restated to reflect the increased number of preferred and common shares outstanding.

 Warrants

  Each share of common stock issued on November 22, 1995 had a warrant attached which entitled the holder to purchase 2.78 shares of common stock of the Company at $1.00, $2.00 and $3.00 per share. All of these warrants were exercised in May 1997.

  In December 1996, the Company issued warrants to purchase an aggregate of 512,384 shares of common stock, exercisable at $3.50 per share, to the Company's existing stockholders at that time. Such warrants were granted to stockholders on a pro rata basis in satisfaction of the stockholders' respective preemptive rights. These warrants were exercised in May 1997.

  In May 1997, the Company issued to Comerica warrants to purchase 100,000 shares of common stock and agreed to issue to Comerica an additional 233,000 warrants based on completion of certain services by Comerica with respect to servicing the Company's loans and developing leads for the Company. The warrants are exercisable over five years at $11.00 per share, subject to vesting in equal installments on December 31, 1997, 1998 and 1999. The Company believes that the warrant price approximates fair market value of the Company's stock at the time of grant. In accordance with FASB No. 123, $1.5 million has been determined to be the value of the stock warrants issued and to be issued on the measurement date. Included in other assets is prepaid commitment costs of $702,000 at December 31, 1997 and included in general and administrative expense is stock warrant expense of $798,000 for the year ended December 31, 1997 related to the stock warrants issued and to be issued.

(11) STOCK OPTIONS

  In 1995, the Company adopted and received stockholders' approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 2.0 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to December 2002. In addition to the Plan, in December 1996, the Company authorized 127,500 nonqualified stock options of which 120,000 was granted to certain executive officers of the Company that vest over a three year period and expire ten years from the grant date and an additional 7,500 shares were granted in May 1997 for a former director of the Company, which vest over five years and expire ten years from the date of grant. All stock options are granted with an exercise price equal to the stock's fair market value at the date of grant.

                       NEW CENTURY FINANCIAL CORPORATION

  At December 31, 1997, there were 148,330 shares available for grant under the Plan. Of the options outstanding at December 31, 1997 and 1996, 683,280 and 14,600, respectively, were exercisable with weighted-average exercise prices of $6.41 and $3.17, respectively. The per share weighted-average fair value of stock options granted during the year ended December 31, 1997 and 1996 was $5.20 and $1.05, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1997  1996
                                                                     ----  ----
      Expected life (years).........................................  4.5   9.1
      Risk-free interest rate.......................................  6.0%  6.0%
      Volatility.................................................... 60.0% 45.0%
      Expected dividend yield.......................................  --    --
                                                                     ====  ====

  The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                                PERIOD FROM
                                   YEAR ENDED   YEAR ENDED   NOVEMBER 17, 1995
                                  DECEMBER 31, DECEMBER 31, (INCEPTION) THROUGH
                                      1997         1996      DECEMBER 31, 1995
                                  ------------ ------------ -------------------
Net earnings (loss):
  As reported...................    $17,743       $1,335          $  (82)
  Pro forma.....................     16,108        1,329             (82)
Basic earnings (loss) per share:
  As reported...................    $  2.18       $ 2.53          $(0.16)
                                    =======       ======          ======
  Pro forma.....................    $  1.98       $ 2.51          $(0.16)
                                    =======       ======          ======
Diluted earnings (loss) per
 share:
  As reported...................    $  1.40       $  .20          $(0.16)
                                    =======       ======          ======
  Pro forma.....................    $  1.27       $  .20          $(0.16)
                                    =======       ======          ======

  Stock options activity during the year ended December 31, 1997 and 1996 and the period from November 17, 1995 (inception) to December 31, 1995 is as follows:

                                                     NUMBER OF  WEIGHTED-AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Balance at November 17, 1995 (inception).........       --          --
     Granted........................................    73,000       $0.50
                                                     ---------       -----
   Balance at December 31, 1995.....................    73,000        0.50
     Granted........................................   595,600        1.92
     Canceled.......................................    (4,000)       0.50
                                                     ---------       -----
   Balance at December 31, 1996.....................   664,600        1.77
     Granted........................................ 1,399,120        9.56
     Exercised......................................   (41,100)       1.02
     Canceled.......................................   (84,550)       3.00
                                                     ---------       -----
   Balance at December 31, 1997..................... 1,938,070       $7.36
                                                     =========       =====

                       NEW CENTURY FINANCIAL CORPORATION

  At December 31, 1997, the range of exercise prices, the number outstanding, weighted-average remaining term and weighted-average exercise price of options outstanding and the number exercisable and weighted-average price of options currently exercisable are as follows:

   RANGE OF
   EXERCISE         NUMBER    WEIGHTED-AVERAGE WEIGHTED-AVERAGE   NUMBER    WEIGHTED-AVERAGE
   PRICES         OUTSTANDING  REMAINING TERM   EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
   --------       ----------- ---------------- ---------------- ----------- ----------------
    $ 0.50- 0.50    233,850         8.67            $ 0.50         58,700        $0.50
      1.75- 1.75    140,800         8.75              1.75         22,300         1.75
      3.50- 3.50    175,300         9.00              3.50         51,060         3.50
      7.50- 7.50    723,120         9.40              7.50        551,220         7.50
     11.00-11.00    526,500         9.50             11.00            --           --
     12.50-12.50     64,100        10.00             12.50            --           --
     17.00-17.00     74,400         9.75             17.00            --           --
    ============    =======        =====            ======        =======        =====

(12) GENERAL AND ADMINISTRATIVE EXPENSES

  A summary of general and administrative expenses for the year ended December 31, 1997 and 1996 and the period from November 17, 1995 (inception) through December 31, 1995 follows (dollars in thousands):

                                                             1997    1996  1995
                                                            ------- ------ ----
   Other administrative expenses........................... $ 3,259 $  568 $  3
   Occupancy...............................................   2,555    389  --
   Depreciation and amortization...........................   1,848    260  --
   Telephone...............................................   1,577    336  --
   Postage and courier.....................................   1,443    204  --
   Travel and entertainment................................   1,374    277    6
   Equipment rental........................................   1,371    184  --
   Office supplies.........................................   1,074    238    2
                                                            ------- ------ ----
                                                            $14,501 $2,456 $ 11
                                                            ======= ====== ====

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of financial instruments is made using estimated fair value amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

                       NEW CENTURY FINANCIAL CORPORATION

  The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows (dollars in thousands):

                                                                    1997
                                                             -------------------
                                                             CARRYING
                                                              VALUE   FAIR VALUE
                                                             -------- ----------
   Financial assets:
     Cash and cash equivalents.............................. $ 12,701  $ 12,701
     Loans receivable held for sale, net....................  276,506   280,310
     Residual interests in securitizations..................   97,260    97,260
   Financial liabilities:
     Warehouse and aggregation lines of credit..............  255,363   255,363
     Residual financing payable.............................   53,427    53,427
     Notes payable..........................................    3,222     3,222
                                                             ========  ========
                                                                    1996
                                                             -------------------
                                                             CARRYING
                                                              VALUE   FAIR VALUE
                                                             -------- ----------
   Financial assets:
     Cash and cash equivalents.............................. $  3,041  $  3,041
     Loans receivable held for sale, net....................   57,990    61,210
   Financial liabilities:
     Warehouse and aggregation lines of credit..............   55,659    55,659
     Notes payable..........................................    1,326     1,326
                                                             ========  ========

  The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments.

  Cash and cash equivalents: The fair value of cash and cash equivalents approximates the carrying value reported in the balance sheet.

  Loans receivable held for sale: The fair value of loans receivable held for sale is determined in the aggregate based on outstanding whole loan commitments from investors or current investor yield requirements.

  Residual interests in securitizations: The fair value of residual interests in securitizations is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

  Warehouse lines of credit and residual financing payable: The carrying value reported in the balance sheet approximates fair value as the warehouse lines of credit and residual financing payable are due upon demand and bear interest at a rate that approximates current market interest rates for similar type lines of credit.

  Notes payable: The fair value of notes payable is determined by discounting expected cash payments at the current market interest rate over the term of the notes payable.

                       NEW CENTURY FINANCIAL CORPORATION

(14) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

  The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial Corporation.

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
ASSETS
Cash and cash equivalents....................................... $   --  $    4
Investment in and receivable from subsidiary....................  59,161  4,273
Other assets....................................................   1,734    136
                                                                 ------- ------
                                                                 $60,895 $4,413
                                                                 ======= ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities............................................... $    59 $   10
Stockholders' equity............................................  60,836  4,403
                                                                 ------- ------
                                                                 $60,895 $4,413
                                                                 ======= ======

                       NEW CENTURY FINANCIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)


                                                                   PERIOD FROM
                                                                   NOVEMBER 17,
                                                                       1995
                                                                   (INCEPTION)
                                          YEAR ENDED   YEAR ENDED    THROUGH
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
Interest income.........................   $   230       $   17        $  5
Equity in undistributed earnings (loss)
 of subsidiary..........................    18,991        1,419         (87)
                                           -------       ------        ----
                                            19,221        1,436         (82)
                                           -------       ------        ----
Personnel...............................     1,149          104         --
General and administrative..............     1,106           46         --
Professional services...................       126           10         --
                                           -------       ------        ----
                                             2,381          160         --
                                           -------       ------        ----
  Earnings (loss) before income tax
   benefit..............................    16,840        1,276         (82)
Income tax benefit......................      (903)         (59)        --
                                           -------       ------        ----
  Net earnings (loss)...................   $17,743       $1,335        $(82)
                                           =======       ======        ====

                       NEW CENTURY FINANCIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                     PERIOD FROM
                                                                     NOVEMBER 17,
                                                                         1995
                                                                     (INCEPTION)
                                            YEAR ENDED   YEAR ENDED    THROUGH
                                           DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                               1997         1996         1995
                                           ------------ ------------ ------------
Cash flows from operating activities:
  Net earnings (loss)....................    $17,743       $1,335       $  (82)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization........      1,797           11          --
    Increase in other assets.............       (908)         (94)         (53)
    Increase (decrease) in other
     liabilities.........................         49          (39)          49
    Equity in undistributed (earnings)
     loss of subsidiary..................    (18,991)      (1,419)          87
                                             -------       ------       ------
      Net cash provided by (used in)
       operating activities..............       (310)        (206)           1
Cash flows from investing activity--
 increase in investment in and
 receivables from subsidiary.............    (35,897)        (941)      (2,000)
Cash flows from financing activity--
 proceeds from issuance of common stock..     36,203          --         3,150
                                             -------       ------       ------
      Net increase (decrease) in cash and
       cash equivalents..................         (4)      (1,147)       1,151
Cash and cash equivalents, beginning of
 period..................................          4        1,151          --
                                             -------       ------       ------
Cash and cash equivalents, end of period.    $   --        $    4       $1,151
                                             =======       ======       ======

                       NEW CENTURY FINANCIAL CORPORATION

(15) EARNINGS PER SHARE

  The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                                PERIOD FROM
                                   YEAR ENDED   YEAR ENDED   NOVEMBER 17, 1995
                                  DECEMBER 31, DECEMBER 31, (INCEPTION) THROUGH
                                      1997         1996      DECEMBER 31, 1995
                                  ------------ ------------ -------------------
Numerator:
  Income (loss) available to
   common stockholders........... $    17,743   $    1,335       $    (82)
                                  ===========   ==========       ========
Denominator:
  Denominator for basic earnings
   per share--weighted-average
   common shares outstanding.....   8,139,052      528,618        528,618
Effect of dilutive securities:
  Convertible preferred stock....   2,375,834    5,820,000            --
  Restricted stock award.........     197,926          --             --
  Warrants.......................   1,226,463      244,987            --
  Stock options..................     766,459      139,491            --
                                  -----------   ----------       --------
Denominator for diluted earnings
 per share.......................  12,705,734    6,733,096        528,618
                                  ===========   ==========       ========
Basic earnings (loss) per share.. $      2.18   $     2.53       $  (0.16)
                                  ===========   ==========       ========
Diluted earnings (loss) per
 share........................... $      1.40   $     0.20       $  (0.16)
                                  ===========   ==========       ========

  For 1997, 138,500 stock options, for 1996, 3,452,224 warrants and 382,600 stock options and for 1995, 73,000 stock options whose exercise price exceeds the average market price of the common shares are excluded from dilutive shares. For 1995, convertible preferred stock is excluded from the calculation of diluted earnings (loss) per share because the effect is anti-dilutive.

(16) SUBSEQUENT EVENT (UNAUDITED)

  Subsequent to year-end, the Company entered into an agreement to acquire Primewest Funding Corporation, a correspondent lender of the Company. The acquisition was completed on January 12, 1998. The Company paid a cash purchase price of $1.5 million and issued 188,150 shares of the Company's common stock in connection with the acquisition. This business combination was accounted for under the Purchase Method. Goodwill in the amount of $3.5 million was recorded in January 1998. In addition, there is contingent consideration based on Prime West Funding Corporation achieving certain earnings targets in the three years following the acquisition.

                       NEW CENTURY FINANCIAL CORPORATION

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data are presented below by quarter for the years ended December 31, 1997 and 1996 (dollars in thousands, except per share amounts):

                                  DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                      1997         1997        1997      1997
                                  ------------ ------------- --------  ---------
Gain on sale of loans............   $16,435       $24,394    $17,098    $10,012
Interest income..................    11,414         6,313      5,073      2,271
Servicing income.................     2,666         1,793        862        302
                                    -------       -------    -------    -------
  Total revenues.................    30,515        32,500     23,033     12,585
                                    -------       -------    -------    -------
Operating expenses...............    24,854        20,362     14,286      8,539
                                    -------       -------    -------    -------
Earnings before income taxes.....     5,661        12,138      8,747      4,046
Income taxes.....................     2,378         5,098      3,674      1,699
                                    -------       -------    -------    -------
  Net earnings...................   $ 3,283       $ 7,040    $ 5,073    $ 2,347
                                    =======       =======    =======    =======
Basic earnings per share.........   $  0.29       $  0.50    $  1.15    $  4.44
                                    =======       =======    =======    =======
Diluted earnings per share.......   $  0.22       $  0.46    $  0.46    $  0.25
                                    =======       =======    =======    =======
                                  DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                      1996         1996        1996      1996
                                  ------------ ------------- --------  ---------
Gain on sale of loans............   $ 8,142       $ 2,658    $   830    $   --
Interest income..................     1,999           560        248         39
Servicing income.................        19            10        --         --
                                    -------       -------    -------    -------
  Total revenues.................    10,160         3,228      1,078         39
                                    -------       -------    -------    -------
Operating expenses...............     6,960         2,721      1,620        899
                                    -------       -------    -------    -------
Earnings (loss) before income
 taxes...........................     3,200           507       (542)      (860)
Income taxes (benefits)..........     1,344           213       (225)      (362)
                                    -------       -------    -------    -------
Net earnings (loss)..............   $ 1,856       $   294    $  (317)   $  (498)
                                    =======       =======    =======    =======
Basic earnings (loss) per share..   $  3.51       $  0.56    $ (0.60)   $ (0.94)
                                    =======       =======    =======    =======
Diluted earnings (loss) per
 share...........................   $  0.23       $  0.05    $ (0.60)   $ (0.94)
                                    =======       =======    =======    =======