Form 10-Q
period 1998-03-31
NEW CENTURY FINANCIAL CORP
filed 1998-05-15
CIK 1036075

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 1998
                                                --------------

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                     Commission file number    000-22633
                                               ---------

                       NEW CENTURY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       DELAWARE                                    33-0683629
-------------------------------         ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

           18400 VON KARMAN, SUITE 1000, IRVINE,  CALIFORNIA     92612
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:    (714)  440-7030
                                                       -------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES      X           NO
                            -------              -------


As of April 30, 1997, 14,411,110 shares of common stock of New Century Financial Corporation were outstanding.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1998

                                     INDEX

PART I            -    FINANCIAL INFORMATION                           PAGE

     Item 1.           Financial Statements                               4

     Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     11

PART II            -   OTHER INFORMATION

     Item 1.           Legal Proceedings                                 17

     Item 2.           Changes in Securities and Use of Proceeds         17

     Item 3.           Defaults Upon Senior Securities                   17

     Item 4.           Submission of Matters to a Vote of
                       Security Holders                                  17

     Item 5.           Other Information                                 17

     Item 6.           Exhibits and Reports on Form 8-K                  17

SIGNATURES                                                               18

EXHIBIT INDEX                                                            19

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the expected gradual improvement in the Company's cash flow and the expectation that the Company's existing credit facilities and capital resources will be adequate to fund its existing operations and that the Company will be able to expand its credit facilities to finance increased production. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of increasing competition in the subprime mortgage banking industry, the Company's ability to access funding sources, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its other filings with the Securities and Exchange Commission.

                      Item 1.   Financial Statements

            New Century Financial Corporation and Subsidiaries
                        Consolidated Balance Sheets
                                (Unaudited)

                                                                            March 31, 1998    December 31,1997
                                                                            ----------------------------------
ASSETS:
Cash and cash equivalents................................................   $  9,173,000          $ 12,701,000
Loans receivable held for sale, net (notes 2 and 4)......................    257,094,000           276,506,000
Residual interests in securitizations (note 3)...........................    124,101,000            97,260,000
Accrued interest receivable..............................................      2,373,000             3,974,000
Office property and equipment............................................      4,725,000             4,289,000
Prepaid expenses and other assets........................................      6,983,000             3,398,000
                                                                            ----------------------------------

TOTAL ASSETS                                                                $404,449,000          $398,128,000
                                                                            ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 4).......................   $236,216,000          $255,363,000
Residual financing.......................................................     71,086,000            53,427,000
Notes payable............................................................      2,906,000             3,222,000
Income taxes payable.....................................................      1,938,000             1,789,000
Accounts payable and accrued liabilities.................................     12,444,000            15,454,000
Deferred income taxes....................................................     10,537,000             8,037,000
                                                                           -----------------------------------
        Total liabilities................................................    335,127,000           337,292,000

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares:
    0 shares issued and outstanding......................................              -                     -
Common stock, $.01 par value.  Authorized 45,000,000
    shares; issued and outstanding 14,402,360 and 14,165,974 shares
    at March 31, 1998 and December 31, 1997, respectively................        144,000               142,000
Additional paid-in capital...............................................     45,314,000            43,486,000
Retained earnings, restricted............................................     25,229,000            18,996,000
                                                                           -----------------------------------
                                                                              70,687,000            62,624,000
Deferred compensation costs..............................................     (1,365,000)           (1,788,000)
                                                                           -----------------------------------
        Total stockholders' equity.......................................     69,322,000            60,836,000
                                                                            ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $404,449,000          $398,128,000
                                                                            ==================================


See accompanying notes to unaudited consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)


                                           Three Months Ended March 31,
                                           ----------------------------
                                                1998           1997
                                           ----------------------------
Revenues:
  Gain on sale of loans..................    $24,319,000    $10,012,000
  Interest income........................     10,193,000      2,271,000
  Servicing income.......................      3,936,000        302,000
                                           ----------------------------
    Total revenues.......................     38,448,000     12,585,000
                                           ----------------------------


Expenses:
  Personnel..............................      9,899,000      3,545,000
  Interest...............................      8,709,000      1,808,000
  General and administrative.............      5,984,000      1,954,000
  Advertising and promotion..............      2,195,000        842,000
  Servicing..............................        571,000        234,000
  Professional services..................        261,000        156,000
                                           ----------------------------
    Total expenses.......................     27,619,000      8,539,000

Earnings before income taxes.............     10,829,000      4,046,000

Income taxes.............................      4,596,000      1,699,000
                                           ----------------------------

Net earnings.............................    $ 6,233,000    $ 2,347,000
                                           ============================

Basic earnings per share.................    $      0.45    $      4.44
                                           ============================

Diluted earnings per share...............    $      0.42    $      0.25
                                           ============================


See accompanying notes to unaudited consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                             1998                  1997
                                                                                         --------------------------------
Cash flows from operating activities:
Net earnings..................................................................           $   6,233,000      $   2,347,000
Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization...............................................                 901,000            158,000
  Deferred income taxes.......................................................               2,500,000          1,631,000
  NIR gains...................................................................             (23,763,000)       (10,398,000)
  Initial deposits to over-collateralization accounts.........................              (6,201,000)        (2,973,000)
  Deposits to over-collateralization accounts.................................              (7,569,000)          (311,000)
  Release of cash from over-collateralization accounts........................               6,149,000            311,000
  Amortization of NIRs........................................................               4,543,000            128,000
  Provision for losses........................................................               1,708,000            495,000
  Loans originated or acquired for sale.......................................            (654,285,000)      (251,652,000)
  Loan sales, net.............................................................             661,743,000        194,848,000
  Principal payments on loans receivable held for sale........................              10,246,000          1,257,000
  Increase in accrued interest receivable.....................................               1,601,000            422,000
  (Increase) decrease in prepaid expenses and other assets....................                (468,000)           122,000
  Increase (decrease) in warehouse and aggregation lines of credit............             (19,147,000)        54,875,000
  Increase (decrease) in income taxes payable.................................                 149,000           (708,000)
  Increase (decrease) in accounts payable and other liabilities...............              (3,010,000)         1,638,000
                                                                                         --------------------------------
Net cash used in operating activities.........................................             (18,670,000)        (7,810,000)
                                                                                         --------------------------------
Cash flows from investing activities:
  Purchase of office property and equipment...................................                (906,000)          (525,000)
  Acquisition of Primewest....................................................              (1,500,000)                 -
                                                                                         --------------------------------
Net cash used in investing activities.........................................              (2,406,000)          (525,000)

Cash flows from financing activities:
  Net proceeds from notes payable.............................................                (316,000)         1,793,000
  Net proceeds from residual financing........................................              17,659,000          7,248,000
  Proceeds from issuance of stock.............................................                 205,000                  -
                                                                                         --------------------------------
Net cash provided by financing activities.....................................              17,548,000          9,041,000
                                                                                         --------------------------------
Net increase (decrease) in cash and cash equivalents..........................              (3,528,000)           706,000

Cash and cash equivalents, beginning of period................................              12,701,000          3,041,000
                                                                                         --------------------------------
Cash and cash equivalents, end of period......................................           $   9,173,000      $   3,747,000
                                                                                         ================================
Supplemental cash flow disclosure:
  Interest paid...............................................................           $   9,042,000        $ 1,730,000
  Income taxes paid...........................................................           $   1,949,000        $   776,000

Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest....................           $   2,000,000        $         -

See accompanying notes to unaudited consolidated financial statements.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            March 31, 1998 and 1997


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Recent Accounting Developments - In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS
132), "Employers' Disclosures about Pension and Other Post-retirement Benefits." SFAS 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Retirement Benefits Other than Pensions." SFAS 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. SFAS 132 will result in disclosure changes only.

Residual interests in securitizations - Residual interests in securitizations (Residuals) are recorded as a result of the sale of loans through securitizations. The securitizations are generally structured as follows:
First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPS) which has been established for the limited purpose of buying and reselling the Company's mortgage loans. The SPS then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Company typically sells these certificates at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates and the proceeds from the sale of the Certificates are used as consideration to purchase the mortgage loans from the Company. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust.
The OC Account is required by the servicing agreement to be maintained at certain levels.

At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the mortgage loans retained from the securitizations (Residuals), which consist of (a) the OC Account and (b) the net interest receivable (NIR). The NIR represents the discounted estimated cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through the Certificates and the Residuals based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates; accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses a 0.45% to 0.73% default rate estimate. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.91% to 2.08%. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 3.15 and 4.28 years.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the collateral and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

2.   Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at March 31, 1998 and December 31, 1997 follows (dollars in thousands):

                                                                 March 31,          December 31,
                                                                   1998                1997
                                                                 ---------          ------------
     Mortgage loans receivable.............................      $256,502           $275,814
     Net deferred origination costs........................           592                692
                                                                 --------           --------
                                                                 $257,094           $276,506
                                                                 ========           ========

3.   Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at March 31, 1998 and December 31, 1997 (dollars in thousands):

                                                                 March 31,          December 31,
                                                                   1998                1997
                                                                 -------            -----------
Overcollateralization amount...............................      $ 28,845            $ 21,224
Net interest receivable (NIR)..............................        98,256              79,036
                                                                 --------            --------
                                                                 $127,101            $100,260
General valuation allowance................................        (3,000)             (3,000)
                                                                 --------            --------
                                                                 $124,101            $ 97,260
                                                                 ========            ========

The following table summarizes activity in the NIR interests at March 31, 1998 and 1997 (dollars in thousands):

                                                                   1998               1997
                                                                 --------           --------
     Balance, beginning of period...........................     $79,036            $   ---
     NIR gains..............................................      23,763             10,398
     NIR amortization.......................................      (4,543)              (128)
                                                                 -------            -------
     Balance, end of period.................................     $98,256            $10,270
                                                                 =======            =======

4.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at March 31, 1998 and December 31, 1997 (dollars in thousands):

                                                                  March 31,         December 31,
                                                                    1998               1997
                                                                 ---------          ------------
     A $260 million line of credit expiring in May 1998
     secured by loans receivable held for sale, bearing
     interest based on one month LIBOR (5.69% at
     March 31, 1998)........................................     $157,529           $182,280

     A $4 million unsecured working capital line
     of credit expiring in May 1998, bearing interest
     based on the bank's prime rate.........................         ----              2,146

     A $600 million master repurchase agreement bearing
     interest based on one month LIBOR (5.69% at
     March 31, 1998).  The agreement may be terminated
     by the lender giving 28 days written notice............       66,319             55,064

     A $100 million master repurchase agreement bearing
     interest based on one month LIBOR (5.69% at
     March 31, 1998).  The agreement may be terminated
     by the lender giving 28 days written notice............        5,030                ---

     A $250 million master repurchase agreement expiring
     in March 1998, bearing interest based on one month
     LIBOR (5.69% at March 31, 1998)........................        7,338             15,873
                                                                 --------           --------
                                                                 $236,216           $255,363
                                                                 ========           ========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends and maintain certain levels of net worth, specific liquidity requirements, debt-to-net-worth ratios and compliance with regulatory and investor requirements. At March 31, 1998, the Company was in compliance with these financial and other covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

New Century Financial Corporation (the Company) is a specialty finance company engaged in the business of originating, purchasing, selling and servicing subprime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions, and has acquired loans through bulk acquisitions. The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

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

The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans.

The Company has, to date, elected to fund the required OC at the closing of each securitization for all but two securitizations. The over-collateralization requirement ranges from two to four percent of the initial securitization bond debt principal balance or four to six percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC Account up front, the Company begins to receive cash flow from the Residual immediately, and in those cases where a portion of the OC Account is funded up front, the Company will begin to receive cash flow from the Residual more quickly than in cases where no initial funding is undertaken, in both cases subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies.

As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended March 31, 1998, $309.7 million, or 46.8%, of the Company's loan sales were in the form of securitizations.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                                      For the Three Months
                                                        Ended March 31,
                                                      --------------------
                                                        1998        1997
                                                      ---------   --------
Securitizations....................................    $309,660   $ 99,132
Whole loan sales...................................     352,083     95,716
                                                       --------   --------
   Total                                               $661,743   $194,848
                                                       ========   ========


In the three months ended March 31, 1998, the Company securitized $309.7 million, or 46.8% of total loan sales, excluding approximately $15.0 million in loans that were securitized through a pre-funding arrangement which settled in April 1998. During the quarter ended March 31, 1998, the Company repurchased through arms-length negotiations $12.2 million in loans which it had previously sold on a whole loan basis, which were immediately securitized.

Results of Operations

The Company began lending operations in February 1996. Since inception, the Company has been expanding the number of sales offices and markets it serves. The Company's considerable growth during 1997 has a significant effect on the comparison of results for the three months ended March 31, 1998 to the three months ended March 31, 1997.

As of March 31, 1998, the Company's Wholesale Division operated through 41 sales offices and 4 regional operating centers located in 26 states. The number of account executives in the Wholesale Division grew to 127 at March 31, 1998, from 46 at March 31, 1997. The Company's Retail Division operated through 87 sales offices located in 27 states. The number of loan officers grew to 318 at March
31, 1998, from 105 at March 31, 1997.   In January 1998,  the Company completed
the acquisition of Primewest Funding, a correspondent lender of the Company. Retail loan originations and purchases reported for the quarter ended March 31, 1998 include loans originated through Primewest Funding subsequent to the acquisition.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The Company originated and purchased $655.0 million in loans for the three months ended March 31, 1998, compared to $250.6 million for the three months ended March 31, 1997. Loans originated and purchased through the Company's Wholesale Division were $420.6 million, or 64.2%, of total originations and purchases for the three months ended March 31, 1998. Loans originated through the Company's Retail Division were $209.8 million, or 32.0%, of total originations and purchases for the three month period. Second mortgage loans originated were $24.6 million, or 3.8%, of total originations and purchases for the three month period. For the same period in 1997, Wholesale, Retail and second mortgage originations and purchases totaled $176.2 million, or 70.3%, $70.3 million, or 28.0%, and $4.1 million, or 1.7%, respectively, of total originations and purchases.

Total revenues for the three months ended March 31, 1998 increased to $38.4 million, from $12.6 million for the three months ended March 31, 1997. This increase was due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $24.3 million for the three months ended March 31, 1998, from $10.0 million for the three months ended March 31, 1997, due to the increase in loan sales in 1998.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):


                                             Three Months Ended March 31,
                                                 1998            1997
                                            --------------   -------------
Gain from whole loan sale transactions         $ 16,182         $ 4,250
Non-cash gain from securitizations               23,763          10,398
Securitization expenses                          (1,521)           (683)
Accrued interest                                 (2,441)           (661)
Provision for losses                             (1,708)           (495)
Non-refundable loan fees                         10,526           3,311
Premiums paid                                    (7,482)         (1,803)
Origination costs                               (13,000)         (4,171)
Hedging gains/losses                                ---            (134)
                                                -------         -------

Gain on sale of loans                          $ 24,319         $10,012
                                               ========         =======

The assumptions used to record the gain on loans securitized in the quarter ended March 31, 1998 resulted in a weighted average life of 3.55 years and a cumulative loss estimate of 2.00% of the original principal balance. An effective discount rate of approximately 12.0% was used to estimate the present value of the estimated cash flows released from the OC Account.

During the quarter ended March 31, 1998, the Company received $6.1 million in cash flows, which is $497,000, or approximately 8.8%, in excess of the cash flows estimated to be received by the Company in this period. For the quarter ended March 31, 1997, the

Company received $311,000 in cash flows, which was $58,000 in excess of estimated cash flows.

Whole loan sales increased to $352.0 million for the three months ended March 31, 1998, from $95.7 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases.

Interest income increased to $10.2 million for the three months ended March 31, 1998, from $2.3 million for the same period in 1997, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended March 31, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997. The average inventory of loans held for sale as of March 31, 1998, based on quarter-end balances, was $266.8 million, compared to $85.6 million for the corresponding period in 1997.

Servicing income increased to $3.9 million for the three months ended March 31, 1998, from $302,000 for the three months ended March 31, 1997. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. As of March 31, 1998, the Company had securitized over $1.4 billion in loans and retained the servicing rights. As of March 31, 1997, the Company had securitized only $99.1 million in loans. In addition, the Company completed its first servicing-retained whole loan sale totaling $221.2 million in December 1997, which contributed to the increase in servicing income in the first quarter of 1998.

Total expenses increased to $27.6 million for the three months ended March 31, 1998, from $8.5 million for the three months ended March 31, 1997. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1997 to 1998 due primarily to (1) higher loan origination volume in the quarter ended March 31, 1998 compared to the same period in 1997; (2) an increase in staffing from 462 employees at March 31, 1997 to 1,310 employees at March 31, 1998; and (3) the addition of 24 wholesale sales offices and 57 retail sales offices from March 31, 1997 to March 31, 1998.

Liquidity and Capital Resources

The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. As of March 31, 1998, the Company had a $260.0 million warehouse line of credit led by U.S. Bank National Association (formerly First Bank National Association) which expires in May 1998 and bears interest at a rate equal to the one month LIBOR plus 1.25%. This line of credit was subsequently increased to $290.0 million in April 1998 under the same terms and conditions. At March 31, 1998, the balance outstanding under the warehouse line of credit was $157.5 million. As of March 31, 1998, the Company also had a $600.0 million aggregation facility with Salomon Brothers, which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At March 31, 1998, the balance outstanding under the aggregation facility was $66.3 million. The Company's $250.0 million aggregation facility with Greenwich Capital matured on March 31, 1998 and the Company opted not to renew the facility. At March 31, 1998, the balance outstanding under the Greenwich aggregation facility was $7.3 million, which was repaid in April 1998. As of March 31, 1998, the Company also had a $100.0 million refinance aggregation facility with Salomon Brothers, which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At March 31, 1998, the balance outstanding under the refinance aggregation facility was $5.0 million.

The Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the U.S. Bank warehouse line and all loan documentation is complete, the loans are generally transferred to one of the aggregation facilities. The aggregation facilities are paid down with the proceeds of loan sales and securitizations. The Company expects to continue to expand its credit facilities to finance its increasing levels of loan production.

The Company has residual financing arrangements with the lead underwriters of its securitizations, whereby the lead underwriters provide financing of the Company's residual interests in securitizations. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the formula used by the lead underwriter to determine the market value of the residual interest. The facilities bear interest at a rate based on the one month LIBOR. The Company intends to add new credit facilities, as well as expand these credit facilities, in order to finance future securitization transactions. At March 31, 1998, the balance outstanding under these facilities was $71.1 million.

The Company's business requires substantial cash to support its operating activities and growth plans. The Company's negative cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (1) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (2) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (3) commissions paid to sales employees to originate loans;
(4) the difference between the amount funded per loan and the amount advanced under the current warehouse facility; and (5) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including sub-servicing expenses incurred in the servicing of the Company's loans, capital expenditures and debt service. The Company's sources of operating cash flow include: (1) the premium advance component of the aggregation facilities; (2) premiums obtained in whole loan sales; (3) mortgage origination income and fees; (4) interest income on loans held for sale; (5) excess cash flow from securitization trusts; and (6) cash servicing income. As a result of its strategy to grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash may continue to exceed its operating sources of cash. For the quarter ended March 31, 1998, the Company's operations used approximately $18.7 million in cash, which is attributable to the cash investments discussed above, and the cash invested in the OC Accounts. For purposes of calculating cash used in operating activities, residual financing is excluded.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of March 31, 1998, the balance outstanding under this facility was $2.9 million, and the weighted-average interest rate was 9.1%.

The Company has established a $4.0 million unsecured line of credit with U.S. Bank for working capital purposes. In June 1997, the bank issued a letter of credit in connection with the lease of the Company's corporate offices. This letter of credit in the amount of $1.2 million reduces the advances available under the working capital facility. As of March 31, 1998, the balance outstanding on the working capital line of credit was zero.

In October 1997, the Company established a $5.25 million, non-revolving operating lease with GE Capital for purposes of financing office property and equipment. Advances under the lease are made periodically and a financing rate is established at the time of each advance. As of March 31, 1998, the Company had been advanced $4.7 million under this facility.

The Company's business requires substantial cash to support its operating activities and growth plans. Securitizations of the Company's loans, as well as continued growth in loan production volume, create negative operating cash flow primarily as a result of (1) the difference between the cash required to fund loans and the financing received under the warehouse line of credit, and (2) the Company's securitization strategy, pursuant to which cash flows are received over the life of the loans securitized.

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

          None.

Item 5.       Other Information

          None.

Item 6. (a)   Exhibits required by Item 601 of Regulation S-K

          See "Exhibit Index."

        (b)   Reports on Form 8-K

              The Company filed a Report on Form 8-K with the Securities and Exchange Commission on January 26, 1998 reporting the Company's acquisition on January 12, 1998 of PWF Corporation. No financial statements were required to be filed with the Report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               NEW CENTURY FINANCIAL CORPORATION



DATE: May 13, 1998              By: /s/ BRAD A. MORRICE
                                    ---------------------------
                                    Brad A. Morrice
                                    President


DATE: May 13, 1998              By: /s/ EDWARD F. GOTSCHALL
                                    ---------------------------
                                    Edward F. Gotschall
                                    C.O.O. - Finance
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit    Description of                                       Sequentially
Number        Exhibit                                           Numbered Page
------     ------------                                         -------------
*   3.1    First Amended and Restated
           Certificate of Incorporation
           of the Company

*   3.2    First Amended and Restated
           Bylaws of the Company

*   4.1    Specimen Stock Certificate

** 10.1 Merger Agreement, dated as of December 17, 1997, by and among New Century, NC Acquisition Corp.,
           PWF, Kirk Redding and Paul Akers

** 10.2    First Amendment to Merger Agreement, dated
           January 12, 1998, by and among New Century,
           NC Acquisition Corp., PWF, Kirk Redding and
           Paul Akers

***10.3    Third Amendment to Second Amended and Restated
           Credit Agreement and Amendment to Pledge and
           Security Agreement by and between New Century
           Mortgage Corporation and First Bank National
           Association, dated February 27, 1998

   10.4    First Amendment to Founding Managers' Incentive
           Compensation Plan, dated March 19, 1998                     20

   10.5    Letter Agreement dated March 31, 1998 among Salomon
           Brothers Realty Corp., Salomon Brothers Inc and
           New Century Mortgage Corporation                            22

   11.1    Statement re Computation of  Per Share Earnings             38

   27.1    Financial Data Schedule                                     39

* Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 3, 1997.

** Incorporated by reference from the Company's Form 8-K as filed with the SEC on January 26, 1998.

*** Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.