Form 10-Q
period 1998-06-30
NEW CENTURY FINANCIAL CORP
filed 1998-08-14
CIK 1036075

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1998
                                                 -------------

                                       OR

{_}      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                     Commission file number    000-22633
                                               ---------

                       NEW CENTURY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   33-0683629
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


           18400 VON KARMAN, SUITE 1000, IRVINE,  CALIFORNIA      92612
--------------------------------------------------------------------------------
          (Address of principal executive offices)              (Zip code)


Registrant's telephone number, including area code:    (949)  440-7030
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

     YES     X                         NO
         ----------                       -----------

As of July 31, 1998, 14,424,166 shares of common stock of New Century Financial Corporation were outstanding.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

PART I    -    FINANCIAL INFORMATION                               PAGE

     Item 1.   Financial Statements                                  4

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations        12

PART II   -    OTHER INFORMATION

     Item 1.   Legal Proceedings                                    20

     Item 2.   Changes in Securities and Use of Proceeds            20

     Item 3.   Defaults Upon Senior Securities                      20

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                     20

     Item 5.   Other Information                                    21

     Item 6.   Exhibits and Reports on Form 8-K                     21

SIGNATURES                                                          22

EXHIBIT INDEX                                                       23

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the expectation that assumption of servicing responsibilities from Comerica will have a positive impact on servicing income, the expectation that the Company's current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, the expectation that the Company will continue to expand its credit facilities to finance its increasing levels of loan production, the intent to add new credit facilities, as well as expand these credit facilities, in order to finance future securitization transactions, and the belief that any liability with respect to its legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's ability to access funding sources, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of increasing competition in the subprime mortgage banking industry, the Company's ability to handle efficiently its expanded servicing responsibilities, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its other filings with the Securities and Exchange Commission.

                        Item 1.   Financial Statements

              New Century Financial Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                           (In thousands)
                                                                  June 30, 1998     December 31, 1997
                                                                  -----------------------------------
ASSETS:
Cash and cash equivalents.....................................         $  8,422              $ 12,701
Loans receivable held for sale, net (notes 2 and 4)...........          281,053               276,506
Residual interests in securitizations (note 3)................          107,158                97,260
Accrued interest receivable...................................            3,344                 3,974
Office property and equipment.................................            4,812                 4,289
Prepaid expenses and other assets.............................           16,099                 3,398
                                                                       --------              --------

TOTAL ASSETS                                                           $420,888              $398,128
                                                                       ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 4)............         $255,284              $255,363
Residual financing............................................           54,604                53,427
Notes payable.................................................            2,957                 3,222
Income taxes payable..........................................            1,182                 1,789
Accounts payable and accrued liabilities......................           17,247                15,454
Deferred income taxes.........................................           13,037                 8,037
                                                                       --------              --------
  Total liabilities...........................................          344,311               337,292

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares:
  0 shares issued and outstanding.............................                -                     -
Common stock, $.01 par value.  Authorized 45,000,000 shares;
 issued and outstanding 14,398,186 shares at June 30, 1998
 and 14,165,974 shares at December 31, 1997...................              144                   142
Additional paid-in capital....................................           44,874                43,486
Retained earnings, restricted.................................           32,721                18,996
                                                                       --------              --------
                                                                         77,739                62,624
Deferred compensation costs...................................           (1,162                (1,788)
                                                                       --------              --------
Total stockholders' equity....................................           76,577                60,836
                                                                       --------              --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $420,888              $398,128
                                                                       ========              ========

See accompanying notes to unaudited consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)
                     (In thousands, except per share data)


                                     Six Months Ended     Three Months Ended
                                         June 30,              June 30,
                                   ------------------------------------------
                                     1998        1997      1998        1997
                                   ------------------------------------------
Revenues:
 Gain on sale of loans...........  $52,100     $27,110    $27,781     $17,098
 Interest income.................   23,379       7,344     13,186       5,073
 Servicing income................    8,475       1,164      4,539         862
                                   ------------------------------------------
  Total revenues.................   83,954      35,618     45,506      23,033
                                   ------------------------------------------

Expenses:
 Personnel.......................   21,072       9,697     11,173       6,152
 Interest........................   19,590       5,715     10,881       3,907
 General and administrative......   13,159       4,494      7,175       2,540
 Advertising and promotion.......    4,294       2,032      2,099       1,190
 Servicing.......................    1,311         623        740         389
 Professional services...........      688         264        427         108
                                   ------------------------------------------
  Total expenses.................   60,114      22,825     32,495      14,286

Earnings before income taxes.....   23,840      12,793     13,011       8,747

Income taxes.....................   10,115       5,373      5,519       3,674
                                   ------------------------------------------

Net earnings ....................  $13,725     $ 7,420    $ 7,492     $ 5,073
                                   ==========================================

Basic earnings per share.........  $  0.98     $  3.07    $  0.53     $  1.15
                                   ==========================================

Diluted earnings per share.......  $  0.92     $  0.71    $  0.50     $  0.46
                                   ==========================================

See accompanying notes to unaudited consolidated financial statements.


              New Century Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                                 (In thousands)
                                                                           Six Months Ended June 30,
                                                                              1998           1997
                                                                           -------------------------
Cash flows from operating activities:
Net earnings..........................................................     $    13,725     $   7,420
Adjustments to reconcile net earnings to net
 cash provided by (used in) operating activities:
 Depreciation and amortization.........................................          1,908           562
 Deferred income taxes.................................................          5,000         5,190
 NIR gains.............................................................        (51,767)      (32,169)
 Initial deposits to over-collateralization accounts...................        (11,834)      (10,559)
 Deposits to over-collateralization accounts...........................        (11,844)       (1,313)
 Release of cash from over-collateralization accounts..................         10,406         1,313
 Net proceeds from NIMS transaction....................................         53,819             -
 Amortization of NIRs..................................................          6,078           455
 General valuation allowances for NIRs.................................          1,000             -
 Provision for losses..................................................          5,446         1,385
 Loans originated or acquired for sale.................................     (1,474,059)     (686,786)
 Loan sales, net.......................................................      1,442,846       555,129
 Principal payments on loans receivable held for sale..................         20,728         2,894
 (Increase) decrease in accrued interest receivable....................            630          (114)
 Increase in prepaid expenses and other assets.........................         (8,646)       (2,442)
 Increase (decrease) in warehouse and aggregation lines of credit......            (79)      123,027
 Decrease in income taxes payable......................................           (607)         (795)
 Increase in accounts payable and other liabilities....................          1,194         8,888
                                                                           -------------------------
Net cash provided by (used in) operating activities.....................          3,944       (27,915)
                                                                           -------------------------
Cash flows from investing activities:
 Purchase of office property and equipment.............................         (1,557)       (1,341)
 Purchase of interest-only (I/O) certificates..........................         (5,756)            -
 Acquisition of Primewest..............................................         (1,642)            -
                                                                           -------------------------
Net cash used in investing activities..................................         (8,955)       (1,341)
Cash flows from financing activities:
 Net proceeds from notes payable.......................................           (265)          871
 Net proceeds from residual financing..................................          1,177        23,392
 Net proceeds from issuance of stock/acquisition of treasury stock.....           (180)        5,095
                                                                           -------------------------
Net cash provided by financing activities.............................             732        29,358
                                                                           -------------------------
Net increase (decrease) in cash and cash equivalents..................          (4,279)          102
Cash and cash equivalents, beginning of period........................          12,701         3,041
                                                                           -------------------------
Cash and cash equivalents, end of period..............................     $     8,422     $   3,143
                                                                           =========================
Supplemental cash flow disclosure:
 Interest paid.........................................................    $    19,885     $   5,264
 Income taxes paid.....................................................    $     5,724     $     978
 Stock subscription receivable.........................................    $         -     $  32,045
Supplemental non-cash financing activity:
 Stock issued in connection with acquisition of Primewest..............    $     2,000     $       -
 Restricted stock issued...............................................    $       173     $   2,775

See accompanying notes to unaudited consolidated financial statements.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                             June 30, 1998 and 1997

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Recent Accounting Developments - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Securities and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Management is in the process of assessing the impact of implementing SFAS No. 133.

Residual interests in securitizations - Residual interests in securitizations (Residuals) are recorded as a result of the sale of loans through securitizations and the sale of residual interests in securitizations through Net Interest Margin Securities (NIMS). The securitizations are generally structured as follows: First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPS) which has been established for the limited purpose of buying and reselling the Company's mortgage loans. The SPS then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Company typically sells these certificates at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates and the proceeds from the sale of the Certificates are used as consideration to purchase the mortgage loans from the Company. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust. The OC Account is required by the servicing agreement to be maintained at certain levels.

At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the mortgage loans retained from the securitizations (Residuals), which consist of (a) the OC Account and (b) the net interest receivable (NIR). The NIR represents the discounted estimated cash flows to be received by the Company in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

The NIMS are generally structured as follows. First, the Company contributes the Residuals to a special purpose entity (SPS) which has been established for the limited purpose of receiving and selling asset-backed residual interests in securitization certificates. Next, the SPS transfers the Residuals to an owner trust (the Trust) and the Trust in turn issues interest-bearing asset-backed securities (the bonds and certificates). The Company sells these Residuals without recourse except that normal representations and warranties are provided by the Company to the Trust. One or more investors purchase the bonds and certificates and the proceeds from the sale of the bonds and certificates, along with a residual interest certificate that is subordinate to the bonds and certificates, represent the consideration to the Company for the sale of the Residuals.

At the closing of each NIMS, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the net interest receivable
(NIR). The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain on the sale of Residuals recorded by the Company.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the Residuals based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 15% on the estimated cash flows released from the Trust to value Residuals through NIMS.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses a 0.45% to 0.73% annual default rate estimate. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.91% to 2.08%. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 3.15 and 4.49 years for its mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of its evaluation of the Residuals during the second quarter of 1998, particularly prepayment trends in the 6 month LIBOR product, the Company added $1.0 million to this allowance, despite the fact that actual cash flows exceeded modeled cash flows during the six months ended June 30, 1998.

2.   Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at June 30, 1998 and December 31, 1997 follows (dollars in thousands):

                                                          June 30,  December 31,
                                                            1998       1997
                                                          --------  -----------
     Mortgage loans receivable....................        $280,461     $275,814
     Net deferred origination costs...............             592          692
                                                          --------     --------
                                                          $281,053     $276,506
                                                          ========     ========


3.   Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at June 30, 1998 and December 31, 1997 (dollars in thousands):

                                                        June 30,  December 31,
                                                         1998        1997
                                                        --------  -----------
Overcollateralization amount.........................   $ 17,517     $ 21,224
Interest-only certificates...........................      5,756          ---
Net interest receivable (NIR)........................     87,885       79,036
                                                        --------     --------
                                                         111,158      100,260
General valuation allowance..........................     (4,000)      (3,000)
                                                         -------     --------
                                                        $107,158     $ 97,260
                                                        ========     ========

The following table summarizes activity in the NIR amounts for the six month period ended June 30, 1998 and 1997 (dollars in thousands):

                                                                        1998        1997
                                                                      ---------   --------
     Balance, beginning of period..................................   $ 79,036    $   ---
     Sale of NIR through NIMS......................................    (36,840)       ---
     NIR gains.....................................................     51,767     32,169
     NIR amortization..............................................     (6,078)      (455)
                                                                      --------    -------
     Balance, end of period........................................   $ 87,885    $31,714
                                                                      ========    =======

4.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at June 30, 1998 and December 31, 1997 (dollars in thousands):

                                                          June 30,  December 31,
                                                            1998        1997
                                                          --------  ------------
     A $310 million line of credit expiring in May 1999
     secured by loans receivable held for sale, bearing
     interest based on one month LIBOR (5.66% at
     June 30, 1998).....................................  $166,915      $182,280

     A $4 million unsecured working capital line
     of credit which expired in May 1998, bearing
     interest based on the bank's prime rate............       ---         2,146

     A $600 million master repurchase agreement bearing
     interest based on one month LIBOR (5.66% at
     June 30, 1998).  The agreement may be terminated
     by the lender giving 28 days written notice........    86,988        55,064

     A $100 million master repurchase agreement bearing
     interest based on one month LIBOR (5.66% at
     June 30, 1998).  The agreement may be terminated
     by the lender giving 28 days written notice........     1,381           ---

     A $250 million master repurchase agreement which
     expired in March 1998, bearing interest based on
     one month LIBOR ...................................       ---        15,873
                                                          --------      --------
                                                          $255,284      $255,363
                                                          ========      ========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At June 30, 1998, the Company was in compliance with these financial and other covenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

New Century Financial Corporation (the Company) is a specialty finance company that originates, purchases, sells and services subprime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions, and has in the past acquired loans through bulk acquisitions. The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

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

The Company has, to date, elected to fund the required OC at the closing of each securitization for all but two securitizations. The over-collateralization requirement ranges from two to four percent of the initial securitization bond debt principal balance or four to six percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC Account up front, the Company begins to receive cash flow from the Residual immediately. In those cases where only a portion of the OC Account is funded up front, the Company will begin to receive cash flow from the Residual
more quickly than in cases where no initial funding is undertaken.   Cash flows
from the Residuals are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies.

The Company also completed its first NIMS transaction in the second quarter of 1998. The Company sold residual interests in securitizations and retained a residual interest in the NIMS. The transaction resulted in net cash proceeds of $5.0 million, as well as the paydown of approximately $49 million in residual financing.

In connection with the origination and purchase of loans, the Company may either receive or pay origination fees. These fees, referred to as "points" or "premiums" in the mortgage industry, are dependent on the source of loan production. Typically, they correspond to the amount of further processing required for a loan to be funded and are determined as a percentage of the loan amount. The points received from the origination of loans and the premiums paid to originate and acquire loans are included in the gain recognized from the sale of loans in the income statement.

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                    For the Quarter       For the Six Months
                                     Ended June 30,         Ended June 30,
                                  --------------------   ---------------------
                                    1998        1997         1998        1997
                                  --------   ---------   ----------   --------
Securitizations.................  $370,371    $232,211   $  680,030    331,343
Whole loan sales................   410,732     128,070      762,816    223,786
                                  --------    --------   ----------   --------
   Total                          $781,103    $360,281   $1,442,846   $555,129
                                  ========    ========   ==========   ========


As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended June 30, 1998, $370.4 million, or 47.4%, of the Company's loan sales were in the form of securitizations. In the six months ended June 30, 1998, the Company securitized $680.0 million, or 47.1% of total loan sales, excluding approximately $118.0 million in loans that were securitized through a pre-funding arrangement which settled in July 1998.

Results of Operations

The Company began lending operations in February 1996. Since inception, the Company has been expanding the number of sales offices and markets it serves. The Company's considerable growth during 1997 has a significant effect on the comparison of results for the three and six months ended June 30, 1998 to the three and six months ended June 30, 1997.

As of June 30, 1998, the Company's Wholesale Division operated through 45 sales offices and four regional operating centers located in 27 states. The number of account executives in the Wholesale Division grew to 132 at June 30, 1998, from 58 at June 30, 1997. The Company's Retail Division operated through 91 sales offices located in 27 states. The number of loan officers grew to 355 at June
30, 1998, from 149 at June 30, 1997.   In January 1998,  the Company completed
the acquisition of Primewest Funding (Primewest), a correspondent lender of the Company. Retail loan originations and purchases reported for the quarter ended June 30, 1998 include loans originated through Primewest subsequent to the acquisition.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The Company originated and purchased $1.5 billion in loans for the six months ended June 30, 1998, compared to $683.6 million for the six months ended June 30, 1997. Loans originated and purchased through the Company's Wholesale Division were $1.0 billion, or 69.2%, of total originations and purchases for the six months ended June 30, 1998. Loans originated through the Company's Retail Division (including Primewest) were $453.6 million, or 30.8%, of total originations and purchases for the six month period. Primewest accounted for $33.8 million of this total. For the same period in 1997, Wholesale and Retail originations and purchases totaled $486.4 million, or 71.2%, and $197.2 million, or 28.8%, respectively, of total originations and purchases.

Total revenues for the six months ended June 30, 1998 increased to $84.0 million, from $35.6 million for the six months ended June 30, 1997. This increase was due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $52.1 million for the six months ended June 30, 1998, from $27.1 million for the six months ended June 30, 1997, due to the increase in loan sales in 1998.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                 Six Months Ended June 30,
                                                    1998         1997
                                                --------------------------
Gain from whole loan sale transactions            $ 36,271        $  8,862
Non-cash gain from securitizations                  51,767          32,169
Securitization expenses                             (4,568)         (1,973)
Accrued interest                                    (2,893)         (2,465)
Provision for losses                                (5,446)         (1,385)
General valuation allowance for NIRs                (1,000)             --
Non-refundable loan fees                            23,195           8,359
Premiums paid                                      (15,828)         (6,057)
Origination costs                                  (27,750)        (10,266)
Hedging losses                                      (1,648)           (134)
                                                  --------        --------
Gain on sale of loans                             $ 52,100        $ 27,110
                                                  ========        ========

Whole loan sales increased to $762.8 million for the six months ended June 30, 1998, from $223.8 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases. The Company incurred hedging losses in the six months ended June 30, 1998 as a result of transactions relating to hedging the fixed rate portion of the Company's pipeline and inventory of loans receivable held for sale.

Interest income increased to $23.4 million for the six months ended June 30, 1998, from $7.3 million for the same period in 1997, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the six months ended June 30, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997, primarily as a result of (i) increased loan originations and purchases and (ii) the closing of the majority of the second quarter loan sales in the third month of the second quarter in 1998.

Servicing income increased to $8.5 million for the six months ended June 30, 1998, from $1.2 million for the six months ended June 30, 1997. This increase resulted primarily from the increase in the servicing portfolio of loans securitized, from $306.0 million at June 30, 1997 to $1.8 billion at June 30, 1998. The increase was also due partly to whole loan sales made on a servicing retained basis, which represented another $276.4 million in loans serviced as of June 30, 1998. In July 1998, the Company assumed all of the sub-servicing responsibilities previously performed by Comerica. The Company expects the assumption of these duties to have a positive impact on servicing income in future periods.

Total expenses increased to $60.1 million for the six months ended June 30, 1998, from $22.8 million for the six months ended June 30, 1997. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1997 to 1998 due primarily to (1) higher loan origination volume in the six months ended June 30, 1998 compared to the same period in 1997; (2) an increase in staffing from 623 employees at June 30, 1997 to 1,423 employees at June 30, 1998; and (3) the addition of 24 wholesale sales offices and 47 retail sales offices from June 30, 1997 to June 30, 1998.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The Company originated and purchased $818.9 million in loans for the three months ended June 30, 1998, compared to $433.0 million for the three months ended June 30, 1997. Loans originated and purchased through the Company's Wholesale Division were $587.4 million, or 71.7%, of total originations and purchases for the three months ended June 30, 1998. Loans originated through the Company's Retail Division were $231.5 million, or 28.3%, of total originations and purchases for the three month period. For the same period in 1997, Wholesale and Retail originations and purchases totaled $310.2 million, or 71.6% and $122.8 million, or 28.4%, respectively, of total originations and purchases.

Total revenues for the three months ended June 30, 1998 increased to $45.5 million, from $23.0 million for the three months ended June 30, 1997. This increase was due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $27.8 million for the three months ended June 30, 1998, from $17.1 million for the three months ended June 30, 1997, due to the increase in loan sales in 1998.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                             Three Months Ended June 30,
                                                 1998           1997
                                            -------------   -------------
Gain from whole loan sale transactions           $ 20,089         $ 4,611
Non-cash gain from securitizations                 28,004          21,772
Securitization expenses                            (3,047)         (1,290)
Accrued interest                                     (452)         (1,804)
Provision for losses                               (3,738)           (890)
General valuation allowance for NIRs               (1,000)             --
Non-refundable loan fees                           12,669           5,048
Premiums paid                                      (8,346)         (4,254)
Origination costs                                 (14,750)         (6,095)
Hedging losses                                     (1,648)            ---
                                                 --------         -------
Gain on sale of loans                            $ 27,781         $17,098
                                                 ========         =======

The assumptions used to record the gain on loans securitized in the quarter ended June 30, 1998 resulted in a weighted average life of 4.49 years and a cumulative loss estimate of 1.99% of the original principal balance. An effective discount rate of approximately 12.0% was used to estimate the present value of the estimated cash flows to be released from the OC Account.

During the quarter ended June 30, 1998, the cash flows from the Company's residual interests in securitizations were $6.9 million, which is $209,000, or approximately 3.1%, in excess of the cash flows estimated to be received in this period. For the quarter ended June 30, 1997, cash flows from residual interests in securitizations were $1.3 million, which was approximately equal to estimated cash flows.

Whole loan sales increased to $410.7 million for the three months ended June 30, 1998, from $128.1 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases.

Interest income increased to $13.2 million for the three months ended June 30, 1998, from $5.1 million for the same period in 1997, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended June 30, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997, primarily as a result of (i) increased loan originations and purchases and (ii) the closing of the majority of the second quarter loan sales in the third month of the quarter in 1998.

Servicing income increased to $4.5 million for the three months ended June 30, 1998, from $862,000 for the three months ended June 30, 1997. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. As of June 30, 1998, the Company had securitized over $1.8 billion in loans and retained the servicing rights. As of June 30, 1997, the Company had securitized only $331.3 million in loans. In addition, the Company has increased the volume of servicing-retained whole loan sales, the portfolio of which totaled $276.4 million at June 30, 1998. There were no loans serviced under servicing retained loan sales at June 30, 1997.

Total expenses increased to $32.5 million for the three months ended June 30, 1998, from $14.3 million for the three months ended June 30, 1997. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1997 to 1998 due primarily to (1) higher loan origination volume in the quarter ended June 30, 1998 compared to the same period in 1997; (2) an increase in staffing from 623 employees at June 30, 1997 to 1,423 employees at June 30, 1998; and (3) the addition of 24 wholesale sales offices and 47 retail sales offices from June 30, 1997 to June 30, 1998.

Liquidity and Capital Resources

The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of June 30, 1998, the Company had a $310.0 million warehouse line of credit led by U.S. Bank National Association (formerly First Bank National Association) which expires in May 1999 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At June 30, 1998, the balance outstanding under the warehouse line of credit was $166.9 million. As of June 30, 1998, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At June 30, 1998, the balance outstanding under the aggregation facility was $87.0 million. The Company's $250.0 million aggregation facility with Greenwich Capital matured on March 31, 1998 and the Company opted not to renew the facility. As of June 30, 1998, the Company also had a $100.0 million refinance aggregation facility with Salomon, which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At June 30, 1998, the balance outstanding under the refinance aggregation facility was $1.4 million.

The Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to one of the aggregation facilities. The aggregation facilities are paid down with the proceeds of loan sales and securitizations. The Company expects to continue to expand its credit facilities to finance its increasing levels of loan production.

The Company has residual financing arrangements with the lead underwriters of its securitizations, whereby the lead underwriters provide financing of the Company's residual interests in securitizations. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the formula used by the lead underwriter to determine the market value of the residual interest. The facilities bear interest at a rate based on the one month LIBOR. At June 30, 1998, the balance outstanding under these facilities was $54.6 million. The Company intends to add new credit facilities, as well as expand these credit facilities, in order to finance future securitization transactions.

The Company's business requires substantial cash to support its operating activities and growth plans. The Company's negative cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (1) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (2) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (3) commissions paid to sales employees to originate loans;
(4) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; and (5) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including sub-servicing expenses incurred in the servicing of the Company's loans, capital expenditures and debt service. The Company's sources of operating cash flow include: (1) the premium advance component of the aggregation facilities; (2) premiums obtained in whole loan sales; (3) mortgage origination income and fees; (4) interest income on loans held for sale; (5) excess cash flow from securitization trusts; and (6) servicing income. As a result of its strategy to grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash may continue to exceed its operating sources of cash. For the six months ended June 30, 1998, the Company's operations provided approximately $3.9 million in cash, which is primarily attributable to the NIMS transaction, partially offset by the cash investments discussed above, and the cash invested in the OC Accounts.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of June 30, 1998, the balance outstanding under this facility was $3.0 million, and the weighted-average interest rate was 9.0%.

The Company had a $4.0 million unsecured line of credit with U.S. Bank for working capital purposes, which was terminated in June 1998. The new terms of the U.S. Bank warehouse line allow borrowings secured by the Company's servicing-related advances, as well as additional borrowing capacity on the Company's inventory of loans receivable held for sale. These new terms effectively replaced the working capital line of credit.

The Company has a $5.25 million, non-revolving operating lease with GE Capital for purposes of financing office property and equipment. Advances under the lease are made periodically and a financing rate is established at the time of each advance. As of June 30, 1998, the Company had been advanced $4.9 million under this facility.

In June 1998, the Company established a $5.0 million, non-revolving operating lease with AT&T for purposes of financing office property and equipment. Advances under the lease are made periodically and a financing rate is established at the time of each advance. As of June 30, 1998, the Company had not yet utilized this facility.

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

          None.

Item 3.    Defaults Upon Senior Securities

          None.


Item 4.    Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on May 18, 1998. At the meeting, the stockholders approved the following matters:

       1.   The election of three directors for three-year terms ending in 2001;

       2. The approval of an amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized to be issued under the Plan from 2,000,000 shares to 2,500,000 shares;

       3.   The approval of the Company's Employee Stock Purchase Plan; and
       4. The approval of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ending December 31, 1998.

     The number of votes cast for or withheld and the number of abstentions and broker non-votes as to each matter voted upon at the meeting are as follows:


               ITEM                 FOR      WITHHELD
               ----                 ---      --------

   1.  Election of Directors:
       ----------------------
        Fredric J. Forster       14,212,853     7,900
        Edward F. Gotschall      14,212,853     7,900
        Martin F. Ryan           14,212,853     7,900

                                      FOR       AGAINST   ABSTAIN     BROKER
                                      ---       -------   -------    ---------
                                                                     NON-VOTES
                                                                     ---------
     2. Approval of Stock Option
        Plan Amendment             11,439,193  1,264,267   94,148    1,423,145

     3. Approval of Employee
        Stock Purchase Plan        12,228,789    452,466   92,045    1,447,453

     4. Approval of Independent
        Auditors                   14,208,820      1,912   10,021          ---


Item 5.            Other Information

               The Company hereby advises stockholders that a stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Stockholders must be received by the Company by December 8, 1998. Such a proposal must also comply with the requirements as to form and substance established by the Securities and Exchange Commission for such proposals. A stockholder otherwise desiring to bring discussion before an annual meeting of stockholders (including any proposal relating to the nomination of a director to be elected to the Board of Directors) must submit a proposal that is received at the principal executive offices of the Company not less than 60 nor more than ninety days prior to such annual meeting. For example, if the Company's 1999 Annual Meeting of Stockholders is held on May 17, 1999, then notice of a proposal submitted other than pursuant to Rule 14a-8 must be received by the Company after February 16, 1999 but on or before March 18, 1999.

Item 6.   (a)  Exhibits required by Item 601 of Regulation S-K

               See "Exhibit Index."

          (b)  Reports on Form 8-K

               The Company did not file any Reports on Form 8-K during the second quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      NEW CENTURY FINANCIAL CORPORATION



DATE:    August 13, 1998              By:  /s/ BRAD A. MORRICE
                                          ------------------------------------
                                          Brad A. Morrice
                                          President


DATE:    August 13, 1998              By: /s/ EDWARD F. GOTSCHALL
                                          ------------------------------------
                                          Edward F. Gotschall
                                          C.O.O. - Finance
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX

Exhibit                    Description of                        Sequentially
Number                        Exhibit                            Numbered Page
------                     --------------                        -------------


  *3.1     First Amended and Restated Certificate of
           Incorporation of the Company

  *3.2     First Amended and Restated Bylaws of the Company

  *4.1     Specimen Stock Certificate

  10.1     Agreement to Add Lender between the Company, U.S.
           Bank National Association and NationsBank of Texas,
           N.A., dated as of April 29, 1998

  10.2     Fourth Amendment to Second Amended and Restated
           Credit Agreement by and between the Company and U.S. Bank National Association, dated as of
           May 1, 1998

**10.3 Amended and Restated 1995 Stock Option Plan reflecting First Amendment to Plan adopted
           March 19, 1998 and approved by stockholders
           May 18, 1998

  10.4 Third Amended and Restated Credit Agreement by and between the Company and U.S. Bank National
           Association, dated as of May 29, 1998

  10.5 Termination Agreement by and among the Company, Comerica Mortgage Corporation and Comerica
           Incorporated, dated as of June 26, 1998

  11.1     Statement re Computation of  Per Share Earnings

  27.1     Financial Data Schedule

* Incorporated by reference from the Company's Amendment No. 1 to Form S-1 Registration Statement (No. 333-25483) filed with the SEC on June 2, 1997.

** Incorporated by reference from the Company's Form S-8 Registration
   Statement (No. 333-53665) filed with the SEC on May 27, 1998.