Form 10-Q
period 1998-09-30
NEW CENTURY FINANCIAL CORP
filed 1998-11-13
CIK 1036075

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1998
                                              ------------------

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                     Commission file number   000-22633
                                              ---------

                       NEW CENTURY FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                        33-0683629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           18400 VON KARMAN, SUITE 1000, IRVINE,  CALIFORNIA  92612
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code:    (949)  440-7030
                                                       ---------------


           --------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]     NO  [_]


As of October 31, 1998, 14,468,916 shares of common stock of New Century Financial Corporation were outstanding.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

PART I             -   FINANCIAL INFORMATION                            PAGE

     Item 1.           Financial Statements                               4

     Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of Operations     13

PART II            -   OTHER INFORMATION

     Item 1.           Legal Proceedings                                 25

     Item 2.           Changes in Securities and Use of Proceeds         25

     Item 3.           Defaults Upon Senior Securities                   25

     Item 4.           Submission of Matters to a Vote of
                       Security Holders                                  25

     Item 5.           Other Information                                 25

     Item 6.           Exhibits and Reports on Form 8-K                  25

SIGNATURES                                                               26

EXHIBIT INDEX                                                            27

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the expectation that the U.S. Bancorp transaction will close in the fourth quarter, the expectation that the Company's current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, the expectation that the Company will continue to expand its credit facilities to finance its increasing levels of loan production, the intent to add new credit facilities, as well as expand these credit facilities, in order to finance future securitization transactions, the expectation that the proceeds from the U.S. Bancorp investment will provide the Company greater flexibility in its secondary marketing strategy, the expectation that the Company will be able to implement its Year 2000 Plan on schedule, the expectation that the budget for implementation of the Year 2000 Plan will be adequate, and the belief that any liability with respect to its legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, denial of regulatory approval for the U.S. Bancorp transaction or inability of the parties to satisfy the other closing conditions, the Company's ability to access funding sources in an environment of tightening credit for sub-prime lenders, volatility in the market for whole loans, the condition of the market for mortgage-backed securities, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of competition in the subprime mortgage banking industry, the Company's ability to handle efficiently its expanded servicing responsibilities, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its other filings with the Securities and Exchange Commission.

                         Item 1.  Financial Statements

              New Century Financial Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                    (In thousands)
                                                              September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
ASSETS:
Cash and cash equivalents....................................    $ 23,242        $ 12,701
Loans receivable held for sale, net (notes 2 and 4)..........     341,449         276,506
Residual interests in securitizations (note 3)...............     159,134          97,260
Originated mortgage servicing rights (note 3)................       2,693             -
Accrued interest receivable..................................       2,543           3,974
Office property and equipment................................       5,228           4,289
Prepaid expenses and other assets............................      11,301           3,398
                                                                 --------        --------
TOTAL ASSETS.................................................    $545,590        $398,128
                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 4)...........    $339,169        $255,363
Residual financing...........................................      84,992          53,427
Notes payable................................................       3,831           3,222
Income taxes payable.........................................       1,663           1,789
Accounts payable and accrued liabilities.....................      14,754          15,454
Deferred income taxes........................................      15,537           8,037
                                                                 --------        --------
        Total liabilities....................................     459,946         337,292

Stockholders' equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares;
    0 shares issued and outstanding..........................         -               -
Common stock, $.01 par value. Authorized 45,000,000 shares;
    issued and outstanding 14,459,966 shares at September 30,
    1998 and 14,165,974 shares at December 31, 1997..........         145             142
Additional paid-in capital...................................      45,114          43,486
Retained earnings, restricted................................      41,329          18,996
                                                                 --------        --------
                                                                   86,588          62,624
Deferred compensation costs..................................        (944)         (1,788)
                                                                 --------        --------
        Total stockholders' equity...........................      85,644          60,836
                                                                 --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................    $545,590        $398,128
                                                                 ========        ========

See accompanying notes to unaudited consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                                  (Unaudited)
                     (In thousands, except per share data)

                                          Nine Months Ended   Three Months Ended
                                            September 30,        September 30,
                                          ------------------  ------------------
                                            1998      1997      1998      1997
                                          --------  --------  --------  --------
Revenues:
  Gain on sale of loans.................  $ 82,657   $51,504   $30,557   $24,394
  Interest income.......................    34,531    13,657    11,152     6,313
  Servicing income......................    15,068     2,957     6,593     1,793
                                          --------   -------   -------   -------
    Total revenues......................   132,256    68,118    48,302    32,500
                                          --------   -------   -------   -------

Expenses:
  Personnel.............................    34,021    17,904    12,949     8,207
  Interest..............................    29,275    11,207     9,685     5,492
  General and administrative............    20,869     9,202     7,710     4,708
  Advertising and promotion.............     6,662     3,459     2,368     1,427
  Servicing.............................     1,341       988        30       365
  Professional services.................     1,314       427       626       163
                                          --------   -------   -------   -------
    Total expenses......................    93,482    43,187    33,368    20,362

Earnings before income taxes............    38,774    24,931    14,934    12,138

Income taxes............................    16,441    10,471     6,326     5,098
                                          --------   -------   -------   -------

Net earnings............................  $ 22,333   $14,460   $ 8,608   $ 7,040
                                          ========   =======   =======   =======

Basic earnings per share................  $   1.58   $  1.52   $  0.61   $  0.50
                                          ========   =======   =======   =======

Diluted earnings per share..............  $   1.48   $  1.16   $  0.57   $  0.46
                                          ========   =======   =======   =======

See accompanying notes to unaudited consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                           (In thousands)
                                                                          Nine Months Ended
                                                                           September 30,
                                                                         1998          1997
                                                                      -----------   -----------
Cash flows from operating activities:
Net earnings........................................................  $    22,333   $    14,460
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.....................................        3,413         1,681
  Deferred income taxes.............................................        7,500        10,117
  NIR gains.........................................................     (101,655)      (64,899)
  Servicing gains...................................................       (2,693)           -
  Initial deposits to over-collateralization accounts...............      (23,175)      (16,859)
  Deposits to over-collateralization accounts.......................      (18,731)       (4,437)
  Release of cash from over-collateralization accounts..............       16,808         4,437
  Net proceeds from NIMS transaction................................       53,819            -
  Amortization of NIRs..............................................        8,854         1,982
  General valuation allowances for NIRs.............................        7,500            -
  Provision for losses..............................................       10,096         2,130
  Loans originated or acquired for sale.............................   (2,392,162)   (1,263,848)
  Loan sales, net...................................................    2,287,516     1,000,269
  Principal payments on loans receivable held for sale..............       30,392         5,818
  (Increase) decrease in accrued interest receivable................        1,431        (1,230)
  Increase in prepaid expenses and other assets.....................       (5,289)         (169)
  Increase in warehouse and aggregation lines of credit.............       83,806       234,739
  Decrease in income taxes payable..................................         (126)         (839)
  Increase (decrease) in accounts payable and other liabilities.....       (1,485)        3,439
                                                                      -----------   -----------
Net cash used in operating activities...............................      (11,848)      (73,209)
                                                                      -----------   -----------

Cash flows from investing activities:
  Purchase of office property and equipment.........................       (2,585)       (2,476)
  Purchase of securities available for sale.........................           -         (5,014)
  Purchase of interest-only (I/O) certificates......................       (5,756)           -
  Acquisition of Primewest..........................................       (1,500)           -
                                                                      -----------   -----------
Net cash used in investing activities...............................       (9,841)       (7,490)

Cash flows from financing activities:
  Net proceeds from notes payable...................................          609           674
  Net proceeds from residual financing..............................       31,565        43,413
  Net proceeds from issuance of stock...............................           56        36,173
                                                                      -----------   -----------
Net cash provided by financing activities...........................       32,230        80,260
                                                                      -----------   -----------
Net increase (decrease) in cash and cash equivalents................       10,541          (439)
Cash and cash equivalents, beginning of period......................       12,701         3,041
                                                                      -----------   -----------
Cash and cash equivalents, end of period............................  $    23,242   $     2,602
                                                                      ===========   ===========
Supplemental cash flow disclosure:
  Interest paid.....................................................  $    29,069   $    10,593
  Income taxes paid.................................................  $     9,071   $     1,193
Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest..........  $     2,000   $        -
  Restricted stock issued...........................................  $       173   $     2,775

See accompanying notes to unaudited consolidated financial statements.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          September 30, 1998 and 1997

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

Recent Accounting Developments - In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify in accordance with the provisions of SFAS No. 115 the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first quarter beginning after December 15, 1998. Management is in the process of determining the impact of the adoption of this statement on the Company's financial condition or results of operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Securities and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses a 0.45% to 0.80% annual default rate estimate for first trust deeds and 1.00% for second trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.61% to 2.08% for first trust deeds and 2.88% for second trust deeds. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 3.07 and 4.49 years for its mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997 and added $1.0 million to the allowance in the second quarter of 1998. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of its evaluation of the Residuals during the third quarter of 1998, particularly prepayment trends in the 6 month LIBOR product, the Company added $6.5 million to this allowance.

2.   Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at September 30, 1998 and December 31, 1997 follows (dollars in thousands):

                                               September 30,     December 31,
                                                   1998              1997
                                               -------------     ------------
     Mortgage loans receivable..............     $340,857          $275,814
     Net deferred origination costs.........          592               692
                                                 --------          --------
                                                 $341,449          $276,506
                                                 ========          ========

3.   Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at September 30, 1998 and December 31, 1997 (dollars in thousands):

                                              September 30,   December 31,
                                                 1998            1997
                                              -------------   ------------
Overcollateralization amount..............      $ 29,343       $ 21,224
Interest-only certificates................         5,294            ---
Net interest receivable (NIR).............       134,997         79,036
                                                --------        -------
                                                 169,634        100,260
General valuation allowance...............       (10,500)        (3,000)
                                                --------        -------
                                                $159,134       $ 97,260
                                                ========       ========

The following table summarizes activity in the NIR amounts for the nine-month periods ended September 30, 1998 and 1997 (dollars in thousands):

                                                      1998        1997
                                                    --------    -------
     Balance, beginning of period...............    $ 79,036    $   ---
     Sale of NIR through NIMS...................     (36,840)       ---
     NIR gains..................................     101,655     64,899
     NIR amortization...........................      (8,854)    (1,982)
                                                    --------    -------
     Balance, end of period.....................    $134,997    $62,917
                                                    ========    =======

Mortgage servicing rights represent the carrying value of the Company's servicing portfolio. The Company is designated as the master servicer for its securitizations and receives a monthly fee based on the outstanding principal balance of the mortgage loans serviced. The Company has recorded a servicing asset, which is measured by recognizing the difference between the monthly fee received and adequate compensation deemed by the Company in performance of the servicing. Prior to July 1, 1998, the Company contracted with outside sub-servicers to perform certain of its servicing responsibilities and paid a fee for such services. Beginning with the third quarter of 1998, the Company assumed a substantial portion of those responsibilities, and has therefore recognized a servicing asset. The following table summarizes activity in the Mortgage Servicing Rights for the nine-month period ended September 30, 1998 (dollars in thousands):

     Balance, beginning of period...............    $  ---
     Additions..................................     2,693
     Amortization...............................       ---
                                                    ------
     Balance, end of period.....................    $2,693
                                                    ======

4.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at September 30, 1998 and December 31, 1997 (dollars in thousands):

                                                                           September 30,   December 31,
                                                                               1998            1997
                                                                           -------------   ------------
     A $320 million line of credit expiring in May 1999,
     secured by loans receivable held for sale, bearing
     interest based on one month LIBOR (5.38% at
     September 30, 1998).........................................            $161,816        $182,280

     A $4 million unsecured working capital line
     of credit which expired in May 1998, bearing
     interest based on the bank's prime rate.....................                 ---           2,146

     A $600 million master repurchase agreement bearing
     interest based on one month LIBOR (5.38% at
     September 30, 1998).  The agreement may be terminated
     by the lender giving 28 days written notice.................             177,353          55,064

     A $250 million master repurchase agreement which
     expired in March 1998, bearing interest based on one
     month LIBOR ................................................                 ---          15,873
                                                                             --------        --------
                                                                             $339,169        $255,363
                                                                             ========        ========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At September 30, 1998, the Company was in compliance with these financial and other covenants.

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

On October 19, 1998, the Company announced the signing of an agreement with U.S. Bancorp, the parent company of U.S. Bank National Association, pursuant to which U.S. Bancorp will contribute $20 million in new capital in exchange for convertible preferred stock of the Company. This agreement is pending regulatory approval and the satisfaction of other customary closing conditions, and is expected to close in the middle of the fourth quarter of 1998.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                               For the Quarter       For the Nine Months
                                             Ended September 30,     Ended September 30,
                                             -------------------   ------------------------
                                               1998       1997        1998          1997
                                             --------   --------   ----------    ----------
Securitizations...........................   $596,472   $404,242   $1,276,483    $  735,585
Whole loan sales..........................    248,200    104,715    1,011,033       264,684
                                             --------   --------   ----------    ----------
   Total                                     $844,672   $508,957   $2,287,516    $1,000,269
                                             ========   ========   ==========    ==========

As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended September 30, 1998, $596.5 million, or 70.6%, of the Company's loan sales were in the form of securitizations. In the nine months ended September 30, 1998, the Company securitized $1.3 billion, or 55.8% of total loan sales, excluding approximately $74.4 million in loans that were securitized through a pre-funding arrangement which settled in October 1998.

Recent Developments in the Secondary Market

     Whole Loan Sales

In the second half of 1998, whole loan prices fell to levels significantly lower than the prices received by the Company in earlier periods. The Company does not know whether these lower prices will persist. As long as they do, however, they will affect the Company's secondary marketing strategy, cash flow and profitability.

From an economic perspective, under current market conditions the Company believes that it would benefit from securitizing a greater portion of its loan production since the Company believes it can prudently recognize gain on sale from securitizations at a level higher than whole loan sale prices. However, from a cash flow perspective, the Company would need to sell a greater proportion of loans in whole loan sales in order to generate the same level of cash gains as were generated in recent periods.

If and when the U.S. Bank transaction closes and the Company receives the $20.0 million cash infusion, the Company will have added flexibility to choose between whole loan sales and securitizations based upon achieving the highest economic return on its loan sales. If the U.S. Bank transaction is not consummated, the Company may need to alter its secondary marketing strategy in succeeding months to generate sufficient cash from whole loan sales to fund the Company's continuing operations and expansion. Under current whole loan sale pricing conditions, this strategy could reduce the Company's overall margins, thereby causing a material adverse effect on the Company's results of operations.

     Securitizations

Although the Company did not experience adverse market conditions with respect to its third quarter securitizations compared to the first two quarters of 1998, it is anticipated that in the fourth quarter changes in the yields of investments competitive with the Company's mortgage-backed securities (such as mid-term treasuries) and other changes in the financial markets will result in the Company offering higher yields on its mortgage-backed securities and structuring the securities to provide investors with additional protections.
The higher yields will reduce the Company's interest rate margins and potentially affect the Company's results of operations. The Company is unable to predict whether or for how long these market conditions will continue.

Results of Operations

The Company began lending operations in February 1996. Since inception, the Company has been expanding the number of sales offices and markets it serves. The Company's considerable growth during 1997 has a significant effect on the comparison of results for the three and nine months ended September 30, 1998 to the three and nine months ended September 30, 1997.

As of September 30, 1998, the Company's Wholesale Division operated through 58 sales offices and four regional operating centers located in 33 states. The number of account executives in the Wholesale Division grew to 188 at September 30, 1998, from 90 at September 30, 1997. The Company's Retail Division operates through 84 sales offices located in 29 states. The number of loan officers grew
to 405 at September 30, 1998, from 243 at September 30, 1997.   In January 1998,
the Company completed the acquisition of Primewest Funding (Primewest), a correspondent lender of the Company. Retail loan originations and purchases reported for the period ended September 30, 1998 include loans originated through Primewest subsequent to the acquisition.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The Company originated and purchased $2.4 billion in loans for the nine months ended September 30, 1998, compared to $1.3 billion for the nine months ended September 30, 1997. Loans originated and purchased through the Company's Wholesale Division were $1.7 billion, or 70.9%, of total originations and purchases for the nine months ended September 30, 1998. Loans originated through the Company's Retail Division (including Primewest) were $695.6 million, or 29.1%, of total originations and purchases for the nine-month period. Primewest accounted for $65.2 million of this total. For the same period in 1997, Wholesale and Retail originations and purchases totaled $880.9 million, or 70.0%, and $376.7 million, or 30.0%, respectively, of total originations and purchases.

Total revenues for the nine months ended September 30, 1998 increased to $132.3 million, from $68.1 million for the nine months ended September 30, 1997. This increase was due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $82.7 million for the nine months ended September 30, 1998, from $51.5 million for the nine months ended September 30, 1997, due to the increase in loan sales in 1998.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                            Nine Months Ended September 30,
                                                1998           1997
                                            -------------------------------
Gain from whole loan sale transactions         $ 47,297       $ 12,203
Non-cash gain from securitizations              101,655         64,899
Non-cash gain on servicing rights                 2,693            ---
Securitization expenses                          (7,974)        (3,807)
Accrued interest                                 (6,390)        (4,740)
Provision for losses                            (10,096)        (2,130)
General valuation allowance for NIR              (7,500)           ---
Non-refundable loan fees                         35,170         15,266
Premiums paid                                   (24,274)       (12,368)
Origination costs                               (43,750)       (16,966)
Hedging losses                                   (4,174)          (853)
                                               --------       --------
Gain on sale of loans                          $ 82,657       $ 51,504
                                               ========       ========

Whole loan sales increased to $1.0 billion for the nine months ended September 30, 1998, from $264.7 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases. The Company incurred hedging losses in the nine months ended September 30, 1998 as a result of transactions relating to hedging the fixed rate portion of the Company's commitments to originate and purchase loans and its inventory of loans receivable held for sale.

Interest income increased to $34.5 million for the nine months ended September 30, 1998, from $13.7 million for the same period in 1997, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the nine months ended September 30, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997, primarily as a result of (i) increased loan originations and purchases and (ii) the closing of the majority of the third quarter loan sales in the last month of the third quarter in 1998.

Servicing income increased to $15.1 million for the nine months ended September 30, 1998, from $3.0 million for the nine months ended September 30, 1997. This increase resulted primarily from the increase in the servicing portfolio of loans securitized, from $697.3 million at September 30, 1997 to $2.2 billion at September 30, 1998. The increase was also due partly to whole loan sales made on a servicing retained basis, which represented another $479.6 million in loans serviced as of September 30, 1998. In July 1998, the Company assumed all of the sub-servicing responsibilities previously performed by Comerica.

Total expenses increased to $93.5 million for the nine months ended September 30, 1998, from $43.2 million for the nine months ended September 30, 1997. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1997 to 1998 due primarily to (1) higher loan origination volume in the nine months ended September 30, 1998 compared to the same period in 1997; (2) an increase in staffing from 885 employees at September 30, 1997 to 1,595 employees at September 30, 1998; and (3) the addition of 26 wholesale sales offices and 22 retail sales offices from September 30, 1997 to September 30, 1998.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

The Company originated and purchased $914.3 million in loans for the three months ended September 30, 1998, compared to $574.0 million for the three months ended September 30, 1997. Loans originated and purchased through the Company's Wholesale Division were $672.3 million, or 73.5%, of total originations and purchases for the three months ended September 30, 1998. Loans originated through the Company's Retail Division were $242.0 million, or 26.5%, of total originations and purchases for the three month period. For the same period in 1997, Wholesale and Retail originations and purchases totaled $394.4 million, or 68.7% and $179.6 million, or 31.3%, respectively, of total originations and purchases.

Total revenues for the three months ended September 30, 1998 increased to $48.3 million, from $32.5 million for the three months ended September 30, 1997. This increase was due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $30.6 million for the three months ended September 30, 1998, from $24.4 million for the three months ended September 30, 1997, due to the increase in loan sales in 1998.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                            Three Months Ended September 30,
                                                 1998            1997
                                            --------------------------------
Gain from whole loan sale transactions         $ 11,026         $ 3,342
Non-cash gain from securitizations               49,888          32,729
Non-cash gain on servicing rights                 2,693             ---
Securitization expenses                          (3,406)         (1,834)
Accrued interest                                 (3,497)         (2,275)
Provision for losses                             (4,650)           (745)
General valuation allowance for NIRs             (6,500)            ---
Non-refundable loan fees                         11,975           6,907
Premiums paid                                    (8,446)         (6,311)
Origination costs                               (16,000)         (6,700)
Hedging losses                                   (2,526)           (719)
                                               --------         -------
Gain on sale of loans                          $ 30,557         $24,394
                                               ========         =======

The assumptions used to record the gain on loans securitized in the quarter ended September 30, 1998 resulted in a weighted average life of 3.51 years and a cumulative loss estimate of 1.97% of the original principal balance. An effective discount rate of approximately 12.0% was used to estimate the present value of the estimated cash flows to be released from the OC Account.

During the quarter ended September 30, 1998, the cash flows from the Company's residual interests in securitizations were $6.4 million, which is $297,000, or approximately 4.9%, in excess of the cash flows estimated to be received in this period. For the quarter ended September 30, 1997, cash flows from residual interests in securitizations were $4.4 million, which was slightly below estimated cash flows.

Whole loan sales increased to $248.2 million for the three months ended September 30, 1998, from $104.7 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases.

Interest income increased to $11.2 million for the three months ended September 30, 1998, from $6.3 million for the same period in 1997, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended September 30, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997, primarily as a result of (i) increased loan originations and purchases and (ii) the closing of the majority of the third quarter loan sales in the third month of the quarter in 1998.

Servicing income increased to $6.6 million for the three months ended September 30, 1998, from $1.8 million for the three months ended September 30, 1997. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. As of September 30, 1998, the Company had securitized over $2.4 billion in loans and retained the servicing rights. As of September 30, 1997, the Company had securitized only $735.6 million in loans. In addition, the Company has increased the volume of servicing-retained whole loan sales, the portfolio of which totaled $479.6 million at September 30, 1998. There were no loans serviced under servicing retained loan sales at September 30, 1997.

Total expenses increased to $33.4 million for the three months ended September 30, 1998, from $20.4 million for the three months ended September 30, 1997. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1997 to 1998 due primarily to (1) higher loan origination volume in the quarter ended September 30, 1998 compared to the same period in 1997; (2) an increase in staffing from 885 employees at September 30, 1997 to 1,595 employees at September 30, 1998; and (3) the addition of 26 wholesale sales offices and 22 retail sales offices from September 30, 1997 to September 30, 1998.

Liquidity and Capital Resources

The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of September 30, 1998, the Company had a $320.0 million warehouse line of credit led by U.S. Bank National Association which expires in May 1999 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At September 30, 1998, the balance outstanding under the warehouse line of credit was $161.8 million.

Borrowings under the warehouse line are secured by mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan in calculating the Company's borrowing base. As a consequence, the Company effectively must use its own cash to finance such loans until the file defect can be cured and the loan can be resubmitted under the warehouse line. If the Company is unable to control this "zero collateral" balance, it could have a material adverse effect on the Company's liquidity. As of September 30, 1998, the Company's "zero collateral" balance was not material, and did not pose a threat to the Company's liquidity.

As of September 30, 1998, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At September 30, 1998, the balance outstanding under the aggregation facility was $177.4 million.

The Company's $250.0 million aggregation facility with Greenwich Capital matured on March 31, 1998 and the Company opted not to renew the facility. During the quarter ended September 30, 1998, the Company also opted not to renew its $100.0 million refinance aggregation facility with Salomon.

The Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to the aggregation facility. The aggregation facility is paid down with the proceeds of loan sales and securitizations. The Company expects to continue to expand its credit facilities to finance its increasing levels of loan production.

The Company also has residual financing arrangements with Salomon, whereby Salomon provides financing of the Company's residual interests in securitizations as well as its residual interest from the NIMS transaction. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the formula used by Salomon to determine the market value of the residual interest. The facilities bear interest at a rate based on the one month LIBOR. At September 30, 1998, the balance outstanding under these facilities was $85.0 million.

The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility and the Salomon aggregation line and residual financing facility in order to finance its continued operations. If either Salomon or U.S. Bank decided to terminate or not to renew its credit facility with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source. At present, the Company believes that its business relationships with both Salomon and U.S. Bank are strong.

The Company's negative cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (1) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (2) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (3) commissions paid to sales employees to originate loans; (4) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; and (5) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (1) the premium advance component of the aggregation facility; (2) premiums obtained in whole loan sales; (3) mortgage origination income and fees; (4) interest income on loans held for sale; (5) excess cash flow from securitization trusts; and (6) servicing income. As a result of its strategy to grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash may continue to exceed its operating sources of cash.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of September 30, 1998, the balance outstanding under this facility was $3.8 million, and the weighted-average interest rate was 9.0%.

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

The Company also finances office property and equipment through a $7.5 million, non-revolving operating lease with GE Capital. Advances under the lease are made periodically and a financing rate is established at the time of each advance. As of September 30, 1998, the Company had been advanced $5.3 million under this facility.

In order to provide further financing of office property and equipment, in June 1998 the Company established a $5.0 million, non-revolving operating lease with AT&T. Advances under the lease are made periodically and a financing rate is established at the time of each advance. As of September 30, 1998, the Company had been advanced $1.1 million under this facility.

If and when the Company receives the $20.0 million cash investment from U.S. Bancorp, the proceeds will be used to repay outstanding borrowings under the warehouse line of credit. Long-term, the proceeds will provide the Company with working capital, fund growth in the Company's operations and provide the Company with greater flexibility in its secondary marketing strategy.

Subject to the various uncertainties described above, the Company anticipates that its current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future.

The Year 2000 Issue

The Year 2000 issue is the result of computer hardware and software being designed with the year field being set for two digits instead of four digits. Computer programs and systems with this problem will be unable to properly distinguish between the year 2000 and the year 1900. As a result the programs could fail or yield incorrect results.

The Company's business, as well of those of its principal vendors, is dependent on the ability of a variety of software and hardware systems to function. Less visible, but also important, are the many non-information technology (Non-IT) systems which have computer chips embedded in them. Failure of one or more of these IT and Non-IT systems of the Company or an important vendor could disrupt the Company's operations and cause a material adverse impact on the Company's business, results of operations and financial condition.

The Company's Year 2000 Strategy

The Company has established a plan (the "Y2K Plan" or the "Plan") to prepare for the Year 2000 issue by (i) evaluating the Company's exposure to Year 2000 problems, (ii) having its major systems certified and tested as Year 2000 ready,
(iii) obtaining
certifications from its major vendors of their Year 2000 readiness, and (iv) establishing contingency plans. The Company's goal is to complete implementation of the Plan by August 31, 1999.

Progress Report

In order to spearhead the Year 2000 effort, the Company has established a Year 2000 Task Group (the "Group") that has begun the process implementing the Plan. The Group has divided the Plan implementation process into four categories: 1) Hardware, 2) Non-Information Technology (e.g., telephone systems, pagers, etc.),
3) Software, and 4) Outside Vendors.


Hardware - The Group is contacting the manufacturers of most of the Company's
--------
material hardware systems in order to obtain certification of Year 2000 readiness. Because the Company was not formed until late 1995 and did not commence lending operations until February 1996, most of the Company's hardware systems are relatively new and were manufactured to be Year 2000 ready. The Group currently expects that the process of obtaining certificates of compliance and of updating those systems that are not Year 2000 ready will be completed by the end of the first quarter of 1999.

Non-Information Technology - The Group is also in the process of contacting the
--------------------------
vendors of its principal Non-IT systems in order to obtain certificates of Year 2000 readiness. The Company's material Non-IT systems include its telephone, paging, voicemail, telemarketing and faxing systems. Because most of these systems were purchased after 1995, the majority of these systems were designed and manufactured to be Year 2000 ready. The Group currently expects to complete the process of bringing the rest of these systems into Year 2000 readiness during the first quarter of 1999.

Software - The Group is in the process of evaluating all material software
--------
applications for Year 2000 readiness. Because most of the Company's material software applications were purchased in the last three years, most of this software was designed to be Year 2000 ready. The evaluation and testing process is scheduled to be completed during the fourth quarter of 1998 and will be reported to the Company's management during January 1999. The Group currently expects to complete the process of bringing non-compliant software into Year 2000 readiness by the end of the first quarter of 1999.

Outside Vendors - The Group has identified its outside vendor relationships as a
---------------
significant area of uncertainty with respect to Year 2000 readiness. The Company is dependent on many vendors, both for the origination of loans and for their subsequent sale or securitization. If one or more of the Company's principal vendors experiences significant business disruption as a result of the Year 2000 issue, it could have a material adverse effect on the Company's business, results of operations and financial condition.

For example, if the Company's warehouse line of credit is not functioning properly, the Company may be unable to fund loans. Similarly, if other major origination-related vendors such as credit reporting agencies, title companies, appraisers and county recorders are not operating, the Company's ability to originate loans could be significantly impaired.

In order to mitigate the risks related to outside vendors, the Group is developing a detailed questionnaire to be distributed to the Company's principal vendors during the first quarter of 1999. Based on the responses, the Group may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Group expects that the process of evaluating and working with outside vendors will continue into the second quarter of 1999.

Contingency Planning

The Group is in the process of formulating a contingency plan in the event that any material system or vendor will not be Year 2000 ready in a timely manner. This contingency plan is scheduled to be substantially complete by the end of the second quarter of 1999, although it will be reviewed and refined thereafter as the Group continues to evaluate the Company's systems and vendors.

Costs

The Company has budgeted up to $1,000,000 for implementation of the Plan to cover the costs of evaluating systems, upgrading or replacing non-compliant systems and hiring an outside Year 2000 consultant. Although the Group believes this amount will be sufficient to meet the costs of the Company's Year 2000 readiness efforts, there can be no assurance that the costs to implement the Plan will not significantly exceed the Company's current estimates. To date, expenditures for Year 2000 readiness have been nominal.

Risks

At present, the Company perceives that its greatest Year 2000 risks relate to its dependence on outside vendors. Even if the Company can satisfy itself that the principal IT and Non-IT systems of its main vendors are Year 2000 ready, those vendors in turn rely on a myriad of suppliers to operate their businesses. It is conceivable that Year 2000-related failures far removed from the Company could trigger a chain event that could materially harm the Company's business.

A separate and equally difficult risk posed to the Company by the Year 2000 issue is that disruptions in its customers' financial condition will reduce demand for its products. If consumer confidence is impaired, loan originations might decline. Similarly, if the financial institutions who are purchasers of the Company's whole loans or mortgage-backed securities suffer business disruptions from Year 2000-related problems, the secondary market demand and pricing for the Company's loans may decline.

In short, while the Company is committed to attempt to prevent Year 2000-related harms, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations or financial condition.

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

            None.

Item 5.        Other Information

            None.

Item 6. (a) Exhibits required by Item 601 of Regulation S-K

            See "Exhibit Index."

        (b) Reports on Form 8-K

            The Company did not file any Reports on Form 8-K during the third quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             NEW CENTURY FINANCIAL CORPORATION



DATE:   November 13, 1998      By: /s/ BRAD A MORRICE
                                  -----------------------------------
                                  Brad A. Morrice
                                  President


DATE:   November 13, 1998      By: /s/ EDWARD F. GOTSCHALL
                                  -----------------------------------
                                  Edward F. Gotschall
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit      Description of                                         Sequentially
Number          Exhibit                                            Numbered Page
------       --------------                                        -------------

* 3.1    First Amended and Restated Certificate of Incorporation
          of the Company

* 3.2    First Amended and Restated Bylaws of the Company

* 4.1    Specimen Stock Certificate

 10.1    First Amendment to Third Amended and Restated Credit
          Agreement by and between the Company and U.S. Bank
          National Association, dated as of July 27, 1998.

 10.2 Letter Agreement between the Company and Salomon Brothers Realty Corp., dated as of August 12, 1998, terminating the Refinance Line of Credit.

 10.3 Agreement to Increase Commitment Amount by and among the Company, U.S. Bank National Association and First Union
          National Bank, dated as of September 1, 1998.

 10.4 Agreement to Increase Commitment Amount by and among the Company, U.S. Bank National Association and Guaranty
          Federal Bank, FSB, dated as of September 1, 1998.

 10.5    Second Amendment to Third Amended and Restated Credit
          Agreement by and between the Company and U.S. Bank
          National Association, dated as of September 30, 1998.

 11.1    Statement re Computation of  Per Share Earnings

 27.1    Financial Data Schedule

* Incorporated by reference from the Company's Amendment No. 1 to Form S-1 Registration Statement (No. 333-25483) filed with the SEC on June 2, 1997.