Form 10-K
period 1998-12-31
NEW CENTURY FINANCIAL CORP
filed 1999-03-30
CIK 1036075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934

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

             18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA 92612
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 440-7030
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.01
                                   PAR VALUE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 19, 1999 was approximately $68.6 million based on the closing sales price for the Common Stock on such date of $11.13 as reported on the Nasdaq National Market.

  As of March 19, 1999, the Registrant had 14,601,462 shares of Common Stock outstanding.

  PART III INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED WITH THE COMMISSION WITHIN 120 DAYS OF DECEMBER 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  New Century Financial Corporation ("New Century" or the "Company") is a specialty finance company that originates, purchases, sells and services sub-prime mortgage loans secured primarily by first mortgages on single family residences. The Company was incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

  Originations and Purchases. The Company originates and purchases loans through both wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers, and represented 71.8% of the Company's total originations and purchases in 1998. Retail originations are made through the Company's network of retail offices and through its Primewest subsidiary, and represented 28.2% of the Company's total originations and purchases in 1998.

  The Typical Borrower. The Company's borrowers generally have substantial equity in the property securing their loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional methods, and who prefer the prompt and personalized service provided by the Company. These types of borrowers are generally willing to pay higher loan origination fees and interest rates than those charged by conventional lending sources.

  Underwriting. Although the Company's underwriting guidelines include five levels of credit risk classification, approximately 69.6% of the principal balance of the loans originated and purchased by the Company in 1998 were to borrowers within the Company's two highest credit grades. Approximately 88.7% of its loans originated or purchased during 1998 were secured by borrowers' primary residences. The average loan-to-value ratio on loans originated and purchased by the Company in 1998 was approximately 78.2%. Approximately 97.0% of the loans originated and purchased by the Company during 1998 were secured by first mortgages, and the remainder of the loans the Company originated and purchased for such period was secured by second mortgages. Approximately 78.2% of the loans originated and purchased by the Company in 1998 were refinances of existing loans, while the remaining 21.8% represented loans for a borrower's purchase of a residential property.

  Loan Sales and Securitizations. The Company sells virtually all of its loan production through a combination of securitizations and bulk sales of whole loans to institutional purchasers. In 1998, whole loan sales accounted for 39.5% of total loan sales, and securitizations accounted for the balance.

  Servicing. The Company also receives revenue from servicing its loans on behalf of the loan purchasers. At the end of 1998, the Company's servicing portfolio, including loans held for sale, totaled $3.8 billion, of which $457.3 million was being sub-serviced by a third party.

  Net Interest Income. In 1998 the Company earned $7.3 million in net interest income, which represented approximately 14% of the Company's pre-tax earnings. Net interest income is earned on loans held in inventory for sale.

GROWTH AND OPERATING STRATEGIES

  Improving Volume and Profitability of Retail Production. The Company intends to continue to emphasize the growth of retail loan production during 1999 through geographic expansion and increased consumer marketing efforts. At the same time, the Company intends to focus on improving the profitability of its existing retail sales offices by controlling costs. In 1998 the Company opened 30 retail offices and closed 26 retail offices, for a net increase of four offices.

  The Company targets markets for expansion based on demographics and its ability to recruit sales office managers and other qualified personnel in particular markets. The Company has not yet identified the exact locations of its planned additional retail sales offices. The Company intends to coordinate the opening of each new retail office with direct mail advertising and telemarketing with the goals of generating revenues for each such office within 60 to 90 days after opening, and achieving break-even operations within five to eight months. In the event new retail offices do not meet these goals, the Company intends to close them.

  The Company also intends to increase its consumer marketing, which includes the use of direct mail, a centralized retail originations program, telemarketing and more traditional marketing methods, such as referrals and individual loan officer sales efforts. The Retail Division and the Company's Primewest subsidiary are also expanding efforts to receive loan applications through the internet. Finally, the Company is in the early stages of planning a broader regional and national marketing effort focused on increasing consumer recognition of the New Century brand name. See "--Marketing."

  Continuing Growth of Wholesale Production. The Company intends to continue the growth of its Wholesale Division, primarily through geographic expansion and greater penetration in existing markets by providing continued high levels of service to brokers. By providing prompt, consistent service to its brokers, the Company seeks to maximize the number of potential loans closed in the short term and establish the basis for repeat business, referrals and other future lending opportunities. To this end, the Company has placed decision-makers closer to local brokers, enabling the Company to refine its procedures to reflect local market practices and conditions and enabling the Company to provide a higher level of service to brokers. The Company expects to further improve service to brokers by (i) continuing improvements in the Company's computer and other support systems, which are expected to improve the Company's speed, efficiency and consistency in processing loan applications, and (ii) expanding product offerings to provide brokers with a broader selection of borrowing alternatives for their customers.

  Reducing All-In Acquisition Costs Per loan. The "all-in acquisition cost" per loan is the sum of points and fees received from retail borrowers, fees paid to wholesale brokers and correspondents, and direct loan origination costs (including commissions and corporate overhead costs) divided by total production volume. During 1998, the Company was able to reduce the all-in acquisition cost from 4.11% to 3.22% of the average original principal balance of the Company's loans. During 1999, the Company intends to emphasize reducing all-in acquisition costs further. The principal strategies to achieve this goal are (i) increasing the origination fees received on retail loan originations, (ii) decreasing the points and fees paid to wholesale brokers, and (iii) decreasing corporate overhead and commission expenses. The increase in retail origination fees and decrease in the points and fees paid to brokers is expected to be achieved through pricing adjustments on loans and through the establishment of incentive programs for the sales staff. The decrease in the cost of origination is expected to be achieved by the increase in productivity of relatively new retail branches and wholesale regions and by closing or reducing staff in unprofitable offices and production units.

  Diversifying Financing Sources. In 1998 a number of businesses in the industry suffered severe liquidity problems when their principal financing relationships reduced or withdrew their financing commitments. In 1999 the Company intends to diversify its financing sources by identifying and entering into relationships with additional investment or commercial banks who can provide various forms of financing for the Company, including funding loan originations, financing the Company's inventory of loans held for sale, and financing residual interests received by the Company in its securitization transactions.

  Diversifying Loan Sales and Securitization Channels. In 1998 approximately 30.5% of the Company's loan sales and securitizations represented whole loan sales to an affiliate of Salomon Smith Barney, Inc. In addition, all of the Company's 1998 securitizations were effected through Salomon Smith Barney, Inc. In 1999, the Company intends to continue its efforts to identify and solicit bids from other purchasers of whole loans, and to explore establishing relationships with other investment banks which underwrite and distribute securitized loans.

  Managing Cash Flow. The Company's objective is to achieve and then maintain cash neutral operations. The Company's strategies for managing cash flow include (i) reducing the all-in acquisition cost of the

Company's loans, (ii) continuing to sell a significant portion of the Company's production for cash in whole loan sales, (iii) obtaining financing secured by the Company's loans and residual interests in securitizations, (iv) increasing the cash generated by the Company's servicing operations, and (v) selling residual interests in securitizations through excess cash flow private placement transactions. For the year ended December 31, 1998, the Company's operations used approximately $68.6 million in cash, which is primarily attributable to cash invested in the over-collateralization accounts of the Company's securitizations. As a result of its strategy to grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash may continue to exceed its operating sources of cash.

  Increase Value of Loan Production. The Company intends to continue its efforts to develop a system of communicating secondary market conditions to its retail and wholesale production units so that loan officers and account executives will have the incentive to produce loans with a strong secondary market value and a disincentive to produce loans that are less profitable. Because the demands in the secondary market evolve continually, New Century believes it will have a competitive advantage if it can effectively communicate the changing secondary market conditions to its production units. The Company also continues to focus on ways to reduce the number of loans that must be sold at a loss because of documentation errors, borrower fraud and other reasons.

  Implementing the U.S. Bancorp Strategic Alliance. The Company plans to implement in 1999 the various aspects of its November 1998 strategic alliance with U.S. Bancorp and its affiliates. The elements of the alliance include (i) originating loans to U.S. Bank customers who did not qualify for a U.S. Bank mortgage loan, (ii) assisting U.S. Bank to develop its sub-prime loan origination capability, (iii) performing selected servicing functions for sub-prime loans originated by U.S. Bank, and (iv) soliciting bids from U.S. Bank for the Company's whole loan sales.

  Making Selective Acquisitions and Strategic Alliances. On January 12, 1998, the Company acquired Primewest Funding Corporation ("Primewest") a retail originator of loans and one of the Company's largest correspondents. In 1998, Primewest was responsible for $99.3 million in loan origination volume. In May 1998 the Company entered into a strategic alliance with Qualified Financial Services, Inc. ("QFS"), a California-based mortgage broker. The Company provided QFS with working capital financing. In exchange, the Company received a loan production commitment from QFS, a small equity stake, and warrants to purchase up to 30% of QFS. In 1998, the Company purchased a total of $31.3 million in loans from QFS pursuant to the strategic alliance. In 1999, the Company will continue to evaluate potential acquisitions and strategic alliances with mortgage originators.

MARKETING

  Retail Division. The Company's Retail Division and Primewest emphasize high-volume targeted direct mail and outbound telemarketing to attract borrowers. Using database screening, they select the potential customers to whom they send direct mail. The database screening involves a detailed marketing analysis intended to identify current homeowners who are likely to be qualified candidates for the Company's loan products. In identifying homeowners for their mailing lists, the Retail Division and Primewest consider factors including the length of time the homeowner has owned the home and the individual's credit profile. Longer periods of home ownership increase the likelihood that the homeowner has substantial equity in the home and will satisfy the Company's loan-to-value requirements. Aspects of an individual's credit profile, such as credit problems, limited credit history and prior borrowings from consumer finance companies, also indicate that the individual is a likely candidate for the Company's loan programs.

  The Company tracks the success of its marketing efforts and regularly assesses the accuracy of its database screening in identifying likely candidates for its products. By limiting the mailing of direct mail pieces to likely borrowers, the Company believes it derives more benefit from its marketing expenditures.

  Under the Company's centralized retail originations program, the Company utilizes its direct marketing methodology to market where the Company does not currently maintain a sales office. As part of this program, the Retail Division is attempting to improve and expand its capability to receive inquiries and applications through its web-site. The Company also continues to emphasize retail loan generation through more traditional marketing methods, such as referrals and individual loan officer sales efforts, and provides each sales office with a promotional budget to support these activities.

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

  Brand Development. In addition to the targeted efforts of the Retail and Wholesale Divisions, in 1999 the Company intends to begin a broader marketing effort to build recognition of the "New Century" brand among potential borrowers and mortgage brokers.

LOAN ORIGINATIONS AND PURCHASES

  The Company originates and purchases loans through its Wholesale and Retail Divisions and through its Primewest subsidiary. The Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondents. The Retail Division and Primewest solicit loans directly from prospective borrowers. During 1997, the Company also purchased loans through bulk acquisitions from mortgage bankers and financial institutions, but discontinued this origination channel in early 1998. All of the Company's loans are secured by first or second mortgages on one-to-four single family residences.

  Wholesale Division. The Wholesale Division funded $2.4 billion in loans, or 71.8% of the Company's total loan production, during 1998. As of December 31, 1998, the Wholesale Division was operating through four regional operating centers located in Southern California, Northern California, Chicago and Atlanta and through 67 additional sales offices located in Arizona (2), Arkansas, California (4), Colorado, Florida (8), Georgia, Hawaii, Idaho, Indiana, Kentucky, Louisiana (2), Massachusetts (2), Maryland, Michigan (2), Minnesota, Missouri (2), Mississippi, Montana, Nevada, New Jersey, New Mexico, New York, North Carolina (3), Ohio (3), Oklahoma (2), Oregon (2), Pennsylvania
(2), South Carolina (2), Tennessee (3), Texas (4), Utah, Virginia (4), Washington (2) and Wisconsin (2), employing a total of 182 account executives. As of December 31, 1998, the Company had approximately 7,500 approved mortgage brokers and during 1998 originated loans through approximately 4,000 brokers. During 1998, New Century's ten largest producing brokers originated approximately 9.1% of the Company's loans, with the largest broker, Qualified Financial Services, accounting for approximately 1.8% of the division's production.

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

  Loan applications generally are submitted by mortgage brokers to an account executive in one of the Company's sales offices. The application is then forwarded to the closest regional operating center where the loan is logged-in for RESPA and other regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to each application as quickly as possible. If approved, the Company issues a "conditional approval" to the broker with a list of specific conditions to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and the originating New Century account executive will work directly with the submitting mortgage broker to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, the Company funds loans within 30 days after approval of the loan application.

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

  The following table sets forth selected information relating to wholesale loan originations and purchases during the periods shown:

                                             FOR THE QUARTERS ENDED
                                  ----------------------------------------------
                                   MARCH
                                    31,     JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                    1998      1998        1998          1998
                                  --------  --------  ------------- ------------
Principal balance (in
 thousands).....................  $432,138  $587,425    $672,275      $696,116
Average principal balance per
 loan
 (in thousands).................      $102      $103         $98           $97
Combined weighted average
 initial
 loan-to-value ratio............      76.3%     78.4%       79.6%         79.5%
Percent of first mortgage loans.      97.1%     98.1%       98.7%         98.2%
Property securing loans:
  Owner occupied................      88.9%     87.2%       86.6%         86.1%
  Non-owner occupied............      11.1%     12.8%       13.4%         13.9%
Weighted average interest rate:
  Fixed-rate....................       9.8%      9.9%       10.1%         10.3%
  ARMs..........................       9.6%      9.7%        9.7%          9.8%
  Margin--ARMs..................       5.9%      6.1%        6.2%          6.2%

  Retail Division and Primewest. During 1998 the Company originated $837.6 million in loans, or 25.2% of its total loan production, through its Retail Division and $99.3 million in loans, or 3.0% of its total loan production, through its Primewest subsidiary. As of December 31, 1998, the Retail Division employed 276 retail loan officers, located in 78 sales offices in Arizona (4), California (22), Colorado (2), Delaware, Florida (6), Georgia, Hawaii (2), Idaho, Illinois (3), Louisiana, Maryland, Massachusetts, Michigan, Minnesota
(2), Missouri (2), Montana, Nevada, New Jersey, New Mexico, North Carolina
(2), Ohio (4), Oklahoma, Oregon, Pennsylvania (2), Tennessee, Texas (8), Utah, Virginia, Washington (2) and Wisconsin. As of December 31, 1998, Primewest employed 35 loan officers at its headquarters in Irvine, California.

  By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process while generating loan origination fees to offset the higher costs of retail lending, which may contribute to profitability and cash flow.

  The Company's Direct Mail Activities. The Company's direct mail programs are managed by a centralized staff who create a targeted mailing list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers which result from the mailings are received at each branch location and handled by branch loan officers. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the borrower's credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer. With the Direct Origination Center, direct mail is sent to areas not serviced by retail branches which generates calls and inquiries to a centralized staff of loan officers. In addition, the telemarketing staff refers qualified leads to those central loan officers who work with the borrower using telephone, fax and mail and who utilize document and signing services to close the loan.

  For the year ended December 31, 1998, the Retail Division's loan originations and purchases included $42.2 million in loans funded through the Company's Service Provider Program. Under that program, the Company establishes relationships with banks and other financial institutions across the country. The goal is to encourage participating financial institutions to identify potential borrowers who do not qualify for a loan from the respective financial institution but do meet the Company's target borrower profile. Participating financial institutions are compensated by the Company based on the level of services performed by the institution. As of December 31, 1998, the Company had service provider relationships with 182 banks and other financial institutions, 51 of which were producing loan volume for the Company.

  The following table sets forth selected information relating to retail loan originations, including Primewest, during the periods shown:

                                             FOR THE QUARTERS ENDED
                                  ----------------------------------------------
                                   MARCH
                                    31,     JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                    1998      1998        1998          1998
                                  --------  --------  ------------- ------------
Principal balance (in
 thousands).....................  $222,812  $231,483    $241,990      $240,617
Average principal balance per
 loan
 (in thousands).................  $     92  $     88    $     86      $     85
Combined weighted average
 initial
 loan-to-value ratio............      76.7%     77.0%       77.6%         76.8%
Percent of first mortgage loans.      94.6%     94.3%       94.5%         95.3%
Property securing loans:
  Owner occupied................      94.0%     93.4%       93.2%         92.4%
  Non-owner occupied............       6.0%      6.6%        6.8%          7.6%
Weighted average interest rate:
  Fixed-rate....................       9.4%      9.8%       10.0%         10.1%
  ARMs..........................       9.2%      9.5%        9.4%          9.4%
  Margin--ARMs..................       5.9%      6.4%        6.4%          6.4%

FINANCING LOAN ORIGINATIONS AND LOANS HELD FOR SALE

  The Company requires access to credit facilities in order to originate or purchase mortgage loans, and to hold them pending their sale or securitization. The Company relies on a $320 million short-term warehouse credit facility led by U.S. Bank National Association to fund its originations and purchases. The Company also relies on a $603 million aggregation facility with Salomon Brothers Realty Corp. to finance the loans pending their sale or securitization. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

PRODUCT TYPES

  The Company offers both fixed-rate and adjustable-rate loans ("ARMs"), as well as loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable rate. Most of the ARMs originated by the Company are offered at a low initial interest rate, sometimes referred to as a "start rate." At each interest rate adjustment date, the Company adjusts the rate, subject to certain limitations on the amount of any single adjustment, until the rate charged equals the fully indexed rate. There can be no assurance, however, that the interest rate on these loans will reach the fully indexed rate if the loans are pre-paid or in cases of foreclosure.

  The Company's borrowers fall into five sub-prime risk classifications and products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification (see "Business--Underwriting Standards"). Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees and many of the Company's fixed-rate borrowers, in particular, choose to "buy down" their interest rate through the payment of additional origination fees. The Company's maximum loan amounts are generally $500,000 with a loan-to-value ratio of up to 90%. The Company does, however, offer larger loans with lower loan-to-value ratios on a case-by-case basis, and also offers products that permit a loan-to-value ratio of up to 95% for selected borrowers with a Company risk classification of "A+" or "A-."

  Loans originated or purchased by the Company in 1998 had an average loan amount of approximately $96,008 and an average loan-to-value ratio of approximately 78.2%. Unless prohibited by state law or otherwise waived by the Company, the Company generally imposes a prepayment penalty on the borrower. Approximately 72.7% of the loans the Company originated or purchased during 1998 provided for the payment by the borrower of a prepayment charge in limited circumstances on certain full or partial prepayments and the duration of the prepayment penalty coverage was an average of 2.72 years.

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

  Each loan applicant completes an application that includes information with respect to the applicant's liabilities, income, credit history, employment history and personal information. The Underwriting Guidelines require a credit report on each applicant from a credit reporting company. The report typically contains information relating to such matters as credit history with local and national merchants and lenders, installment debt payments and any record of defaults, bankruptcies, repossessions or judgments. All mortgaged properties are appraised by qualified independent appraisers prior to funding of the loan. Such appraisers inspect and appraise the subject property and verify that such property is in acceptable condition. Following each appraisal, the appraiser prepares a report which includes a market value analysis based on recent sales of comparable homes in the area and, when deemed appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and are generally on forms acceptable to FNMA and FHLMC. The Underwriting Guidelines require a review of the appraisal by a qualified employee of the Company or by a qualified appraiser retained by the Company.

  The Underwriting Guidelines currently include two levels of applicant documentation requirements, referred to as the "Full Documentation" and "Stated Income Documentation" programs. Under each of the programs, the Company reviews the applicant's source of income, calculates the amount of income from sources indicated on the loan application or similar documentation, reviews the credit history of the applicant, calculates the debt service-to-income ratio to determine the applicant's ability to repay the loan, reviews the type and use of the property being financed, and reviews the property. In determining the ability of the applicant to repay the loan, the Company's underwriters use a qualifying rate that is equal to (i) the lesser of the fully indexed interest rate on the loan being applied for or one percent above the initial interest rate on such loan (in the case of six-month LIBOR loans that do not provide for a delayed first adjustment) or
(ii) the initial interest rate on such loan (in the case of other LIBOR-based loans). The Underwriting Guidelines require that mortgage loans be underwritten in a standardized procedure which complies with applicable federal and state laws and regulations and requires the Company's underwriters to be satisfied that the value of the property being financed, as indicated by an appraisal and a review of the appraisal, currently supports the outstanding loan balance. In general, the maximum loan amount for mortgage loans originated under the programs is $500,000. The Underwriting Guidelines permit loans on one-to-four-family residential properties to have (i) a loan-to-value ratio at origination of up to 90%, with respect to non-conforming first liens,
(ii) a combined loan-to-value ratio at origination of up to 90% with respect to non-conforming second liens and (iii) a combined loan-to-value ratio at origination of up to 100% with respect to conforming second liens, in each case depending on, among other things, the purpose of the mortgage loan, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the property. With respect to mortgage loans secured by mortgaged properties acquired by a borrower under a "lease option purchase," the loan-to-value of the related mortgage loan is based on the lower of the appraised value at the time of origination of such mortgage loan or the sale price of the related mortgaged property if the "lease option purchase price" was set less than twelve months prior to origination and is based on the appraised value at the time of origination if the "lease option purchase price" was set twelve months or more prior to origination.

  The Underwriting Guidelines require that the income of each applicant be verified. The specific income documentation required for the Company's various programs is as follows: under the Full Documentation program, applicants generally are required to submit two written forms of verification of stable income for at least twelve months; under the Stated Income Documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All the foregoing programs require that, with respect to salaried employees, there be a telephone verification of the applicant's employment. Verification of the source of funds (if any) required to be deposited by the applicant into escrow in the case of a purchase money loan is required when the loan-to-value ratio is greater than 70%.

  In evaluating the credit quality of borrowers, the Company utilizes credit bureau risk scores (a "FICO score"), a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and the three national credit data repositories--Equifax, TransUnion and Experian.

  The Company's Underwriting Guidelines for first lien mortgage loans have the following categories and criteria for grading the potential likelihood that an applicant will satisfy the repayment obligations of a mortgage loan:

                             SUMMARY OF PRINCIPAL
                          UNDERWRITING GUIDELINES(1)

                             A+ RISK        A- RISK         B RISK         C RISK        C- RISK
                             -------        -------         ------         ------        -------
Existing mortgage         Maximum one    Maximum three  Maximum one    Maximum of     Maximum of
 history................   30-day late    30-day late    60-day late    one 90-day     two 90-day
                           payment and    payments and   payment        late payment   late
                           no 60-day      no 60-day      within last    within last    payments and
                           late           late           12 months;     12 months;     one 120-day
                           payments       payments       must be less   must be less   late payment
                           w/in last 12   w/in last 12   than 60 days   than 90 days   w/in last 12
                           mos.;          mos.;          late at        late at        months; less
                           required to    required to    funding.       funding.       than 90 days
                           be current     be current                                   late at
                           at funding;    at funding.                                  funding. No
                           must have a                                                 current NOD.
                           LTV of 90%
                           or less.
Other credit............  FICO score of  FICO score of  FICO score of  Significant    Significant
                           640 or         620 or         600 or         prior          defaults
                           higher; no     higher;        higher; some   defaults       acceptable;
                           open           minor          prior          acceptable;    generally,
                           collection     derogatory     defaults       generally,     not more
                           accounts or    items          acceptable;    not more       than $5,000
                           charge-offs    allowed; not   not more       than $2,500    in open
                           open after     more than      than $1,000    in open        charge-offs
                           funding.       $500 in open   in open        collection     or
                                          collection     collection     accounts or    collection
                                          accounts or    accounts or    charge-offs    accounts may
                                          charge-offs    charge-offs    open after     remain open
                                          open after     open after     funding; on    after
                                          funding.       funding.       a case by      funding; on
                                                                        case basis.    a case by
                                                                                       case basis.
Bankruptcy filings......  Generally, no  Generally, no  Generally, no  Generally, no  Generally, no
                           bankruptcy     bankruptcy     bankruptcy     bankruptcy     bankruptcy
                           or notice of   filings in     or notice of   or notice of   or notice of
                           default        last 2 years   default        default        default
                           filings in     or notice of   filings in     filings in     filings
                           last 3         default        last 2         last 12        allowed in
                           years.         filings in     years.         months.        last 12
                                          last 3                                       months from
                                          years.                                       discharge
                                                                                       date.
Debt service to income    42% to 45%     50% or less    55% or less    59% or less    59% or less
 ratio..................
Maximum loan-to-value
 ratio ("LTV"):(2)
 Owner occupied:
 single family..........  90%            90%            80%            75%            70%
 Owner occupied:
 condo/two-to-four unit.  85%            85%            75%            70%            65%
 Non-owner occupied.....  85%            85%            75%            70%            65%

-------
(1) The letter grades applied to each risk classification reflect the Company's internal standards and do not necessarily correspond to the classifications used by other mortgage lenders. "LTV" means loan-to-value ratio.
(2) The maximum LTV set forth in the table is for borrowers providing full documentation. The LTV is reduced 5% for stated income applications, if applicable. Additionally, if the borrower's FICO score meets or exceeds the risk category and debt ratio guidelines, consumer credit may be disregarded.

  Mortgage Credit Only Program. In addition to the five risk grade categories described above, the Company also has a Mortgage Credit Only program. The Mortgage Credit Only program allows no more than three 30-day late payments and no 60-day late payments within the last 12 months on an existing mortgage loan. An existing mortgage loan is not required to be current at the time the application is submitted. Derogatory credit report items are allowed as to non-mortgage credit. Mortgage Credit Only loans are not available under the Stated Income Documentation program. No bankruptcy or notice of default filings may have occurred during the preceding two years; provided, however, that if the borrower's bankruptcy has been discharged during the past two years and the borrower has re-established a credit history otherwise complying with the credit parameters set forth in this paragraph, the borrower may then qualify under the Mortgage Credit Only program. The mortgaged property must be in at least average condition. A maximum loan-to-value of 75% is permitted for a mortgage loan on a single family owner-occupied property. A maximum loan-to-value of 70% is permitted for a mortgage loan on a non-owner occupied property, second home, owner-occupied condominium, or two- to four-family residential property. The debt service-to-income ratio is generally limited to a maximum of 55%.

  Home Saver Program. The Company has established a sub-category of its C-credit grade (the "Home Saver Program") for borrowers faced with at least one of the following credit scenarios: (i) the borrower has an existing mortgage currently in foreclosure, (ii) the borrower is subject to a notice of default filing, (iii) the borrower has had a serious mortgage delinquency for more than one 120 day period in the last 12 months or is more than 90 days late at the time of funding, or (iv) the borrower is in an open Chapter 13 or Chapter 11 bankruptcy. The Home Saver Program is available only to Full Documentation borrowers and permits a maximum loan-to-value of 65% and a maximum debt service-to-income ratio of 59%. The maximum loan is $250,000 and all derogatory credit report items must either be brought current or paid through the loan proceeds. A maximum of 3% of the loan proceeds may be paid to the borrower in cash. If the borrower is in an open Chapter 13 or Chapter 11 bankruptcy, the bankruptcy must be discharged though the proceeds of the loan.

  Exceptions. The categories and criteria described in the above table are guidelines only. On a case-by-case basis, the Company may determine that an applicant warrants a loan-to-value exception, a debt service-to-income ratio exception, or another exception to the Underwriting Guidelines. The Company may allow such an exception if the application reflects certain compensating factors such as low LTV, pride of ownership, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, and stable employment or ownership of current residence for five or more years. The Company may also allow an exception if the applicant places a down payment through escrow of at least 20% of the purchase price of the mortgage property or if the new loan reduces the applicant's monthly aggregate mortgage payment by 25% or more.

  The Company evaluates its Underwriting Guidelines on an ongoing basis and periodically modifies the Underwriting Guidelines to reflect the Company's current assessment of various issues related to an underwriting analysis. The Company also maintains separate underwriting guidelines appropriate to its conforming and non-conforming second lien mortgage loans, and adopts new underwriting guidelines appropriate to new loan products offered by the Company.

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

  The following table sets forth information concerning the Company's principal balance of fixed rate and adjustable rate loan production by borrower risk classification for the periods shown:

                                              FOR THE QUARTERS ENDED
                                   ---------------------------------------------
                                   MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                     1998      1998       1998          1998
                                   --------- -------- ------------- ------------
A+ Risk Grade:
Percent of total purchases and
 originations....................    38.0%     38.8%      37.6%         37.3%
Combined weighted average initial
 loan-to-value ratio.............    79.4      80.6       81.8          82.1
Weighted average interest rate:
  Fixed-rate.....................     9.3       9.5        9.5           9.7
  ARMs...........................     9.2       9.3        9.3           9.3
  Margin--ARMs...................     5.6       5.8        5.9           5.8
A- Risk Grade:
Percent of total purchases and
 originations....................    33.8%     31.8%      31.8%         30.0%
Combined weighted average initial
 loan-to-value ratio.............    76.8      78.8       79.8          80.3
Weighted average interest rate:
  Fixed-rate.....................     9.4       9.6        9.8           9.9
  ARMs...........................     9.3       9.5        9.5           9.6
  Margin--ARMs...................     5.9       6.1        6.2           6.2
B Risk Grade:
Percent of total purchases and
 originations....................    15.9%     14.9%      15.6%         15.5%
Combined weighted average initial
 loan-to-value ratio                 74.8      76.6       77.9          77.1
Weighted average interest rate:
  Fixed-rate.....................    10.0      10.2       10.3          10.4
  ARMs...........................     9.7       9.9        9.8           9.9
  Margin--ARMs...................     6.1       6.4        6.4           6.4
C Risk Grade:
Percent of total purchases and
 originations....................     7.7%      9.9%      10.9%         11.3%
Combined weighted average initial
 loan-to-value ratio.............    70.5      72.4       73.7          73.3
Weighted average interest rate:
  Fixed-rate.....................    10.6      10.9       11.2          11.4
  ARMs...........................    10.3      10.5       10.5          10.6
  Margin--ARMs...................     6.4       6.5        6.6           6.7
C- Risk Grade:
Percent of total purchases and
 originations....................     4.6%      4.6%       4.1%          5.9%
Combined weighted average initial
 loan-to-value ratio.............    65.6      67.2       65.8          66.1
Weighted average interest rate:
  Fixed-rate.....................    11.7      11.6       12.3          11.7
  ARMs...........................    10.9      11.2       11.6          11.5
  Margin--ARMs...................     6.5       6.6        6.7           6.6

GEOGRAPHIC DISTRIBUTION

  The following table sets forth aggregate dollar amounts (in thousands) and the percentage of all loans originated or purchased by the Company by state for the periods shown:

                                   FOR THE QUARTERS ENDED
                 --------------------------------------------------------------
                   MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                      1998            1998            1998            1998
                 --------------  --------------  --------------  --------------
                    $       %       $       %       $       %       $       %
                 -------- -----  -------- -----  -------- -----  -------- -----
California.....  $242,271  37.0% $273,640  33.4% $283,798  31.0% $278,100  29.7%
Illinois.......    66,072  10.1%   68,284   8.3%   76,736   8.4%   73,551   7.9%
Florida........    29,226   4.5%   43,571   5.3%   51,048   5.6%   55,999   6.0%
Texas..........    16,842   2.6%   37,356   4.6%   35,993   3.9%   45,272   4.8%
Ohio...........    31,800   4.9%   41,329   5.0%   49,604   5.4%   42,839   4.6%
Minnesota......    21,353   3.3%   22,749   2.8%   30,127   3.3%   32,106   3.4%
Washington.....    16,442   2.5%   28,035   3.4%   32,144   3.5%   31,358   3.3%
Pennsylvania...    18,254   2.8%   21,831   2.7%   27,637   3.0%   26,268   2.8%
Colorado.......    24,430   3.7%   27,812   3.4%   26,192   2.9%   25,132   2.7%
Arizona........    20,075   3.1%   22,997   2.8%   23,617   2.6%   17,481   1.9%
Other..........   168,185  25.5%  231,304  28.3%  277,369  30.4%  308,626  32.9%
                 -------- -----  -------- -----  -------- -----  -------- -----
 Total.........  $654,950 100.0% $818,908 100.0% $914,265 100.0% $936,732 100.0%
                 ======== =====  ======== =====  ======== =====  ======== =====

LOAN SALES AND SECURITIZATIONS

  The Company sells the loans it originates or purchases through both securitizations and bulk sales to institutional purchasers of whole loans. In order to better track the performance of its business segments, in December 1998 the Company restructured its operations so that all secondary marketing functions are performed by a separate subsidiary, NC Capital Corporation. NC Capital buys loans from the Wholesale and Retail Divisions of New Century Mortgage Corporation and Primewest within a week or two after origination. The purchase price approximates the secondary market value of the loans based on current market conditions. NC Capital is then responsible for determining when and through what channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale.

  Whole Loan Sales. In a whole loan sale, the Company sells loans in bulk to a purchaser for a cash price that represents a premium over the principal balance of the loans sold. The sale may include releasing to the purchaser the servicing rights to the loans (a "servicing-released" sale) or the Company may retain the servicing rights (a "servicing-retained" sale). Until February 1997, the Company sold all loans through servicing-released whole loan sales. In February 1997, the Company began to sell loans through securitization and retain the servicing rights, while it continued to sell loans through whole loan sales on a servicing-released basis. In December 1997, the Company began selling loans through whole loan sales on a servicing-retained basis.

  In 1998, whole loan sales accounted for $1.48 billion, or 39.5% of the Company's total loan sales. Of this amount, 65.5% were sold servicing-retained and 34.5% were sold servicing-released. In the servicing-retained sales, the purchaser retained the Company to service the loans for a fee of 0.50% per year of the outstanding principal balance of the loans. The weighted average sales price of the Company's 1998 whole loans sales was equal to 104.3% of the original principal balance of the loans sold.

  The Company seeks to maximize its premium on whole loan sale revenue by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During 1998, the Company sold loans to more than 20 institutional purchasers, including Salomon Brothers Realty Corp., which accounted for 30.5% of total loan sales and securitizations.

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

  Securitizations. The Company completed the sale of loans through five securitization transactions during 1998. All of the Company's 1998 securitizations were underwritten by Salomon Smith Barney, Inc.

  In a securitization, the Company sells a pool of loans to a special trust for the following: (i) a cash purchase price and (ii) certificates evidencing its "residual interest" ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified "investor pass-through interest rate" on the principal balance. The Company receives the cash flows from the residual interests, after payment of servicing fees, guarantor fees and other trust expenses, and provided the specified over-collateralization requirements are met.

  The Company recognizes gain on sale of the loans, which represents the excess of the estimated fair value of the residual interests, less closing and underwriting costs, over the carrying value of the loans sold, in the fiscal quarter in which such loans are sold. At the same time as the Company recognizes the gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded values of these residual interests are amortized as distributions and are received from the trust holding the respective loan pool.

  One of the 1998 securitizations was credit enhanced by an insurance policy provided through a monoline insurance company. The other four securitizations were credit enhanced through the use of subordinated certificates instead of an insurance policy. The Company used credit enhancements in each of its securitizations to allow the senior certificates in the related trusts to receive ratings of "AAA" from Standard & Poor's Rating Services and "Aaa" from Moody's Investors Service, Inc. The Company also provides credit enhancement in the form of an over-collateralization account.

  There is no assurance that actual performance of any of the Company's securitized loan portfolios will be consistent with the Company's estimates and assumptions. To the extent that actual prepayment speeds, losses or market discount rates materially differ from the Company's estimates, the estimated value of its residuals may increase or decrease, which may have a material impact on the Company's results of operations, financial condition and liquidity.

  To date, the Company's overall cash flows on its residual interests are higher than the Company had projected. However, three of the early 1997 securitizations (1997 NC-1, NC-2 and NC-3) have experienced high prepayment speeds resulting in a remaining principal balance substantially lower than projected. In addition, in 1998 the Company elected to repurchase certain delinquent loans from these three securitizations, which further increased the prepayment speeds of these three securitizations. Because the Company believes the future cash flows from these securitizations will be less than modeled cash flows, the Company recorded a $5.9 million reduction in the value of the residual interests from these three transactions in the fourth quarter of 1998. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  NIM-Excess Cash Flow Private Placements. In May 1998, the Company completed its first "net interest margin" or "excess cash flow" private placement (a "NIM" transaction) with respect to its residual interests in four of its prior securitizations. In a NIM transaction the Company contributes and/or sells one or more residual interests from prior securitizations to a special purpose subsidiary. The subsidiary in turn sells the residual interests to a trust. The trust pays for the residual interest partly in cash and partly with an Owner Trust Certificate representing an ownership interest in the trust. The trust raises the cash by selling bonds that represent senior interests in the residual securities that were deposited into the trust. In addition to the May 1998 NIM transaction, the Company also completed a NIM transaction in December 1998, selling the residual interest from the 1998 NC-5 securitization.

  While the Company is holding residual interests from securitizations, it is able to pledge those interests to a lender in order to borrow against them. The Company is able to pay down those borrowings with the proceeds of a NIM transaction, thereby reducing its leverage ratios.

  The Company completed its third NIM transaction in February 1999 with respect to all of the remaining residual interests it was holding from prior securitizations. The Company believes these transactions to be an important part of its overall loan sales strategy, and expects to continue to pursue them with its future residual interests if market conditions permit, in order to improve liquidity and decrease borrowings.

LOAN SERVICING AND DELINQUENCIES

  Servicing. Until February 1997, the Company sold all of its loan originations and purchases on a servicing-released basis. Beginning with its first securitization in February 1997, the Company has retained the servicing rights on loans sold through its securitizations. In addition, during the period from the date the Company originates or purchases loans and the date the Company sells these loans, which generally ranges from thirty to ninety days (the "Interim Period"), the Company is responsible for servicing the loans it originates and purchases. Starting in December 1997, the Company also began selling the majority of its whole loans on a servicing-retained basis.

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

  Advanta. Prior to September 1997, the Company outsourced substantially all of its servicing operations to Advanta Mortgage Corp. USA ("Advanta"), an approved third party sub-servicer. Advanta currently sub-services loans sold through each of the Company's first five securitizations pursuant to the Advanta Securitization Agreement. Under the Advanta Securitization Agreement, the Company is obligated to pay Advanta a monthly servicing fee on the declining principal balance of each loan serviced. Advanta is required to pay all expenses related to the performance of its duties under the Advanta Securitization Agreement, however the Company will reimburse Advanta for certain expenses in accordance with the terms of the Advanta Securitization Agreement.

  If the Company terminates the Advanta Securitization Agreement without cause or transfers the servicing of any amount of the mortgage loans serviced by Advanta to another servicer, the Company must pay Advanta certain penalties, fees and costs. With respect to mortgage loans securitized by the Company's first five securitizations, the Company is not permitted to terminate the sub-servicer without the approval of the trustee for such securitization.

  Comerica. In September 1997, the Company began boarding loans on a joint servicing platform with Comerica (the "Comerica Agreement"). Under the Comerica Agreement, Comerica agreed to act as a sub-servicer for the Company, providing certain servicing functions with respect to the Company's mortgage loans. From September 1997 until June 1998, the Company boarded substantially all of its loans on the joint servicing platform with Comerica, including the loans it securitized in the fourth quarter of 1997 and the first quarter of 1998.

  In early 1998 Comerica announced its intention to discontinue its loan servicing operations. As a result, in July 1998 the Company and Comerica mutually agreed to terminate their joint servicing platform. By that time the Company had established the infrastructure necessary to perform all of the servicing functions relating to its loans previously serviced on the joint platform. Except for the loans in its first five securitizations, which are still being sub-serviced by Advanta, the Company now performs all servicing functions relating to its securitizations, loans held for sale and loans sold on a servicing-retained basis. The Company expects to begin servicing the loans currently sub-serviced by Advanta in the second or third quarter of 1999. The Company may be required to pay Advanta a small penalty for terminating the sub-servicing arrangement.

  As of December 31, 1998, the Company's servicing portfolio consisted of 38,710 loans with an aggregate principal balance of approximately $3.8 billion, of which 3,907 loans with an aggregate principal balance of $357.5 million were held for sale and serviced on an interim basis, 34,704 loans with an aggregate principal balance of $3.4 billion were serviced for trusts created from the Company's securitizations, and 99 loans with an aggregate principal balance of $13.1 million were serviced on behalf of the whole loan purchasers thereof.

  As of December 31, 1998, approximately $457.3 million, or 12.1%, of the loans in the Company's servicing portfolio were serviced by Advanta, and approximately $3.4 billion, or 87.9% of the loans in the Company's servicing portfolio were serviced on the Company's own platform.

  Delinquencies and Foreclosures. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or non-judicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lien-holder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale. Where a loan has not yet been sold or securitized, the Company will generally allow a borrower to reinstate the loan up to the date of foreclosure sale.

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

  New Century commenced receiving applications for mortgage loans under its regular lending program in February 1996 and during 1996 sold all of its loans on a whole loan, servicing-released basis. The Company began selling loans through securitizations in 1997 and in connection with these securitizations has established reporting systems to track historical delinquency, bankruptcy, foreclosure and default experience for the loans included in its securitizations as well as the Company's total portfolio of loans. Because most of the Company's securitized loans have been outstanding for a short period of time, current delinquency and loss information is not necessarily representative of future delinquencies and losses.

  The following tables set forth certain delinquency statistics as of December 31, 1998 for the Company's 1997 and 1998 securitized loans (dollars in thousands):

 Securities Issued in 1997

                                                     DELINQUENCY (% OF CURRENT
                                                      BALANCE BY RISK GRADE)
                                                     ---------------------------
                          ORIGINAL          CURRENT  60-89  90+   FORECL./
       RISK GRADE         BALANCE   WALTV*  BALANCE  DAYS   DAYS    REO    TOTAL  REPURCHASE % **
       ----------         --------  ------  -------  -----  ----  -------- -----  ---------- ----
A+...................... $  323,194 73.52%  $210,220 0.11%  0.98%   2.50%   3.59%  $ 1,786   0.85%
A- .....................    410,273 73.68%   281,603 1.04%  1.36%   3.62%   6.02%    2,449   0.87%
B.......................    208,564 72.73%   133,404 1.59%  1.71%   4.35%   7.65%    2,173   1.63%
C.......................     98,916 68.07%    60,583 1.55%  3.66%  10.29%  15.50%    1,674   2.76%
C- .....................     83,669 68.24%    47,342 2.69%  7.88%  14.83%  25.40%    2,013   4.25%
                         ---------- -----   -------- ----   ----   -----   -----   -------   ----
                         $1,124,616 72.19%  $733,152 1.02%  1.92%   4.71%   7.65%  $10,095   1.38%

 Securities Issued in 1998

                                                       DELINQUENCY (% OF CURRENT
                                                        BALANCE BY RISK GRADE)
                                                       ---------------------------
                         ORIGINAL            CURRENT   60-89  90+   FORECL./
       RISK GRADE        BALANCE*** WALTV*   BALANCE   DAYS   DAYS    REO    TOTAL  REPURCHASE % **
       ----------        ---------- ------   -------   -----  ----  -------- -----  ---------- ----
A+...................... $1,030,782 78.04%  $  976,802 0.13%  0.08%   0.97%  1.19%    $  --    0.00%
A- .....................    929,750 77.09%     889,154 0.15%  0.07%   1.52%  1.75%       --    0.00%
B.......................    441,472 74.29%     419,569 0.28%  0.30%   2.57%  3.15%       --    0.00%
C.......................    282,514 70.24%     269,519 0.48%  0.66%   3.65%  4.79%       --    0.00%
C- .....................    137,232 64.88%     127,404 0.77%  0.69%   5.67%  7.12%       --    0.00%
                         ---------- -----   ---------- ----   ----    ----   ----     ------   ----
                         $2,821,750 75.72%  $2,682,448 0.23%  0.20%   1.90%  2.32%    $  --    0.00%

-------
*Weighted Average Loan-to-Value Ratio
**Repurchases as a % of Current Balance
***Includes loans sold in whole loan sale transactions that were securitized by the purchasers.

  The foregoing tables indicate that, as anticipated, the Company is experiencing higher rates of delinquency on lower credit grade loans. In addition, as indicated, the Company has repurchased loans from its first three 1997 securitizations. The agreements governing the securitizations permit such repurchases, but only to the extent the loans being repurchased are more than 90 days delinquent. The Company elected to make the repurchases in order to avoid disruption of cash flow from the 1997 NC-1, NC-2 and NC-3 trusts and to provide the Company with maximum flexibility in resolving problem loans. The Company may make additional repurchases from those or other securitizations in 1999 for the same reasons.

  In order to provide the Company additional flexibility in trying to maximize recovery on its delinquent loans and loans in foreclosure, the Company amended its aggregation facility with Salomon Smith Barney to include financing of a limited number of such loans at a reduced financing rate based on the value of the underlying property. In addition, the Company entered into a $3 million facility with a Salomon affiliate to finance real property owned ("REO") by the Company upon foreclosure on delinquent loans. This facility allows the Company additional flexibility in disposing of those properties for the highest possible price.

U.S. BANCORP INVESTMENT AND STRATEGIC ALLIANCE

  In November 1998, U.S. Bancorp purchased 20,000 shares of the Company's Series 1998-A Convertible Preferred Stock for an aggregate purchase price of $20 million. U.S. Bancorp is a bank holding company with assets of approximately $76 billion at December 31, 1998. Each share of U.S. Bancorp's Preferred Stock is convertible into 136.24 shares of the Company's Common Stock that, upon conversion, will represent approximately 16% of the Company's total outstanding

Common Stock. The Preferred Stock is also entitled to a liquidation preference as well as a dividend payable quarterly at a rate of 7.5% per year. In addition, as part of the transaction, U.S. Bancorp has the right to designate nominees to the Company's Board of Directors roughly in proportion to its ownership interest in the Company.

  In addition to the investment, the Company and U.S. Bancorp agreed to work to establish a multi-faceted strategic alliance. The principal aspects of the alliance are that (i) the Company will assist U.S. Bank in originating loans to bank customers who would not qualify for the loans under U.S. Bank's traditional credit guidelines, (ii) the Company will provide some servicing functions with respect to sub-prime mortgage loans originated by U.S. Bank,
(iii) the Company will receive referrals from U.S. Bank of its customers who were turned down for mortgage loans, but who qualify for a loan under New Century's underwriting guidelines, and (iv) U.S. Bank will bid on the Company's whole loan sales. The parties are now implementing the various aspects of the strategic alliance, and in February 1999 the Company originated its first few loans resulting from U.S. Bank referrals. There can be no assurance that the parties will be able to successfully implement all features of the proposed alliance.

  In late December 1998 U.S. Bancorp purchased 500,000 shares of the Company's Common Stock in a privately negotiated transaction with a third party. After giving effect to conversion of the Preferred Stock, U.S. Bancorp's ownership stake in the Company is approximately 19% as of December 29, 1998.

COMERICA STRATEGIC ALLIANCE

  In May 1997, the Company sold 545,000 shares of Common Stock of the Company to Comerica for $4,087,500. Comerica is a bank holding company which had assets of approximately $34 billion at December 31, 1998 and is the parent of Comerica Bank. In connection with the sale of stock to Comerica, the Company and Comerica agreed to enter into certain arrangements concerning servicing and other strategic relationships. See "--Loan Servicing and Delinquencies." In order to increase the likelihood of success of such strategic relationships, the Company issued warrants, at an exercise price of $11.00 per share, to purchase an aggregate of 100,000 shares of Common Stock to Comerica and agreed to issue Comerica warrants to purchase an additional 233,333 shares of Common Stock, subject to the completion by Comerica of certain performance events related to the strategic relationships.

  In 1998 the Company and Comerica discontinued their joint loan servicing platform and also mutually agreed to terminate other aspects of their strategic alliance. As a result, during 1998 Comerica forfeited its rights to 183,333 warrants that were to be issued upon completion of certain strategic alliance performance events. As of December 31, 1998, Comerica held 545,000 shares of Common Stock as well as warrants to purchase an additional 150,000 shares.

INTEREST RATE RISK MANAGEMENT

  The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received by the Company on the loans it originates or purchases and the interest rates payable by the Company under its warehouse and aggregation financing facilities. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated or purchased until the closing of the sale or securitization of such loans.

  The Company from time to time may use various hedging strategies to provide a level of protection against interest rate risks on its fixed-rate mortgage loans. These strategies may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company's management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases.

  As of December 31, 1998, the Company did not have any open hedge positions. While the Company believes hedging strategies are cost-effective and provide some protection against interest rate risk, no hedging strategy can completely protect the Company from such risks.

COMPETITION

  Despite the recent bankruptcies of several of the Company's competitors, the Company continues to face intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of the Company's competitors significantly expand their activities in the Company's markets, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans. The Company believes that low interest rates combined with increased competition in the industry have contributed to an increase in prepayment rates, which adversely impacts the value of the Company's residual interests in its securitizations.

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

  The Company's loan origination and loan purchase activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates the Company can charge on its loans. As of December 31, 1998, the Company was licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in 49 states and the District of Columbia and second mortgages in 48 states and the District of Columbia. The Company's lending activities are also subject to various federal laws, including the Truth in Lending Act, Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and their implementing regulations.

  The Company is subject to certain disclosure requirements under the Truth in Lending Act ("TILA") and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA gives consumers, among other things, a three business day right to rescind certain refinance loan transactions originated by the Company.

  The Company is also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which amends TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $441, or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features. The Company did not originate or purchase Covered Loans in 1996, but the Company commenced originating and purchasing Covered Loans during 1997. In 1998, Covered Loans accounted for approximately 3.68% of the Company's total loan originations and purchases.

  The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1974, as amended, and Regulation X promulgated thereunder and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status, because all or part of the applicant's income is derived from a publicly assisted program; or because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. The Real Estate Settlement Procedures Act mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1997, the Company must file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning mortgage loan transactions.

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

EMPLOYEES

  At December 31, 1998, the Company employed 1,404 full-time employees and 13 part-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age and position with the Company of each person who is an executive officer or key employee of the Company.

             NAME           AGE                             POSITION
             ----           ---                             --------
   EXECUTIVE OFFICERS:
   Robert K. Cole..........  52 Chairman of the Board, Chief Executive Officer, Director
   Brad A. Morrice.........  42 Vice Chairman, President, Secretary, Director
   Edward F. Gotschall.....  44 Vice Chairman, Chief Financial Officer, Director
   Steven G. Holder........  41 Vice Chairman, Chief Operating Officer Production/Operations,
                                 Director
   Patrick J. Flanagan.....  34 Executive Vice President of the Company; Director, Executive
                                 Vice President and Chief Operating Officer, New Century
                                 Mortgage(1), and President, NC Capital(2)
   KEY EMPLOYEES:
   George Anderson.........  58 President Retail Operations, New Century Mortgage(1)
   Shahid S. Asghar........  36 Director, President Wholesale Operations, New Century
                                 Mortgage(1)
   Paul L. Rigdon..........  38 Director, Executive Vice President Retail Operations, New Century
                                 Mortgage(1)

--------
(1) New Century Mortgage Corporation ("New Century Mortgage") is a wholly-owned subsidiary of the Company.

(2) NC Capital Corporation ("NC Capital") is a wholly-owned subsidiary of New Century Mortgage.

  ROBERT K. COLE has been the Chairman of the Board and Chief Executive Officer of the Company since December 1995 and a director of the Company since November 1995. Mr. Cole also serves as a director on the Board of Directors of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation ("Plaza Home Mortgage"), a publicly-traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation ("Option One"), a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of sub-prime mortgage loans. From June 1990 to January 1994, Mr. Cole was the President of Triple Five, Inc., an international real estate development company. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage, Inc. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

  BRAD A. MORRICE has been Vice Chairman of the Company since December 1996 and President, Secretary and a director of the Company since November 1995. Mr. Morrice also served as the Company's General Counsel from December 1995 to December 1997. In addition, Mr. Morrice serves as Co-Chairman of the Board and Chief Executive Officer of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive

Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

  EDWARD F. GOTSCHALL has been Vice Chairman of the Company since December 1996, Chief Financial Officer since August 1998, Chief Operating Officer Finance/Administration of the Company from December 1995 to August 1998 and a director of the Company since November 1995. Mr. Gotschall also serves as Chief Financial Officer and a director of New Century Mortgage. From April 1994 to July 1995, he was the Executive Vice President/Chief Financial Officer of Plaza Home Mortgage and a director of Option One. In December 1992, Mr. Gotschall was one of the co-founders and principal architect of the initial business plan for Option One and served as its Executive Vice President/Chief Financial Officer until April 1994. From January 1991 to July 1992, he was the Executive Vice President and Chief financial Officer of The Mortgage Network, Inc., a retail mortgage banking company. Mr. Gotschall received his Bachelors of Science Degree in Business Administration from Arizona State University and received his CPA designation during his employment term with Touche Ross (now Deloitte & Touche) in Phoenix, Arizona.

  STEVEN G. HOLDER has been Vice Chairman of the Company since December 1996, Chief Operating Officer Loan Production/Operations of the Company since December 1995 and a director of the Company since November 1995. Mr. Holder also serves as Co-Chairman of the Board and Chief Executive Officer of New Century Mortgage. From February 1993 to August 1995, he was the Executive Vice President of Long Beach Mortgage Company ("Long Beach Mortgage"). From July 1991 to February 1993, Mr. Holder was the Vice President for Business Development of Transamerica Financial Services. From 1985 to 1990, he was a Regional Vice President for Nova Financial Services, a startup consumer finance subsidiary of First Interstate Bank. Mr. Holder has over 21 years experience in the consumer finance and mortgage business.

  PATRICK J. FLANAGAN has been Executive Vice President of the Company since August 1998. He has been President of NC Capital since December 1998 and a director of New Century Mortgage since May 1997. Since January 1997, Mr. Flanagan has also served as Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

  GEORGE ANDERSON has been President-Retail Lending of New Century Mortgage since August 1998. From 1994 to July 1998, Mr. Anderson was the President and CEO of Advanta Finance Corporation. From 1990 to 1994, Mr. Anderson served as Executive Vice President for Transamerica Financial Services and from 1984 to 1990, Mr. Anderson served as President and CEO of Nova Financial Services where he was responsible for the full spectrum of start-up activities associated with building a multi-state consumer finance company. In 1990, Nova was acquired by Transamerica Financial Services. From 1959 to 1984, Mr. Anderson served as Area Vice President for Transamerica Financial Services and was responsible for the mid-west and east coast operations of the company. Mr. Anderson has over 35 years experience in the consumer finance and mortgage business.

  SHAHID S. ASGHAR has been President-Wholesale Lending of New Century Mortgage since August 1998. He previously served as Senior Vice President-Wholesale Lending from January 1996 to August 1998 and a director of New Century Mortgage since May 1997. Mr. Asghar initially joined New Century Mortgage as Vice President, Mortgage Banking Operations and he served in this position from December 1995 to January 1996. From June 1995 to November 1995, Mr. Asghar was the Southern California District Manager for Ford Consumer Finance. From September 1992 to March 1995, he was an Area Sales Manager for Long Beach

Mortgage and from June 1988 to September 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Asghar received his Bachelor of Science degree from California State University at Northridge.

  PAUL L. RIGDON has been Executive Vice President-Retail Lending of New Century Mortgage since August 1998. Mr. Rigdon served previously as Senior Vice President-Retail Lending from February 1997 to August 1998 and a director of New Century Mortgage since May 1997. Mr. Rigdon initially joined New Century Mortgage as the Regional Manager in charge of expansion in the Northwest Retail Region and served in this position from September 1996 to February 1997. From May 1995 to September 1996, he was a District Manager for Advanta Finance. From March 1990 to May 1995, he was an Area Manager for Long Beach Mortgage. Mr. Rigdon received his Bachelor of Science degree in Business Administration and Finance from San Jose State University.

                                 RISK FACTORS

  Stockholders and prospective purchasers of the Company's Common Stock should consider carefully the following factors, as well as the other information appearing elsewhere in this Form 10-K, in evaluating an investment in the Company. This Form 10-K may contain forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-K.

LIQUIDITY; ACCESS TO FUNDING SOURCES

  The Company's business requires substantial cash to support its operating activities and growth plans. At present, the Company's operating uses of cash continue to exceed its operating sources of cash.

  The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. The Company also has a residual financing agreement with Salomon pursuant to which Salomon will provide the Company with financing upon the Company's retention of residual interests in securitizations and NIM transactions on which Salomon is the lead underwriter or placement agent. The amount of financing provided to the Company under its aggregation credit facility and its residual financing agreement depends in large part on Salomon's valuation of the mortgage loans and residual interests, respectively, securing the financings. Salomon has the right to reevaluate the collateral securing the Company's outstanding borrowings at any time and, in the event it determines that the value of the collateral has decreased, it has the right to initiate a margin call. A margin call would require the Company to provide Salomon with additional collateral or to repay the outstanding borrowings. Any such margin call could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

  In addition, to the extent that the Company is unable to renew or expand its access to credit facilities, the Company may have to undertake larger and/or more frequent capital markets financings than anticipated. Capital markets financings may result in greater than anticipated interest expense and shares outstanding, which may have a dilutive impact on operating earnings or have a negative effect on the Company's financial condition.

  As a result of concerns about the ability of sub-prime mortgage lenders to sell their loans in the secondary market on favorable terms or at all, as well as concerns about the value of the residual interests retained in securitizations, a number of institutions have curtailed their lending to the sub-prime mortgage industry. Consequently, there can be no assurance that the Company will be able to renew, replace or add to its existing credit facilities, or that it will be able to undertake capital markets financings on favorable terms, if at all. To the extent that the Company is unable to access adequate capital to fund its loan production or to the extent that the Company is unable to access adequate capital to complete the desired level of securitizations, the Company may have to curtail its loan origination, purchase and securitization activities, which would have a material adverse impact on the Company's results of operations, financial condition and business prospects.

DEPENDENCE ON SECURITIZATIONS FOR FUTURE EARNINGS

  The Company plans to continue pooling and selling through securitizations a majority of the loans it originates or purchases and expects that the gain on sale from such securitizations will represent a significant portion of the Company's future revenues and net earnings. The Company's ability to complete securitizations of its loans will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement from monoline insurance companies. In the fourth quarter of 1998 the market for mortgage-backed securities contracted. As a result, the Company had to offer higher yields on its mortgage-backed securities, which in turn reduced somewhat the gain recognized by the Company on the securitizations. Although the Company has continued to sell its loans through securitizations, unlike many of its competitors, there can be no assurance that it will continue to be able to do so. If the Company were unable to securitize profitably a sufficient number of its loans in a particular quarter, then the Company's revenues for such quarter would decline, which could result in lower earnings or a loss reported for such quarter.

DEPENDENCE ON WHOLE LOAN SALES FOR FUTURE EARNINGS AND CASH

  The gain on sale generated by whole loan sales also represents a source of the Company's future earnings and a significant source of cash for the Company. Due to the recent bankruptcies of a number of the Company's competitors, there has been a large number of sub-prime mortgage loans for sale on a whole loan basis, which has adversely affected the pricing of such loans. In 1998, the Company sold 39.5% of its loan originations and purchases in the secondary market to a limited number of institutional purchasers, including Salomon Brothers Realty Corp., which accounted for 30.5% of all purchases. There can be no assurance that such purchasers will continue to purchase the Company's loans at favorable prices or at all and, to the extent that the Company could not successfully replace such loan purchasers, the Company's results of operations, financial condition and business prospects could be materially adversely affected.

RESIDUAL INTERESTS IN SECURITIZATIONS

  A substantial portion of the Company's revenues and earnings is derived by recognizing gain on sale of loans through securitizations. In view of the Company's limited loan performance data, it is extremely difficult to validate the Company's loss or prepayment assumptions used to calculate its gain on sale in connection with its securitizations. If the Company's actual experience differs materially from the assumptions used in the determination of the present value of the residual interests it retains in the securitizations, future cash flows and earnings could be negatively impacted. The Company could also be required to reduce the fair value of its residual interests on its balance sheet, which could decrease the residual financing available to the Company under the Salomon residual financing facility.

RISKS RELATED TO LOWER CREDIT GRADE BORROWERS

  Loans made to lower credit grade borrowers, including credit-impaired borrowers, may entail a higher risk of delinquency and higher losses than loans made to borrowers with better credit. Virtually all of the Company's loans are made to borrowers who do not qualify for loans from conventional mortgage lenders and approximately 15.0% and 16.3% of the loans originated or purchased by the Company during 1998 and 1997, respectively, were made to borrowers in the Company's two lowest credit grade classifications. No assurance can be given that the Company's underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitization to the extent such losses reduce the residual interest distributions. Any such reduction in the Company's cash flows could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

CHANGES IN INTEREST RATES

  The Company's profitability may be directly affected by changes in interest rates, which affect the Company's ability to earn a spread between the interest received on its loans and its funding costs. The revenues of the Company may be adversely affected during any period of unexpected or rapid change in interest rates. For example, a substantial and sustained increase in interest rates could adversely affect borrower demand for the Company's products. During periods of rising interest rates, the value and profitability of the Company's loans may also be negatively impacted from the date of origination or purchase until the date the Company sells or securitizes such loans. In addition, the Company's adjustable rate mortgage loans have a life rate cap above which the interest rate on the loan may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which such loans are sold may be uncapped, which would reduce the amount of cash the Company receives over the life of its residual interests, thereby reducing the fair value of such residual interests. Furthermore, a significant decrease in interest rates could increase the rate at which loans are prepaid, which would also reduce the amount of cash the Company receives over the life of its residual interests. Either of these events could require the Company to write down the carrying value of its residual interests, which would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

ECONOMIC SLOWDOWN OR RECESSION

  The risks associated with the Company's business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings by negatively affecting loan-to-value ratios of the home equity collateral. In addition, because the Company makes a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect the Company's ability to sell loans or the prices the Company receives for its loans.

COMPETITION

  The Company faces intense competition in the business of originating, purchasing and selling mortgage loans. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In the future, the Company may also face competition from government-sponsored entities, such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, which may target potential customers in the Company's highest credit grades, who constitute a significant portion of the Company's customer base.

  Certain large finance companies and conforming mortgage originators have begun to originate non-conforming mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering non-conforming loan products to customers similar to the borrowers targeted by the Company. Competitors with lower costs of capital have a competitive advantage over the Company. In addition, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with the Company's wholesale lending business.

DEPENDENCE ON WHOLESALE BROKERS

  The Company depends primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders, for the origination and purchase of its wholesale mortgage loans, which constitute a significant portion of the Company's loan production. These independent mortgage brokers deal with multiple lenders for each prospective borrower and are not obligated by contract or otherwise to do business with the Company. The Company competes with these lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors. The Company's future results of operations and financial condition may be vulnerable to changes in the volume and cost of its wholesale loans resulting from, among other things, competition from other lenders and purchasers of such loans.

RISKS ASSOCIATED WITH SERVICING

  In 1998, the Company established in-house servicing operations to service the loans it originates and purchases, the loans in its securitizations, and loans sold on a servicing-retained basis. There can be no assurance that the Company will anticipate and respond effectively to all of the demands that servicing its loans will have on the Company's management, infrastructure and personnel. The failure of the Company to meet the challenges of servicing its loans could have a material adverse effect on the Company's results of operations, financial condition and business prospects. For example, many of the Company's borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. Any failure of the Company to adequately service its loans could cause a substantial increase in the Company's delinquency or foreclosure rate, which could adversely impact the value of the residual interests held by the Company and affect the Company's ability to access equity or debt capital resources.

CONTINGENT RISKS

  In connection with its securitizations, the Company is required to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company. Likewise, in connection with its whole loan sales, the Company enters into agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company are generally broader than those available to the Company against the sellers of such loans, and if a purchaser enforces its remedies against the Company, the Company may not be able to enforce whatever remedies the Company may have against such sellers.

ANTI-TAKEOVER PROVISIONS

  The Company's Certificate of Incorporation (the "Certificate of Incorporation") and its Bylaws (the "Bylaws") include provisions that could delay, defer or prevent a takeover attempt that may be in the best interest of stockholders. These provisions include the ability of the Board of Directors to issue up to 7,500,000 shares of preferred stock (the "Preferred Stock") without any further stockholder approval, a classified Board of Directors and requirements that (i) stockholders give advance notice with respect to certain proposals they may wish to present for a stockholder vote, (ii) stockholders act only at annual or special meetings and (iii) two-thirds of all directors approve a change in the number of directors of the Company. Issuance of Preferred Stock could also discourage bids for the Common Stock at a premium as well as create a depressive effect on the market price of the Common Stock. In addition, under certain conditions, Section 203 of the Delaware General Corporation Law (the "DGCL") would prohibit the Company from engaging in a "business combination" with an "interested stockholder" (in general, a stockholder owning 15% or more of the Company's outstanding voting stock) for a period of three years unless the business combination is approved in a prescribed manner. Finally, certain provisions in the Company's transaction with U.S. Bancorp in 1998, including the stockholder agreements entered into by the four founding managers, may discourage takeover attempts by third parties.

POSSIBLE VOLATILITY OF STOCK PRICE; EFFECT OF FUTURE OFFERINGS ON MARKET PRICE OF COMMON STOCK

  The market price of the Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector such as, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the consumer finance industry. For example, in September and October of 1998, the price of the Company's Common Stock decreased dramatically based primarily on industry-related concerns about liquidity and the bankruptcies of several competitors.

ITEM 2. PROPERTIES

  The Company's executive and administrative offices are located in Irvine, California and consist of approximately 143,000 square feet. The two leases covering the executive and administrative offices expire in June 2002 and December 2002 and the combined monthly rent is $224,240.

  The Company leases space for its regional operating centers in Chicago, Illinois, Atlanta, Georgia, Rancho Bernardo, California, and San Ramon, California. The Company also leases space for its sales offices.

As of December 31, 1998, these facilities had an annual aggregate base rental of approximately $4,322,883 and the sales offices ranged in size from 100 to 13,615 square feet with lease terms typically ranging from one to five years. As of December 31, 1998, annual base rents for the sales offices ranged from approximately $1,800 to $349,728. In general, the terms of these leases vary as to duration and rent escalation provisions and the leases expire between March 1999 and January 2004 and provide for rent escalations dependent upon either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3. LEGAL PROCEEDINGS

  The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

  The Company's Common Stock trades on the Nasdaq National Market under the symbol "NCEN." The high and low bid prices of the Company's Common Stock during each quarter since the Company's Common Stock began trading on June 26, 1997 were as follows:

                                                      FISCAL 1998   FISCAL 1997
                                                      ------------ -------------
   QUARTER                                             HIGH   LOW   HIGH   LOW
   -------                                            ------ ----- ------ ------
   Fourth............................................ $13.13 $3.44 $19.50 $ 9.63
   Third............................................. $11.50 $7.38 $19.25 $14.13
   Second(1)......................................... $12.50 $8.50 $14.25 $13.63
   First............................................. $11.50 $8.38    N/A    N/A

--------
(1) 1997 Second Quarter information represents trading from June 26, 1997 to June 30, 1997

  As of March 19, 1999 the closing sales price of the Company's Common Stock, as reported on the Nasdaq National Market, was $11.13.

  The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company is prohibited from paying dividends under certain of its credit facilities without the prior approval of the lenders.

  As of March 19, 1999 the number of holders of record of the Company's Common Stock was approximately 56, and as of March 19, 1999 there were approximately 1,193 beneficial owners of the Company's Common Stock.

RECENT SALES OF UNREGISTERED STOCK

  On January 12, 1998, the Company issued 112,890 shares of Common Stock to Kirk Redding and 75,260 shares of Common Stock to Paul Akers representing $2,000,000 of the purchase price for the acquisition of PWF Corporation. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

  On April 15, 1998, the Company issued 8,102 shares of restricted stock to each of Mr. Cole and Mr. Morrice. The shares represented partial payment of the bonus each was entitled to receive under the Company's Founding Managers' Incentive Award Plan based on the Company's performance in 1997. The shares vest in three equal installments on the first three anniversaries of the grant date. The sale and issuance of the shares of restricted stock was exempt from registration by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

  On September 17, 1998, the Company issued to Mr. Forster a non-qualified option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $10.00 per share, subject to vesting in equal installments over three years from the date of grant. This option terminates 10 years from the date of grant. The sale and issuance of the non-qualified stock option was exempt from registration by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

  On November 24, 1998, the Company issued 20,000 shares of Series 1998A Convertible Preferred Stock to U.S. Bancorp for an aggregate cash consideration of $20,000,000. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder. Each share of Preferred Stock is convertible at any time at the election of U.S. Bancorp into 136.24 shares of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The following selected consolidated statements of operations and balance sheet data for the years ending December 31, 1998, 1997, 1996 and the period from November 17, 1995 (inception) to December 31, 1995 have been derived from the Company's consolidated financial statements audited by KPMG LLP, independent auditors. Such selected financial data should be read in conjunction with consolidated financial statements and the notes thereto as of December 31, 1998 and 1997 and for the years ending December 31, 1998, 1997, and 1996, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                                                  FOR THE PERIOD
                                                                                  FROM INCEPTION
                                                                                  (NOVEMBER 17,
                            FOR THE YEAR       FOR THE YEAR       FOR THE YEAR    1995) THROUGH
                         ENDED DECEMBER 31, ENDED DECEMBER 31, ENDED DECEMBER 31,  DECEMBER 31,
                                1998               1997               1996             1995
                         ------------------ ------------------ ------------------ --------------
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Gain on sale of loans.      $105,060           $67,939            $11,630           $  --
  Interest income.......        47,655            25,071              2,846               14
  Servicing income......        23,692             5,623                 29              --
                              --------           -------            -------           ------
    Total revenues......       176,407            98,633             14,505               14
  Operating expenses....       124,099            68,041             12,200               95
                              --------           -------            -------           ------
  Earnings (loss) before
   income taxes.........        52,308            30,592              2,305              (81)
  Income taxes..........        21,193            12,849                970                1
                              --------           -------            -------           ------
  Net earnings (loss) ..      $ 31,115           $17,743            $ 1,335           $  (82)
                              ========           =======            =======           ======
  Basic earnings (loss)
   per share............      $   2.20           $  2.18            $  2.53           $(0.16)
                              ========           =======            =======           ======
  Diluted earnings
   (loss) per share.....      $   2.03           $  1.40            $  0.20           $(0.16)
                              ========           =======            =======           ======

                             DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                 1998         1997         1996         1995
                             ------------ ------------ ------------ ------------
BALANCE SHEET DATA:
Loans receivable held for
 sale, net.................    $356,975     $276,506     $57,990       $  --
Residual interests in
 securitizations...........     205,395       97,260         --           --
Total assets...............     624,727      398,128      64,638        3,151
Borrowings under warehouse
 lines of credit...........     191,931      184,426      41,702          --
Borrowings under
 aggregation lines of
 credit ...................     153,912       70,937      13,957          --
Residual financing.........     122,298       53,427          --          --
Other borrowings...........       3,985        3,222       1,326          --
Total stockholders' equity.     114,613       60,836       4,403        3,068

                             AS OF OR FOR THE AS OF OR FOR THE AS OF OR FOR THE
                                YEAR ENDED       YEAR ENDED       YEAR ENDED
                               DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                   1998             1997             1996
                             ---------------- ---------------- ----------------
                                           (DOLLARS IN THOUSANDS)
OPERATING STATISTICS:
Loan origination and
 purchase activities:
  Wholesale originations....    $2,387,954       $1,265,133        $290,452
  Retail originations.......       936,902          578,674          66,487
  Bulk acquisitions.........           --           120,794             --
                                ----------       ----------        --------
    Total loan originations
     and purchases..........    $3,324,856       $1,964,601        $356,939
                                ==========       ==========        ========
Average principal balance
 per loan...................    $       96       $      102        $    106
Percent of loans secured by
 first mortgages............          97.0%            96.9%           97.3%
Weighted average initial
 loan-to-value ratio........          78.2%            74.0%           71.5%
Originations by product
 type: .....................
  ARMs......................    $1,920,686       $1,394,133        $264,510
  Fixed-rate mortgages......     1,404,170          570,468          92,429
Weighted average interest
 rates:
  Fixed-rate mortgages......         10.0%             9.8%           10.4%
  ARMs......................          9.7%             9.5%            9.3%
  Margin-ARMs...............          6.1%             7.0%            7.0%
Loan Sales:
  Loans sold through whole
   loan transactions........    $1,477,225       $  680,900        $298,713
  Loans sold through
   securitizations..........     2,265,700        1,123,618             --
  Loans acquired to
   securitize...............      (544,704)         (63,718)            --
                                ----------       ----------        --------
  Net loan sales............    $3,198,221       $1,740,800        $298,713
                                ==========       ==========        ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying Notes.

GENERAL

  New Century is a specialty finance company engaged in the business of originating, purchasing, selling and servicing sub-prime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions and through its Primewest subsidiary. New Century's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

LOAN ORIGINATION AND PURCHASES

  As of December 31, 1998, the Company's Wholesale Division was operating through four regional operating centers located in Southern California, Northern California, Atlanta and Chicago, and through 67 additional sales offices located in 35 states. The Wholesale Division funded $2.4 billion in loans, or 71.8%, of the Company's total loan production during the year ended December 31, 1998. As of December 31, 1998, the Retail Division was operating through 22 retail sales offices in California, and 56 retail sales offices in 29 other states. The Retail Division funded $837.6 million in loans, or 25.2%, of total loan production during the year ended December 31, 1998. The Company also funded $99.3 million in loans, or 3.0% of the Company's total loan production during the year ended December 31, 1998, through its Primewest subsidiary.

  The following table summarizes the Company's loan originations and purchases for the periods shown.

                            FOR THE YEAR ENDED DECEMBER 31, 1998       FOR THE YEAR ENDED DECEMBER 31, 1997
                          ------------------------------------------  ------------------------------------------
                          WHOLESALE    RETAIL   PRIMEWEST   TOTAL     WHOLESALE    RETAIL     BULK      TOTAL
                          ----------  --------  --------- ----------  ----------  --------  --------  ----------
Principal balance (in
 thousands).............  $2,387,954  $837,594   $99,308  $3,324,856  $1,265,133  $578,674  $120,794  $1,964,601
Number of loans.........      23,946     9,653     1,032      34,631      11,855     6,139     1,269      19,263
Average principal
 balance (in thousands).  $      100  $     87   $    96  $       96  $      107  $     94  $     95  $      102
Weighted average
 interest rates:
 Fixed-rate.............        10.0%      9.9%      9.6%       10.0%        9.8%      9.7%     11.0%        9.8%
 ARMs...................         9.7%      9.4%      9.3%        9.7%        9.6%      9.0%     10.4%        9.5%
 Margin-ARMs............         6.1%      6.2%      6.5%        6.1%        7.0%      7.0%      6.6%        7.0%
Weighted average initial
 loan-to-value
 ratios(1)..............        78.7%     77.3%     74.7%       78.2%       73.6%     74.7%     75.9%       74.0%
Percentage of loans:
 ARMs...................        68.1%     26.8%     70.0%       56.6%       79.1%     52.7%     73.4%       71.0%
 Fixed-rate.............        31.9%     73.2%     30.0%       43.4%       20.9%     47.3%     26.6%       29.0%
Percentage of loans
 secured by first and
 second mortgages:
 Percentage of loans
  secured by first
  mortgages.............        98.1%     94.0%     95.9%       97.0%       98.7%     93.7%     93.7%       96.9%
 Percentage of loans
  secured by second
  mortgages.............         1.9%      6.0%      4.1%        3.0%        1.3%      6.3%      6.3%        3.1%

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

  The Company continued to increase its loan origination volume on a quarterly basis during 1998 as a result of the significant geographic expansion of the Wholesale and Retail Divisions, as well as the maturing of offices opened in 1997. The following table sets forth the quarterly loan production results, the number of office locations and the number of sales professionals at the end of each quarter by division:

                                         AS OF OR FOR THE QUARTERS ENDED
                                   --------------------------------------------
                                    MARCH   JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   31, 1998   1998       1998          1998
                                   -------- -------- ------------- ------------
                                              (DOLLARS IN THOUSANDS)
WHOLESALE
  Volume.......................... $432,138 $587,425   $672,275      $696,116
  Offices (including regional
   operating centers).............       45       49         62            71
  Account Executives..............      127      132        188           182
RETAIL (INCLUDING PRIMEWEST)
  Volume.......................... $222,812 $231,483   $241,990      $240,617
  Offices.........................       87       91         84            78
  Loan Officers...................      344      394        443           311
TOTAL
  Volume.......................... $654,950 $818,908   $914,265      $936,733
  Offices.........................      132      140        146           149

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

  The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount ("OC") and the Net Interest Receivable ("NIR"), over the actual life of the loans. The OC represents the portion of the loans which are held by the trust as over-collateralization for the senior and junior certificate holders, and generally consists of the excess of the principal balance of the mortgage loans sold to the trust, less the principal balance of the certificates sold to investors. The NIR represents the difference between the interest received from the loans sold and (i) interest required to be passed through to the senior and junior certificate holders, (ii) all servicing fees, (iii) estimated losses to be incurred on the portfolio of loans, and (iv) other expenses and revenues, including anticipated prepayment penalties. At the time of securitization, the Company capitalizes the OC and the NIR, based upon certain prepayment and loan loss assumptions and a discount rate the Company believes is consistent with what market participants would use for similar financial instruments. The capitalized assets are recorded on the Company's balance sheet as residual interests in securitizations. A gain or loss is recorded on the income statement for the value of the residual certificates created by the securitization in excess of the allocated cost basis of the loans sold, less transaction expenses. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will impact the Company's operating cash flow. For the year ended December 31, 1998, 60.5% of the Company's total loan sales were in the form of securitizations.

  The Company has, to date, elected to fund the required OC at the closing of each securitization for all but two securitizations. An OC is created within each securitization trust, as required by the rating agencies or the bond insurance companies. The over-collateralization requirement ranges from two to five percent of the initial securitization bond debt principal balance or four to nine percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC up front, the Company begins to receive cash flow from the NIR immediately, and in those cases where a portion of the OC is funded up front, the Company will begin to receive cash flow from the NIR more quickly than in cases where no initial funding is undertaken, in both cases subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

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

The following table sets forth loan sales and securitizations for the periods indicated:

                              FOR THE YEAR ENDED FOR THE YEAR ENDED FOR THE YEAR ENDED
                              DECEMBER 31, 1998  DECEMBER 31, 1997  DECEMBER 31, 1996
                              ------------------ ------------------ ------------------
                                               (DOLLARS IN THOUSANDS)
     Securitizations.........     $2,265,700         $1,123,618          $    --
     Whole loan sales........      1,477,225            680,900           298,713
                                  ----------         ----------          --------
     Subtotal................      3,742,925          1,804,518           298,713
     Less: Loans acquired to
      securitize(1)..........       (544,704)           (63,718)              --
                                  ----------         ----------          --------
       Net loan sales........     $3,198,221         $1,740,800          $298,713
                                  ==========         ==========          ========

--------
(1) Loans acquired to securitize represent loans acquired by the Company from whole loan investors, for the purpose of securitizing those loans. These loan acquisitions are effected at current market prices for such loans.

  As part of its overall securitization strategy in 1998, the Company also completed two NIM excess cash flow private placements with respect to its residual interests from five of the Company's securitization transactions. These transactions allowed the Company to reduce its borrowings under its residual financing facilities. The Company completed an additional NIM transaction in February 1999 that included all of the Company's remaining residual interests in its prior securitizations. If market conditions permit, the Company expects that NIM transactions will continue to be part of the Company's overall securitization strategy.

  Recent Developments in Secondary Market. During the second half of 1998, whole loan prices fell to levels significantly lower than the prices received by the Company in earlier periods. These lower prices have persisted into the first quarter of 1999. The Company believes a significant reason for the lower prices is the large inventory of mortgage loans being sold by financially-troubled mortgage companies at unusually low prices. The Company does not know whether these lower prices will persist, and for how long. Continuing lower whole loan prices will affect the Company's secondary marketing strategy, cash flow and profitability.

  From an economic perspective, under current market conditions the Company believes that it would benefit from securitizing a greater portion of its loan production since the Company believes that it can prudently recognize gains at levels higher than whole loan sale prices. However, from a cash flow perspective, the Company would need to sell a greater portion of loans in whole loan sales in order to generate the same level of cash gains as were generated in prior periods.

  If the Company's financing arrangements do not remain adequate to accommodate higher securitization volume and residual financing, the Company may need to alter its secondary marketing strategies in succeeding months to generate sufficient cash from whole loan sales to fund the Company's continuing operations and expansion. Under current whole loan sale pricing conditions, this strategy could reduce the Company's overall margins, thereby causing a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The Company originated and purchased $3.3 billion in loans for the year ended December 31, 1998, compared to $2.0 billion for the year ended December 31, 1997. Loans originated and purchased through the Company's Wholesale Division were $2.4 billion, or 71.8%, of total originations and purchases for the year ended December 31, 1998. Loans originated through the Company's Retail Division were $837.6 million, or 25.2%, of total originations and purchases for the year ended December 31, 1998. Loans originated through the Company's Primewest subsidiary were $99.3 million, or 3.0%, of total originations and purchases for the year ended December 31, 1998. For the same period in 1997, Wholesale and Retail originations and purchases totaled $1.3 billion, or 64.4%, and $578.7 million, or 29.5%, respectively, of total originations and purchases for such period. The Company also acquired loans through bulk acquisitions totaling $120.8 million, or 6.1%, of total originations and purchases for the ended December 31, 1997.

  Total revenues for the year ended December 31, 1998 increased to $176.4 million, or 78.9%, from $98.6 million for the year ended December 31, 1997, due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $105.1 million, or 54.6%, for the year ended December 31, 1998, from $67.9 million for the year ended December 31, 1997 due to the increase in loan sales in 1998.

  The Company sold $3.7 billion in loans for the year ended December 31, 1998, of which $1.5 billion were sold through whole loan sale transactions and $2.2 billion were sold through securitizations. Loans sold through securitization include $544.7 million in loans that were acquired by the Company from a whole loan investor in the fourth quarter of 1998 for the purpose of securitizing the loans.

  The components of the gain on sale of loans are illustrated in the following table:

                                          FOR THE YEAR ENDED FOR THE YEAR ENDED
                                          DECEMBER 31, 1998  DECEMBER 31, 1997
                                          ------------------ ------------------
                                                 (DOLLARS IN THOUSANDS)
   Gain from whole loan sale
    transactions.........................      $ 58,001           $ 27,707
   Non-cash gain from securitizations....       168,065             89,770
   Non-cash gain from servicing asset....         8,791                --
   Cash gain (loss) from
    securitizations/NIM transactions.....        (4,664)             6,105
   Securitization expenses...............       (13,664)            (5,624)
   Accrued interest......................       (11,818)            (7,188)
   Write-down of NIR.....................        (5,900)            (5,175)
   General valuation provision for NIR...        (7,500)            (3,000)
   Provision for losses..................        (6,400)            (3,986)
   Non-refundable loan fees..............        47,933             24,514
   Premiums, net.........................       (58,816)           (24,739)
   Origination costs.....................       (62,783)           (28,716)
   Hedging losses........................        (6,185)            (1,729)
                                               --------           --------
   Gain on sale of loans.................      $105,060           $ 67,939
                                               ========           ========

  Whole loan sales for the year ended December 31, 1998, increased to $1.5 billion, or 117.0%, from $680.9 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases.

  Interest income for the year ended December 31, 1998 increased to $47.7 million, or 90.1%, from $25.1 million for the same period in 1997. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997. The average inventory held for sale for the year ended December 31, 1998, based on quarter-end balances, was $302.6 million, compared to $189.7 million for the corresponding period in 1997.

  Servicing income for the year ended December 31, 1998, increased to $23.7 million, or 321.3%, from $5.6 million for the year ended December 31, 1997, as a result of the increase in the servicing portfolio. Servicing income reflects servicing fees received on loans sold through servicing-retained whole loan sales or securitizations, as well as income recognized on residual cash flows from securitizations. The increase in servicing income for the year ended December 31, 1998 is also attributable to the increase in residual interests in securitizations, which increased from $97.3 million at December 31, 1997 to $205.4 million at December 31, 1998. In 1999, the Company expects to assume all servicing responsibilities that the Company is currently delegating to Advanta Mortgage Corp. as sub-servicer. The Company may be required to pay a relatively small penalty in connection with terminating the sub-servicing arrangement. At December 31, 1998, $457 million of the Company's $3.4 billion portfolio of loans serviced for others was being sub-serviced by Advanta.

RESIDUAL SECURITIES

  The carrying value of the Company's residual securities at December 31, 1998 and 1997 is summarized below:

                                                                1998     1997
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
     Carrying value of securities............................ $215,895 $100,260
     Less: General valuation allowance for NIR...............   10,500    3,000
                                                              -------- --------
         Net book value...................................... $205,395 $ 97,260
                                                              ======== ========

  In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security. The specific values set forth above were established and tested by a) changing prepayment speed assumptions and loss assumptions for each security to reflect actual experience and future expectations, and b) performing sensitivity analyses on the assumptions to assess the potential impact of a higher prepayment and lower loss scenario, and the potential impact of a lower prepayment and higher loss scenario.

  The following table summarizes the cash flow performance of the Company's securities:

                                               LIFE TO DATE FY 1998 4TH QTR 1998
                                               ------------ ------- ------------
                                                     (DOLLARS IN MILLIONS)
     Actual cash received.....................    $54.1      $44.6     $16.9
     Projected cash flow......................     50.8       42.7      16.1
                                                  -----      -----     -----
     Excess cash received.....................    $ 3.3      $ 1.9     $ 0.8
                                                  =====      =====     =====

  To date, the Company's overall cash flows on its residual interests are higher than the Company had projected. However, three of the early 1997 securitizations (1997 NC-1, NC-2 and NC-3) have experienced high prepayment speeds resulting in a remaining principal balance substantially lower than projected. In addition, in 1998 the Company repurchased certain delinquent loans and REO properties from these three securitizations due to delinquencies or defaults, which further increased the prepayment speeds of these three securitizations. Because the Company believes the future cash flows from these securitizations will be less than modeled cash flows, the Company recorded a $5.9 million reduction in the value of the residual securities from these three transactions in the fourth quarter of 1998.

  Total expenses for the year ended December 31, 1998, increased to $124.1 million, or 82.4%, from $68.0 million for the year ended December 31, 1997. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1997 to 1998 due primarily to (i) higher loan origination volume in the year ended December 31, 1998 compared to the same period in 1997; (ii) an increase in staffing from 1,151 employees at December 31, 1997 to 1,417 employees at December 31, 1998; and (iii) the addition of 34 wholesale sales offices and four retail sales offices from December 31, 1997 to December 31, 1998.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  The Company began lending operations in February 1996. Accordingly, results for the year ended December 31, 1996 do not reflect a full year of operation.

  The Company originated and purchased $2.0 billion in loans for the year ended December 31, 1997, compared to $356.9 million for the year ended December 31, 1996. Loans originated and purchased through the Company's Wholesale Division were $1.3 billion, or 64.4%, of total originations and purchases for the year ended December 31, 1997. Loans originated through the Company's Retail Division were $578.7 million, or 29.5%, of total originations and purchases for the year ended December 31, 1997. Loans purchased through bulk acquisition were $120.8 million, or 6.1% of total originations and purchases for the year ended December 31, 1997. For the same period in 1996, Wholesale and Retail originations and purchases totaled $290.4 million, or 81.4% and $66.5 million, or 18.6%, respectively, of total originations and purchases for such period. There were no bulk acquisitions in the year ended December 31, 1996.

  Total revenues for the year ended December 31, 1997 increased to $98.6 million, from $14.5 million for the year ended December 31, 1996, due primarily to the increase in loan originations and purchases and sales in 1997. Gain on sale of loans increased to $67.9 million for the year ended December 31, 1997, from $11.6 million for the year ended December 31, 1996 due to the increase in loans sales in 1997.

  The Company sold $1.8 billion in loans for the year ended December 31, 1997, of which $1.1 billion, or 62.3%, were sold through loan securitizations and the remainder represented whole loan sales. Securitizations included $63.7 million in loans that were acquired from a whole loan investor for the purpose of securitizing the loans.

  The components of the gain on sale of loans are illustrated in the following table:

                                          FOR THE YEAR ENDED FOR THE YEAR ENDED
                                          DECEMBER 31, 1997  DECEMBER 31, 1996
                                          ------------------ ------------------
                                                 (DOLLARS IN THOUSANDS)
   Gain from whole loan sale
    transactions.........................      $ 27,707           $15,335
   Non-cash gain from securitizations....        89,770               --
   Cash gain (loss) from
    securitizations/NIM transactions.....         6,105               --
   Securitization expenses...............        (5,624)              --
   Accrued interest......................        (7,188)              --
   Write-down of NIR.....................        (5,175)              --
   General valuation provision for NIR...        (3,000)              --
   Provision for losses..................        (3,986)             (706)
   Non-refundable loan fees..............        24,514             3,548
   Premiums, net.........................       (24,739)           (1,973)
   Origination costs.....................       (28,716)           (4,291)
   Hedging losses........................        (1,729)             (283)
                                               --------           -------
   Gain on sale of loans.................      $ 67,939           $11,630
                                               ========           =======

  During the fourth quarter of 1997, the Company experienced a shortfall in expected cash flows from its first five residuals as a result of (i) increases in prepayment speeds on loans, (ii) increases in the one-month LIBOR index used to calculate the monthly remittance to holders of the senior securities, and (iii) shortfalls in actual prepayment penalty income compared to expected prepayment penalty income. While initial prepayment speeds were not significantly different than the original assumptions used to record the residuals, the Company revised its assumptions to reflect the recent prepayment trends experienced to date and to take into consideration the high prepayment speeds that the Company anticipates to continue for the immediate future. The new assumptions, summarized below, resulted in a write-down of the residuals during the fourth quarter of 1997 of $5.2 million:

                                     SECURITIZATIONS AS OF DECEMBER 31, 1997
                          -------------------------------------------------------------------
                           NC-1      NC-2      NC-3      NC-4      NC-5      NC-6      NC-7
                          -------  --------  --------  --------  --------  --------  --------
                                             (DOLLARS IN THOUSANDS)
Origination principal
 balance of collateral..  $99,119  $129,337  $103,521  $279,368  $178,377  $164,990  $169,165
Weighted avg. life
 (years)................     3.15      3.32      3.41      3.39      3.49      4.28      4.28
Cumulative loss estimate
 as a percentage of
 original principal
 balance................     1.91%     1.91%     1.97%     1.98%     1.97%     2.08%     2.08%
Discount rate...........       12%       12%       12%       12%       12%       12%       12%

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

  The gain on securitization recorded by the Company represents the present value of the Company's estimate of future excess cash flows and is the NIR gain component of the residuals in the consolidated balance sheet. Accordingly, a comparison of the actual cash flows received to those projected cash flows used in estimating the fair of the residuals is the most significant measure of potential impairment of the residual. In future periods, the Company will recognize additional revenue from residuals if the actual performance of the mortgage loans is higher than the original estimate or the Company may increase the estimated fair value of the residuals. If the actual performance of the mortgage loans is lower than the original estimate, then an adjustment to the carrying value may be required if the estimated fair value of the residuals is less than the carrying value.

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

  Whole loan sales increased to $680.9 million for the year ended December 31, 1997, from $298.7 million for the corresponding period in 1996. This increase is the result of the increase in loan originations and purchases.

  Interest income increased to $25.1 million for the year ended December 31, 1997, from $2.8 million for the same period in 1996, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during the periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 1997 is the result of higher average inventory of loans held for sale compared to the corresponding period in 1996. The average inventory of loans held for sale for the year ended December 31, 1997, based on quarter-end balances, was $189.7 million, compared to $32.4 million for the corresponding period in 1996.

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

  Total expenses increased to $68.0 million for the year ended December 31, 1997, from $12.2 million for the year ended December 31, 1996. Interest expense increased due to the higher level of loan inventory and corresponding warehouse borrowing. All other expense components increased from 1996 to 1997 due primarily to (i) higher loan origination volume in the year ended December 31, 1997 compared to the same period in 1996; (ii) an increase in staffing from 333 employees at December 31, 1996 to 1,151 employees at December 31, 1997; and (iii) the addition of 22 wholesale sales offices and 54 retail sales offices from December 31, 1996 to December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Principal Financing Facilities. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans.

As of December 31, 1998, the Company had a $320.0 million warehouse line of credit led by U.S. Bank National Association which expires in May 1999 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At December 31, 1998, the balance outstanding under the warehouse line of credit was $191.9 million.

  Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. Within seven business days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of December 31, 1998, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

  As of December 31, 1998, the Company also had a $600 million aggregation facility with Salomon Smith Barney ("Salomon"), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At December 31, 1998, the balance outstanding under the aggregation facility was $152.1 million. In November 1998, the Company established a $3.0 million credit facility with an affiliate of Salomon secured by a newly-formed special purpose subsidiary of the Company that will hold residential properties owned by the Company from time to time pending their liquidation. This facility bears interest at a rate equal to the one month LIBOR plus 2.50%. As of December 31, 1998, the balance outstanding under this facility was $1.8 million.

  The Company's $250.0 million aggregation facility with Greenwich Capital matured on March 31, 1998 and the Company opted not to renew the facility. The Company also had a $100 million longer term aggregation facility with Salomon that it opted not to renew.

  The Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to the aggregation facility. The aggregation facility is paid down with the proceeds of loan sales and securitizations.

  The Company also has residual financing arrangements with Salomon, whereby Salomon provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interest or the formula used by the lead underwriter to determine the market value (which the underwriter may adjust in its discretion). The facilities bear interest at a rate based on the one month LIBOR. At December 31, 1998, the balance outstanding under these facilities was $122.3 million.

  The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the Salomon aggregation line and the residual financing facility in order to finance its continued operations. If either Salomon or U.S. Bank decided not to renew its credit facility with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source.

  Industry Liquidity Environment. In the third and fourth quarters of 1998, the financing environment for sub-prime mortgage lenders like the Company became more difficult. Some investment and commercial banks withdrew or substantially curtailed their warehouse and/or aggregation financing commitments. Others continued lending to sub-prime originators, but on less favorable terms. Partly as a consequence of these liquidity problems, several relatively large sub-prime mortgage lenders have declared bankruptcy since the third quarter of 1998. The Company believes that as a result of these bankruptcies, some investment and commercial banks will be less willing to renew or expand their remaining commitments to sub-prime mortgage lenders.

  Strategy for 1999. In 1999, the Company intends to diversify its financing sources in order to reduce its reliance on single sources of warehouse, aggregation and residual financing. The Company may also moderately expand its borrowing capacity if needed to finance expanded levels of loan production and securitization, although at present the Company believes its existing credit facilities are large enough to accommodate its current production levels.

  Because of the difficult liquidity environment in the sub-prime mortgage industry, there can be no assurance that the Company will be able to establish alternative credit facilities on terms comparable to those in its existing Salomon and U.S. Bank facilities. In addition, Salomon Smith Barney has recently experienced professional staff changes and structural reorganizations in the division responsible for providing the Company's aggregation and residual financing. As a consequence, there can be no assurance that Salomon will continue to renew its aggregation and residual financing facilities on terms as favorable as the Company's current borrowing terms.

  Cash Flow. The Company's negative cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale and correspondent lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under its current warehouse facility;
(v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to receive cash flows during 1999; and (vi) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facility; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income. For the year ended December 31, 1998, the Company's operations used approximately $68.6 million in cash, which is primarily attributable to cash invested in the OC Accounts. As a result of its strategy to grow its loan origination, purchase and securitization programs, the Company expects that its operating uses of cash may continue to exceed its operating sources of cash.

  Other Borrowings. The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of December 31, 1998, the balance outstanding under this facility was $4.0 million, and the weighted-average interest rate was 8.8%.

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

  The Company had various non-revolving operating lease agreements totaling $14.1 million at December 31, 1998, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance. As of December 31, 1998, the Company had fully utilized the financing available under these facilities.

  In November 1998, in connection with the sale of 20,000 shares of Series 1998A Convertible Preferred Stock, the Company received $20.0 million in cash from U.S. Bank, the proceeds of which were used to pay down outstanding borrowings under the warehouse line of credit. Long-term, the proceeds are expected to provide the Company some flexibility in its secondary marketing strategy, because the decision to sell loans in the whole loan market rather than through securitization will be based on current market conditions rather than the need to create cash flow.

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

  Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to manage risk. Management is in the process of assessing the impact of implementing SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify in accordance with the provisions of SFAS No. 115 the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management has determined that application of this statement should not have a material impact on the Company's financial condition or results of operations.

YEAR 2000

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

THE COMPANY'S YEAR 2000 STRATEGY

  The Company is in the midst of implementing its plan (the "Y2K Plan" or the "Plan") to prepare for the Year 2000 issue. The Plan consists of (i) evaluating the Company's exposure to Year 2000 problems, (ii) having its major systems certified and tested as Year 2000 ready, (iii) obtaining certifications and/or responses to detailed questionnaires from its major vendors regarding their Year 2000 readiness, and (iv) establishing contingency plans. The Company believes it will complete implementation of the Plan by June 30, 1999.

PROGRESS REPORT

  In order to spearhead implementation of the Year 2000 effort, in 1998 the Company established a Year 2000 Task Group (the "Group"). The Group divided the Plan implementation process into four categories: 1) Hardware, 2) Non-Information Technology (e.g., telephone systems, pagers, etc.), 3) Software, and 4) Outside Vendors.

  Hardware--The Company's most important hardware systems are its computer file servers located at the Company's headquarters and regional operating centers. The Group has contacted the manufacturers of those systems in order to obtain certification of Year 2000 readiness. Because the Company was not formed until late 1995 and did not commence lending operations until February 1996, most of these systems are relatively new and were manufactured to be Year 2000 ready. The Group expects to complete the process of obtaining the certificates by early April 1999.

  In addition, in March 1999, the Group commenced testing of each of the hardware systems to confirm that they are able to function properly in a Year 2000 simulation. The Group currently expects that the hardware testing process will be complete by the end of April 1999. Any repair or replacement of systems that are found to be unready will take place by the end of the second quarter of 1999.

  Non-Information Technology--The Group is also in the process of contacting the vendors of its principal Non-IT systems in order to obtain certificates of Year 2000 readiness. The Company's material Non-IT systems include its telephone, paging, voice-mail and telemarketing systems. Because most of these systems were purchased after 1995, the majority of these systems were designed and manufactured to be Year 2000 ready. To date, the Company has received certifications of Year 2000 readiness with respect to its telephone, voice-mail and telemarketing systems, and is awaiting similar certification for its paging systems. The Group currently expects to receive Year 2000 readiness certification with respect to its remaining material Non-IT systems by the end of the second quarter. If the manufacturer of any such system is not willing to provide the requested certification, the Group will decide whether or not to replace that system.

  Software--The Group is in the process of evaluating all material software applications for Year 2000 readiness. The Company's material software applications include its loan origination, accounting and servicing software, as well as the general word processing and spreadsheet programs used by the majority of the Company's employees. Because most of the Company's material software applications were purchased in the last three years, most of this software was designed to be Year 2000 ready.

  The Company has commenced testing each material software system for Year 2000 readiness, and expects to complete this process by the middle of the second quarter of 1999. The Group currently expects to complete the process of bringing non-compliant software into Year 2000 readiness by the end of the second quarter of 1999.

  Outside Vendors--The Group has identified its outside vendor relationships as a significant area of uncertainty with respect to Year 2000 readiness. The Company is dependent on many vendors, both for the origination of loans and for their subsequent sale or securitization. If one or more of the Company's principal vendors experiences significant business disruption as a result of the Year 2000 issue, it could have a material adverse effect on the Company's business, results of operations and financial condition.

  For example, if the Company's warehouse line of credit is not functioning properly, the Company may be unable to fund loans. Similarly, if other major origination-related vendors such as credit reporting agencies, title companies, appraisers and county recorders are not operating, the Company's ability to originate loans could be significantly impaired.

  In order to mitigate the risks related to outside vendors, the Group is developing a detailed questionnaire to be distributed by early in the second quarter of 1999 to the Company's principal vendors who have not provided satisfactory Year 2000 readiness certificates. Based on the responses, the Group may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Group expects that the process of evaluating and working with outside vendors will continue into the second quarter of 1999.

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

COSTS

  The Company has budgeted up to $1,000,000 for implementation of the Plan to cover the costs of evaluating systems, upgrading or replacing non-compliant systems and hiring an outside Year 2000 consultant. Although the Group believes this amount will be sufficient to meet the costs of the Company's Year 2000 readiness efforts, there can be no assurance that the costs to implement the Plan will not significantly exceed the Company's current estimates. To date, expenditures for Year 2000 readiness have been approximately $150,000.

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

  A separate and equally difficult risk posed to the Company by the Year 2000 issue is that disruptions in its customers' financial condition will reduce demand for its products. If consumer confidence is impaired, loan originations might decline. Similarly, if the financial institutions who are purchasers of the Company's whole loans or mortgage-backed securities suffer business disruptions from the Year 2000-related problems, the secondary market demand and pricing for the Company's loans may decline.

  In short, while the Company is committed to attempt to prevent Year 2000-related harms, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations or financial condition.

SAFE HARBOR STATEMENT

  The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance. The forward-looking statements and associated risks may include or relate to: (i) the Company's ability to increase retail loan production through geographical expansion and increased consumer marketing efforts, (ii) the Company's intention to focus on improving the Retail Division's profitability by controlling costs, (iii) the Company's plan of opening new retail offices with direct mail and telemarketing, and closing the new offices if they do not reach break-even operations within five to eight months, (iv) the Company's ability to increase consumer marketing, expand Internet loan origination efforts and initiate a broader national marketing program to increase brand recognition, (v) the belief that the Company will be able to expand its Wholesale Division through geographic expansion and greater penetration in existing markets and by improving computer and other support systems and expanding product offerings, (vi) the Company's ability to continue to reduce the "all-in acquisition cost" per loan, (vii) the Company's intention to diversify its financing sources, (viii) the Company's plan to diversify whole loan sale and securitization channels, (ix) the Company's objective of reaching cash-neutral operations, (x) the Company's plan to improve communication of secondary marketing conditions to its production units, (xi) the Company's plan to reduce the number of loans the Company is forced to sell at a loss, (xii) the Company's ability to successfully implement the various aspects of the U.S. Bancorp strategic alliance, (xiii) the Company's intention to continue to evaluate potential acquisitions and strategic alliances with mortgage originators, (xiv) the Company's ability to periodically modify its Underwriting Guidelines to reflect market conditions, (xv) the success of the Company's recent restructuring to isolate its secondary marketing operations in NC Capital Corporation, (xvi) the adequacy of the write-down in the value of the residual securities from 1997-NC-1, NC-2 and NC-3, (xvii) the intention that the Company will continue to execute NIM private placement transactions as part of its overall securitization strategy, (xviii) the expectation that the Company will take over servicing of the loans currently being sub-serviced by Advanta by the second or third quarter of 1999, (xix) the intention that the Company may repurchase additional loans from its securitizations if necessary to avoid disruption of cash flow to the Company, (xx) the Company's intention to mitigate interest rate risk through hedging, (xxi) the belief that the Company's practices comply with applicable rules and regulations in all material respects, (xxii) the belief that the Company's relations with its employees are satisfactory, (xxiii) the belief that the Company's litigation, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations, (xxiv) the Company's intention to continue to pursue a balanced secondary marketing strategy consisting of both whole loan sales and securitizations, (xxv) the accuracy of the Company's assumptions underlying valuation of its residual securities and their effect on the anticipated returns and future cash flow to the Company from its residual securities, (xxvi) the Company's ability to maintain adequate financing to fund its operations, (xxvii) the Company's belief that its existing credit facilities are large enough to accommodate its current production levels, (xxviii) the belief that the Company will complete implementation of its Year 2000 Plan by June 30, 1999, and (xxix) the expectation that the amount budgeted for implementation of the Year 2000 Plan will be adequate.

  The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from these in the forward-looking statements, including, without limitation, the following:
(i) the Company's access to funding sources and its ability to renew, replace or add to its existing credit facilities on terms comparable to the current terms; (ii) the condition of the secondary market for whole loans, (iii) the condition of the markets for mortgage-backed securities and the senior bonds issued in NIM transactions, (iv) an increase in the prepayment speed or default rate of the Company's borrowers; (v) management's ability to manage the Company's past growth and planned expansion; (vi) the effect of changes in interest rates; (vii) the effect of the competitive pressures from other sub-prime lenders or suppliers of credit in the Company's market; (viii) the negative impact of economic slowdowns or recessions; (ix) the ability of the Company to attract, retain and motivate qualified personnel; and (x) the ability of the Company's servicing operations to absorb the growing volume of loans being serviced by the Company. Results actually achieved may differ materially from expected results in these statements. Several of these risks are discussed in greater detail in the "Risk Factors" section of the preceding "Business" section. Any of the factors described above in the "Risk Factors" section could cause the Company's financial results, including its net income or growth in net income, to differ materially from prior results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company carries interest-sensitive assets on its balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, the Company is subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact the Company's net interest income, as well as the fair value of its residual interests in securitizations and interest-only strips. The Company employs hedging strategies from time to time to manage the interest-rate risk inherent in its assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause the value of the Company's assets to decline, and result in losses when movements in interest rates cause the value of the Company's assets to increase.

  The following table illustrates the timing of the re-pricing of the Company's interest-sensitive assets and liabilities as of December 31, 1998. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of the Company's loans receivable held for sale will be sold in the first six months of 1999. In addition, the timing of re-pricing or maturity of the Company's residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for further details).

                          ZERO TO SIX SIX MONTHS    1-2     3-4      5-6
      DESCRIPTION           MONTHS    TO ONE YEAR  YEARS   YEARS    YEARS   THEREAFTER  TOTAL
      -----------         ----------- ----------- ------- -------- -------- ---------- --------
INTEREST-SENSITIVE
 ASSETS:
Cash and cash
 equivalents............   $ 30,875     $   --    $   --  $    --  $    --   $    --   $ 30,875
Loans receivable held
 for sale, net..........    367,836         --        --       --       --        --    367,836
Residual interests in
 securitizations........     58,593      16,283    84,596   13,071    6,557    26,295   205,395
Interest only strips....        546         528       768      495      321     2,369     5,027
                           --------     -------   ------- -------- --------  --------  --------
TOTAL INTEREST-SENSITIVE
 ASSETS.................    457,850      16,811    85,364   13,566    6,878    28,664   609,133
INTEREST-SENSITIVE
 LIABILITIES:
Warehouse and
 aggregation lines of
 credit.................    345,843         --        --       --       --        --    345,843
Residual financing
 payable................    122,298         --        --       --       --        --    122,298
Notes payable...........      1,015         946     1,410      614      --        --      3,985
                           --------     -------   ------- -------- --------  --------  --------
TOTAL INTEREST-SENSITIVE
 LIABILITIES............    469,156         946     1,410      614      --        --    472,126
EXCESS OF INTEREST-
 SENSITIVE ASSETS OVER
 INTEREST-SENSITIVE
 LIABILITIES............    (11,306)     15,865    83,954   12,952    6,878    28,664   137,007
                           --------     -------   ------- -------- --------  --------  --------
CUMULATIVE NET INTEREST-
 SENSITIVITY GAP........   $(11,306)    $ 4,559   $88,513 $101,465 $108,343  $137,007
                           ========     =======   ======= ======== ========  ========


  Significant assumptions used to derive the figures in the table above include (i) loans receivable held for sale are expected to be sold within six months, (ii) residual interests in securitizations and interest only strips are assumed to re-price when the underlying loans re-price, (iii) warehouse, aggregation and residual financing facilities all re-price monthly, and (iv) notes payable, which are fixed over their terms, re-price at maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is set forth in "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names and ages of the executive officers of the Company and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding the Company's directors will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998, under the caption "Board of Directors and Committees of the Board" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998 under the captions "Executive Compensation," "Board of Directors and Committees of the Board," "Report of Compensation Committee," "Performance Graph," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998 under the caption "Security Ownership of Principal Stockholders and Management," and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1998 under the caption "Certain Relationships and Related Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)The following documents are filed as part of this report:

    1. Consolidated Financial Statements--See "Index to Consolidated Financial Statements"

    2. Consolidated Financial Statement Schedule--See "Index to
    Consolidated Financial Statements"

    3. Exhibits--See "Exhibit Index"

  (b) Reports on Form 8-K. On December 8, 1998 the Company filed a report on Form 8-K regarding U.S. Bancorp's November 24, 1998 purchase of 20,000 shares of the Company's Series 1998A Convertible Preferred Stock.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW CENTURY FINANCIAL CORPORATION

                                                  /s/ Brad A. Morrice
                                          By: _________________________________
                                                      Brad A. Morrice
                                                Vice Chairman, President and
                                                         Secretary

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

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

      /s/ Brad A. Morrice            Vice Chairman, President,     March 30, 1999
____________________________________  Secretary and Director
          Brad A. Morrice

    /s/ Edward F. Gotschall          Vice Chairman, Chief          March 30, 1999
____________________________________  Financial Officer and
        Edward F. Gotschall           Director

       /s/ Robert K. Cole            Chairman of the Board and     March 30, 1999
____________________________________  Chief Executive Officer
           Robert K. Cole

      /s/ Steven G. Holder           Vice Chairman, Chief          March 30, 1999
____________________________________  Operating Officer
          Steven G. Holder            Production/Operations and
                                      Director

      /s/ John C. Bentley            Director                      March 30, 1999
____________________________________
          John C. Bentley

     /s/ Fredric J. Forster          Director                      March 30, 1999
____________________________________
         Fredric J. Forster

   /s/ Francis J. Partel, Jr.        Director                      March 30, 1999
____________________________________
       Francis J. Partel, Jr.

      /s/ Michael M. Sachs           Director                      March 30, 1999
____________________________________
          Michael M. Sachs

    /s/ Terrence P. Sandvik          Director                      March 30, 1999
____________________________________
        Terrence P. Sandvik

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Certificate of Incorporation(1)
  3.2    First Amended and Restated Certificate of Incorporation of the
          Company(1)
  3.3    Certificate of Designation for Series 1998A Convertible Preferred
          Stock(2)
  3.4    Bylaws of the Company(1)
  3.5    First Amended and Restated Bylaws of the Company(1)
  4.1    Specimen Stock Certificate(1)
  4.2    Specimen Series 1998A Convertible Preferred Stock Certificate
 10.1    Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)
 10.2    1995 Stock Option Plan, as amended (incorporated by reference from the
          Company's Form S-8 Registration Statement (No. 333-53665) as filed with the Securities and Exchange Commission on May 27, 1998)
 10.3    Founding Managers' Incentive Compensation Plan(1)
 10.4    Agreement by and between New Century Mortgage Corporation and Advanta
          Mortgage Corporation USA dated April 4, 1996, as amended on January
          1, 1997(1)
 10.5    Sub-Servicing Agreement by and between New Century Mortgage
          Corporation and Advanta Mortgage Corp. USA dated February 1, 1997(1)
 10.6    Amended and Restated Credit Agreement by and between New Century
          Mortgage Corporation and First Bank National Association dated
          October 25, 1996, as amended on December 31, 1996, March 14, 1997,
          March 28, 1997 and April 16, 1997(1)
 10.7    Form of Warrant to Purchase Common Stock(1)
 10.8    Pooling and Servicing Agreement by and among Salomon Brothers Mortgage
          Securities VII, Inc. ("Salomon"), New Century Mortgage Corporation
          and First Trust National Association, dated February 1, 1997, incorporated by reference from the Form 8-K, dated February 27, 1997, filed by Salomon with the Securities and Exchange Commission(1)
 10.9    Agreement by and between Salomon Brothers Realty Corp. and New Century
          Mortgage dated November 4, 1996(1)
 10.10   Form of Founding Managers' Employment Agreement(1)
 10.11   Office Building Lease by and between Koll Center Irvine Number Two and
          New Century Financial Corporation dated April 11, 1997(1)
 10.12   Registration Rights Agreement, dated May 30, 1997, by and between the
          Company and certain stockholders of the Company(1)
 10.13   Form of Equalization Option granted to two executive officers of the
          Company(1)
 10.14   Amended and Restated 1995 Stock Option Plan(1)
 10.15   Stock Purchase Agreement, dated May 30, 1997, by and between the
          Company and Comerica(1)
 10.16   New Century Financial Corporation Comerica Warrant to Purchase Common
          Stock issued to Comerica on May 30, 1997(1)
 10.17   Fifth Amendment to the Amended and Restated Credit Agreement between the Company and First Bank National Association, dated June 25, 1997
          (incorporated by reference from the Company's Quarterly Report on
          Form 10-Q as filed with the Securities and Exchange Commission on
          August 13, 1997)

 EXHIBIT
 NUMBER                               DESCRIPTION
 -------                              -----------
 10.18   Second Amended and Restated Credit Agreement by and between the
          Company and First Bank National Association, dated July 31, 1997
          (incorporated by reference from the Company's Quarterly Report on
          Form 10-Q as filed with the Securities and Exchange Commission on
          November 13, 1997)
 10.19   First Amendment to Second Amended and Restated Credit Agreement by
          and between New Century Mortgage Corporation and First Bank National
          Association, dated November 26, 1997(3)
 10.20   Second Amendment to Second Amended and Restated Credit Agreement by
          and between New Century Mortgage Corporation and First Bank National
          Association, dated December 22, 1997(3)
 10.21   Third Amendment to Second Amended and Restated Credit Agreement by
          and between New Century Mortgage Corporation and First Bank National
          Association, dated February 27, 1998(3)
 10.22   Office Building Lease by and between AGBRI Cowan and New Century
          Financial Corporation dated November 6, 1997(3)
 10.23   Employee Stock Purchase Plan (incorporated by reference from the
          Company's Form S-8 Registration Statement (No. 333-36129) as filed with the Securities and Exchange Commission on September 22, 1997)
 10.24   Merger Agreement, dated as of December 17, 1997, by and among New
          Century, NC Acquisition Corp., PWF, Kirk Redding and Paul Akers
          (incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 26, 1998)
 10.25   First Amendment to Merger Agreement, dated January 12, 1998, by and among New Century, NC Acquisition Corp., PWF, Kirk Redding and Paul
          Akers (incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 26,
          1998)
 10.26   Master Loan and Security Agreement by and between New Century
          Mortgage Corp. and Greenwich Capital Financing Products, Inc., dated
          November 18, 1997(3)
 10.27   Letter Agreement by and between New Century Mortgage Corp. and
          Salomon Brothers Realty Corp., dated August 27, 1997(3)
 10.28   Master Lease Agreement by and between New Century Mortgage
          Corporation and General Electric Capital Corporation, dated as of
          October 24, 1997(3)
 10.29   Sub-Servicing Agreement by and between New Century Mortgage
          Corporation and Comerica Mortgage Corporation, dated September 15,
          1997(3)
 10.30   First Amendment to Founding Managers' Incentive Compensation Plan
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q as filed with the Securities and Exchange Commission on May 15,
          1998)
 10.31   Letter Agreement dated March 31, 1998 among Salomon Brothers Realty
          Corp., Salomon Brothers Inc and New Century Mortgage Corporation
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q as filed with the Securities and Exchange Commission on May 15,
          1998)
 10.32   Fourth Amendment to Second Amended and Restated Credit Agreement
          between the Company and U.S. Bank National Association dated May 1,
          1998 (incorporated by reference to the Company's Quarterly Report on
          Form 10-Q as filed with the Securities and Exchange Commission on
          August 14, 1998)
 10.33   Third Amended and Restated Credit Agreement between the Company and
          U.S. Bank National Association dated May 29, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1998)

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.34   First Amendment to Third Amended and Restated Credit Agreement between the Company and
          U.S. Bank National Association dated July 27, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1998)
 10.35   Second Amendment to Third Amended and Restated Credit Agreement
          between the Company and U.S. Bank National Association dated June 30,
          1998(incorporated by reference to the Company's Quarterly Report on
          Form 10-Q as filed with the Securities and Exchange Commission on
          November 13, 1998)
 10.36   Third Amendment to Third Amended and Restated Credit Agreement between the Company and
          U.S. Bank National Association dated November 23, 1998
 10.37   Fourth Amendment to Third Amended and Restated Credit Agreement
          between the Company and U.S. Bank National Association dated December
          11, 1998
 10.38   Termination Agreement by and among the Company, Comerica Mortgage
          Corporation and Comerica Incorporated, dated as of June 26, 1998
          (incorporated by reference to the Company's Quarterly Report on Form
          10-Q as filed with the Securities and Exchange Commission on August
          14, 1998)
 10.39   Deferred Compensation Plan (incorporated by reference from the
          Company's Form S-8 Registration Statement (No. 333-68467) as filed with the Securities and Exchange Commission on December 7, 1998)
 10.40   Schedule listing the securitization pools currently being serviced by
          New Century Mortgage Corporation. Example of Current Form of Pooling
          and Servicing Agreement by and among Salomon Brothers Mortgage
          Securities VII, Inc. ("Salomon"), New Century Mortgage Corporation
          and U.S. Bank National Association, dated September 1, 1998
          (incorporated by reference from Salomon's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 8,
          1998)
 10.41   Preferred Stock Purchase Agreement, dated as of October 18, 1998, between the Company and
          U.S. Bancorp(2)
 10.42   Registration Rights Agreement, dated as of November 24, 1998, between the Company and
          U.S. Bancorp(2)
 10.43   Flow Purchase Agreement, dated as of November 24, 1998, between New
          Century Mortgage Corporation and U.S. Bank National Association,
          ND(2)
 10.44   Service Provider Agreement, dated as of November 24, 1998, between New
          Century Mortgage Corporation and U.S. Bank National Association,
          ND(2)
 10.45   Form of Founding Managers' Shareholder Agreement, dated November 24,
          1998
 10.46   Form of Amendment No. 1 to Founding Managers' Employment Agreement,
          dated November 24, 1998
 10.47   Form of Founding Managers' Employment Agreement, dated January 1, 1999
 10.48   Patrick Flanagan Employment Agreement, dated January 1, 1999
 10.49   Letter Agreement by and between NC Capital Corporation, New Century
          Mortgage Corporation and Salomon Brothers Realty Corp., dated
          December 11, 1998
 10.50   Non-qualified Stock Option Agreement dated September 17, 1998 between the Company and Fredric J. Forster.
 21.1    List of Subsidiaries
 23.1    Consent of KPMG LLP
 27.1    Financial Data Schedule

--------
(1) Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the Securities and Exchange Commission on June 23, 1997.

(2) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1997 on file with the Securities and Exchange Commission.

                       NEW CENTURY FINANCIAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
Independent Auditors' Report..........................................    F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997........    F-3
  Consolidated Statements of Earnings for the years ended December 31,
   1998, 1997 and 1996................................................    F-4
  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 1998, 1997 and 1996.......................    F-5
  Consolidated Statements of Cash Flows for the years ended December
   31, 1998, 1997 and 1996............................................    F-6
  Notes to Consolidated Financial Statements for the years ended
   December 31, 1998 and 1997.........................................    F-7

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
New Century Financial Corporation:

  We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Orange County, California
January 26, 1999

                       NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                            1998      1997
                                                          --------  --------
                         ASSETS
                         ------
Cash and cash equivalents................................ $ 30,875  $ 12,701
Loans receivable held for sale, net (notes 2 and 7)......  356,975   276,506
Residual interests in securitizations (notes 3 and 7)....  205,395    97,260
Mortgage servicing asset (note 4)........................    8,665       --
Accrued interest receivable..............................    1,536     3,974
Office property and equipment (notes 6 and 8)............    3,644     4,289
Prepaid expenses and other assets (notes 5, 9 and 13)....   17,637     3,398
                                                          --------  --------  ---
                                                          $624,727  $398,128
                                                          ========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Warehouse and aggregation lines of credit (note 7)....... $345,843  $255,363
Residual financing payable (note 7)......................  122,298    53,427
Notes payable (note 8)...................................    3,985     3,222
Income taxes payable (note 11)...........................    1,690     1,789
Accounts payable and accrued liabilities (notes 10 and
 13).....................................................   16,056    15,454
Deferred income taxes (note 11)..........................   20,242     8,037
                                                          --------  --------
                                                           510,114   337,292
                                                          --------  --------

Stockholders' equity (notes 13 and 14):
  Preferred stock, $.01 par value. Authorized 7,500,000
   shares:
    Series 1998-A convertible preferred stock--issued and
     outstanding 20,000 and 0 shares at December 31, 1998
     and 1997, respectively..............................      --        --
    Series B convertible preferred stock no shares--
     issued and outstanding..............................      --        --
  Common stock, $.01 par value. Authorized 45,000,000
   shares; issued 14,517,242 and 14,165,974 shares and
   outstanding 14,473,566 and 14,165,974 shares at
   December 31, 1998 and 1997, respectively..............      145       142
  Additional paid-in capital.............................   65,241    43,486
  Retained earnings, restricted..........................   49,953    18,996
  Deferred compensation costs............................     (726)   (1,788)
                                                          --------  --------
      Total stockholders' equity.........................  114,613    60,836
Commitments and contingencies (notes 10 and 12)..........
                                                          --------  --------
                                                          $624,727  $398,128
                                                          ========  ========  ===


          See accompanying notes to consolidated financial statements.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1998    1997    1996
                                                       -------- ------- -------
Revenues:
  Gain on sales of loans (note 2)..................... $105,060 $67,939 $11,630
  Interest income (note 2)............................   47,655  25,071   2,846
  Servicing income (note 3)...........................   23,692   5,623      29
                                                       -------- ------- -------
    Total revenues....................................  176,407  98,633  14,505
                                                       -------- ------- -------
Expenses:
  Personnel...........................................   41,345  24,840   6,083
  General and administrative (note 15)................   29,154  14,501   2,456
  Interest............................................   40,328  20,579   1,941
  Advertising and promotion...........................    8,681   5,620   1,169
  Servicing...........................................    1,840   1,536     269
  Professional services...............................    2,751     965     282
                                                       -------- ------- -------
    Total expenses....................................  124,099  68,041  12,200
                                                       -------- ------- -------
    Earnings before income taxes......................   52,308  30,592   2,305
Income taxes (note 11)................................   21,193  12,849     970
                                                       -------- ------- -------
    Net earnings...................................... $ 31,115 $17,743 $ 1,335
                                                       ======== ======= =======
Basic earnings per share (note 18).................... $   2.20 $  2.18 $  2.53
                                                       ======== ======= =======
Diluted earnings per share (note 18).................. $   2.03 $  1.40 $  0.20
                                                       ======== ======= =======

          See accompanying notes to consolidated financial statements.

                       NEW CENTURY FINANCIAL CORPORATION
                               AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                (IN THOUSANDS)

                                      SERIES A  SERIES B                                 RETAINED
                           PREFERRED  PREFERRED PREFERRED   COMMON    COMMON ADDITIONAL  EARNINGS
                            SHARES      STOCK     STOCK     SHARES    STOCK   PAID-IN   (DEFICIT),   DEFERRED
                          OUTSTANDING  AMOUNT    AMOUNT   OUTSTANDING AMOUNT  CAPITAL   RESTRICTED COMPENSATION  TOTAL
                          ----------- --------- --------- ----------- ------ ---------- ---------- ------------ --------
Balance, December 31,
 1995...................     5,820      $  54     $   4        529     $  6   $ 3,086    $   (82)    $   --     $  3,068
Net earnings............       --         --        --         --       --        --       1,335         --        1,335
                            ------      -----     -----     ------     ----   -------    -------     -------    --------
Balance, December 31,
 1996...................     5,820         54         4        529        6     3,086      1,253         --        4,403
Proceeds from issuance
 of common stock........       --         --        --       7,447       74    36,129        --          --       36,203
Conversion of preferred
 stock..................    (5,820)       (54)       (4)     5,820       58       --         --          --          --
Issuance of warrants....       --         --        --         --       --      1,500        --          --        1,500
Issuance of restricted
 stock..................       --         --        --         370        4     2,771        --          --        2,775
Unamortized deferred
 compensation...........       --         --        --         --       --        --         --       (1,788)     (1,788)
Net earnings............       --         --        --         --       --        --      17,743         --       17,743
                            ------      -----     -----     ------     ----   -------    -------     -------    --------
Balance, December 31,
 1997...................       --         --        --      14,166      142    43,486     18,996      (1,788)     60,836
Proceeds from issuance
 of common stock........       --         --        --         317        1       830        --          --          831
Issuance of common stock
 for acquisition of
 subsidiary.............       --         --        --          19        2     1,998        --          --        2,000
Proceeds from issuance
 of preferred stock.....        20        --        --         --       --     20,000        --          --       20,000
Cancellation of
 warrants...............       --         --        --         --       --       (825)       --          --         (825)
Issuance of restricted
 stock..................       --         --        --          16      --        174        --          --          174
Purchase of treasury
 stock..................       --         --        --         (44)     --       (422)       --          --         (422)
Amortization of deferred
 compensation...........       --         --        --         --       --        --         --        1,062       1,062
Net earnings............       --         --        --         --       --        --      31,115         --       31,115
Preferred stock
 dividends..............       --         --        --         --       --        --        (158)        --         (158)
                            ------      -----     -----     ------     ----   -------    -------     -------    --------
Balance, December 31,
 1998...................        20      $ --      $ --      14,474     $145   $65,241    $49,953     $  (726)   $114,613
                            ======      =====     =====     ======     ====   =======    =======     =======    ========

         See accompanying notes to consolidated financial statements.

                       NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                               1998         1997        1996
                                            -----------  -----------  ---------
Cash flows from operating activities:
  Net earnings............................  $    31,115  $    17,743  $   1,335
  Adjustments to reconcile net earnings to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization..........        3,900        2,835        260
   Deferred income taxes..................       12,205        7,909        128
   NIR gains..............................     (168,065)     (89,770)       --
   Initial deposits to over-
    collateralization accounts............      (64,942)     (20,445)       --
   Deposits to over-collateralization
    accounts..............................      (31,284)     (11,376)       --
   Release of cash from over-
    collateralization accounts............       27,658       10,597        --
   Non-cash servicing gains...............       (8,791)         --         --
   Amortization of NIR....................       15,935        5,559        --
   Write down of NIR......................        5,900        5,175        --
   General valuation provision for NIR....        7,500        3,000        --
   Net proceeds from NIMS transactions....       99,163          --         --
   Provision for losses...................        6,400        3,986        706
   Loans originated or acquired for sale..   (3,326,027)  (1,968,842)  (357,727)
   Loan sales, net........................    3,198,221    1,740,800    298,713
   Principal payments on loans receivable
    held for sale.........................       37,440        9,526        418
   Increase in warehouse and aggregation
    lines of credit.......................       90,480      199,704     55,659
   Net increase (decrease) in other assets
    and liabilities.......................       (5,432)       5,439      1,028
                                            -----------  -----------  ---------
     Net cash provided by (used in)
      operating activities................      (68,624)     (78,160)       520
                                            -----------  -----------  ---------
Cash flows from investing activities:
  Purchase of office property and
   equipment, net of sales................       (1,603)      (3,706)    (1,834)
  Net assets acquired of subsidiary.......       (1,642)         --         --
                                            -----------  -----------  ---------
     Net cash used in investing
      activities..........................       (3,245)      (3,706)    (1,834)
                                            -----------  -----------  ---------
Cash flows from financing activities:
  Net proceeds from residual financing....       68,871       53,427        --
  Net proceeds from notes payable.........          763        1,896      1,326
  Proceeds from issuance of stock.........       20,831       36,203        --
  Repurchase of treasury stock............         (422)         --         --
                                            -----------  -----------  ---------
     Net cash provided by financing
      activities..........................       90,043       91,526      1,326
                                            -----------  -----------  ---------
     Net increase in cash and cash
      equivalents.........................       18,174        9,660         12
Cash and cash equivalents at beginning of
 period...................................       12,701        3,041      3,029
                                            -----------  -----------  ---------
Cash and cash equivalents at end of
 period...................................  $    30,875  $    12,701  $   3,041
                                            ===========  ===========  =========
Supplemental cash flow disclosure:
  Interest paid...........................  $    40,467  $    19,135  $   1,738
  Income taxes............................        9,087        3,990          3
                                            ===========  ===========  =========
Supplemental non-cash financing
 activities:
  Restricted stock issued to founding
   managers...............................  $       174  $     2,775  $     --
  Stock issued in connection with
   acquisition............................        2,000          --         --
  Warrants issued to Comerica.............          --         1,500        --
  Conversion of preferred stock...........          --            58        --
                                            ===========  ===========  =========

          See accompanying notes to consolidated financial statements.

              NEW CENTURY FINANCIAL CORPORATION AND SUBISIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Organization

  New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly owned subsidiary, commenced operations in February 1996 and is a specialty finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single family residences. PWF Corporation (Primewest), a retail sub-prime originator, is a wholly owned subsidiary acquired in January 1998. NC Capital Corporation, a wholly owned subsidiary of New Century Mortgage Corporation, was formed in December 1998 to conduct the secondary marketing activities of the Company.

 (b) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, New Century Mortgage Corporation and Primewest Funding Corporation. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

 (c) Cash and Cash Equivalents

  For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

 (d) Loans Receivable Held for Sale

  Mortgage loans held for sale are stated at the lower of amortized cost or market as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis.

  Interest on loans receivable held for sale is credited to income as earned. Interest is accrued only if deemed collectible.

 (e) Gain on Sales of Loans

  Gains or losses resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold.

  Loan sales and securitizations are accounted for as sales when control of these loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the loans are measured by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values at the date of transfer.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 (f) Hedging

  The Company uses various hedging strategies from time to time to provide protection against interest rate risk on its fixed-rate mortgage loans. These strategies include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company recognizes the gain or loss on hedge positions in the same period as the related asset hedged is sold. The Company had no open hedge positions or unrecognized gains or losses at December 31, 1998.

 (g) Allowance for Losses

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

 (h) Office Property and Equipment

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

 (i) Goodwill

  Goodwill, recorded in connection with the January 1998 acquisition of Primewest, totaled $3.6 million and is being amortized over a seven-year period using the straight-line method. At December 31, 1998, accumulated amortization was $503,000.

 (j) Financial Statement Presentation

  The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities and net working capital as of December 31, 1998 as follows (dollars in thousands):

       Current assets................................................. $403,341
       Current liabilities............................................  487,848
                                                                       --------
       Net working capital............................................ $(84,507)
                                                                       ========

  Current assets include the portion of the residual interests in securitizations expected to be collected within one year, while current liabilities include the entire balance of residual financing.

 (k) Errors and Omissions Policy

  In connection with the Company's lending activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $2.2 million each at December 31, 1998.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 (l) Income Taxes

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

 (m) Residual Interests in Securitizations

  Residual interests in securitizations (Residuals) are recorded as a result of the sale of loans through securitizations and the sale of residual interests in securitizations through what are sometimes referred to as net interest margin securities (NIMS).

  The loan securitizations are generally structured as follows: First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPE) which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate representing a residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust. The OC Account is required by the servicing agreement to be maintained at certain levels.

  At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (Residuals), which consist of (a) the OC Account and (b) the net interest receivable (NIR) and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows to be received by the Company in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

  The NIMS are generally structured as follows: First, the Company sells or contributes the Residuals to an SPE which has been established for the limited purpose of receiving and selling asset-backed residual interests in securitization certificates. Next, the SPE transfers the Residuals to an Owner Trust (the Trust) and the Trust in turn issues interest-bearing asset-backed securities (the bonds and certificates). The Company sells these Residuals without recourse except that normal representations and warranties are provided by the Company to the Trust. One or more investors purchase the bonds and certificates and the proceeds from the sale of the bonds and certificates, along with a residual interest certificate that is subordinate to the bonds and certificates, represent the consideration to the Company for the sale of the Residuals.

  At closing of each NIMS, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of a net interest receivable
(NIR). The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by the Company.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 14.4% on the estimated cash flows released from the Trust to value Residuals through NIMS.

  The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The cash and collateral in the OC Account is restricted from use by the Company. Pursuant to certain servicing agreements, cash held in the OC Accounts may be used to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

  For NIMS transactions, the Company will receive cash flows once the holders of the senior bonds and certificates created in the NIMS transaction are fully repaid.

  The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an average annual default rate estimate of 0.45% to 0.73% for adjustable rate first trust deeds, an 0.35% to 0.65% annual default rate estimate for fixed rate first trust deeds and 1.00% for second trust deeds. The Company's default rate estimates result in average cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.36% to 2.02% for adjustable rate first trust deeds 1.38% to 1.98% for fixed rate first trust deeds and 2.88% for second trust deeds. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES curve and default estimates have resulted in weighted average lives of between
2.31 to 3.45 years for its adjustable mortgage loans and 3.89 to 4.40 for its fixed rate mortgage loans.

  Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997 and added $7.5 million to the allowance during the year ended December 31, 1998. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of its evaluation of the Residuals during the fourth quarter of 1998, particularly prepayment trends in the 6-month LIBOR product, the Company wrote down its NIR by $5.9 million to reduce the carrying values of the residual interests in its first three securitizations.

  The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

 (n) Mortgage Servicing Asset

  The Company is designated as the master servicer for its securitizations and receives a monthly fee based on the outstanding principal balance of the mortgage loans. Historically, the Company has contracted with a subservicer to perform the servicing and investor reporting of the mortgage loans in the Company's first five securitizations. The subservicer charged a monthly fee based on the outstanding principal balance of the mortgage loans. Commencing in July of 1998, the Company began servicing all loans originated and certain other loans on its in-house servicing platform.

  The Company recognizes a servicing asset based on the excess of the fees received for the servicing and collection of the mortgage loans as master servicer of the securitized loans over the subservicer fees and the costs incurred by the Company in performing the servicing functions. This servicing asset is amortized over the estimated life of the related loans serviced.

  For the purposes of measuring impairment, the Company stratifies the mortgage loans it services using the type of loan as the primary risk. Impairment is measured utilizing the current estimated fair value of the mortgage servicing asset.

 (o) Stock Option Plan

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

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 (p) Earnings Per Share

  The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully-diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

 (q) Use of Estimates

  Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates.

 (r) Advertising

  The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

 (s) Reclassification

  Certain amounts for prior periods' presentation have been reclassified to conform to the current year's presentation.

 (t) Segment Reporting

  The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports.

  The Company, through the branch network of its subsidiary, New Century Mortgage Corporation, provides a broad range of mortgage products. While the Company's chief decision makers monitor the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

 (u) Recent Accounting Developments

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

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

  Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Management is in the process of assessing the impact of implementing SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify in accordance with the provisions of SFAS No. 115 the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management has determined that application of this statement should not have a material impact on the Company's financial condition or results of operations.

(2) LOANS RECEIVABLE HELD FOR SALE

  A summary of loans receivable held for sale, at the lower of cost or market at December 31, 1998 and 1997 follows (dollars in thousands):

                                                                1998     1997
                                                              -------- --------
       Mortgage loans receivable:
         First trust deeds..................................  $346,016 $261,819
         Second trust deeds.................................     9,859   13,995
         Net deferred origination costs.....................     1,100      692
                                                              -------- --------
                                                              $356,975 $276,506
                                                              ======== ========

  At December 31, 1998 and 1997, the Company had loans receivable held for sale of approximately $16.8 million and $21.7 million, respectively, on which the accrual of interest had been discontinued. If these loans receivable had been current throughout their terms, interest income would have increased by approximately $721,000 and $1.1 million in the years ended December 31, 1998 and 1997, respectively.

 (a) Interest Income

  The following table presents the components of interest income for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                          1998    1997    1996
                                                         ------- ------- ------
       Interest on loans receivable held for sale....... $46,409 $24,546 $2,801
       Interest on cash and cash equivalents............   1,246     525     45
                                                         ------- ------- ------
                                                         $47,655 $25,071 $2,846
                                                         ======= ======= ======

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 (b) Gain on Sales of Loans

  Gain on sales of loans for the years ended December 31, 1998, 1997 and 1996 was comprised of the following components (dollars in thousands):

                                                     1998      1997     1996
                                                   --------  --------  -------
     Gain from whole loan sale transactions....... $ 58,001  $ 27,707  $15,335
     Non-cash gain from securitizations (NIR
      gains)......................................  168,065    89,770      --
     Non-cash gain from servicing asset...........    8,791       --       --
     Cash gain (loss) from securitizations/NIM
      transactions................................  (4,664)     6,105      --
     Securitization expenses......................  (13,664)   (5,624)     --
     Accrued interest.............................  (11,818)   (7,188)     --
     Write down of NIR............................   (5,900)   (5,175)     --
     General valuation allowance for NIR..........   (7,500)   (3,000)     --
     Provision for losses.........................   (6,400)   (3,986)    (706)
     Nonrefundable fees...........................   47,933    24,514    3,548
     Premiums, net................................  (58,816)  (24,739)  (1,973)
     Origination costs............................  (62,783)  (28,716)  (4,291)
     Hedging (losses).............................   (6,185)   (1,729)    (283)
                                                   --------  --------  -------
                                                   $105,060  $ 67,939  $11,630
                                                   ========  ========  =======

 (c) Originations and Purchases

  During the year ended December 31, 1998, approximately 32.4% and 8.6% of the Company's total loan originations and purchases were in the states of California and Illinois, respectively. During the year ended December 31, 1997, approximately 40.9% and 13.2% of total loan originations and purchases were in the states of California and Illinois, respectively.

 (d) Significant Customers

  The Company has entered into a number of transactions with two customers which accounted for more than 10% of the Company's total loan sales. During the year ended December 31, 1998, the Company sold in whole loan sale transactions a total of approximately 30.5% and 11.8% of the loans sold to these two customers and recognized gross whole loan gains on sales of approximately 22.4% and 8.7%, respectively, of the total gross gains. During the year ended December 31, 1997, the Company sold in whole loan sale transactions a total of approximately 14.4% and 13.3% of the loans sold to these two customers and recognized gross whole loan gains on sales of approximately 12.0% and 8.7%, respectively, of the total gross gains.

(3) RESIDUAL INTEREST IN SECURITIZATIONS

  Residual interests in securitizations consist of the following components at December 31 (dollars in thousands):

                                                                 1998    1997
                                                               -------- -------
       Over-collateralization amount.......................... $ 89,792 $21,224
       Net interest receivable (NIR)..........................  115,603  76,036
                                                               -------- -------
                                                               $205,395 $97,260
                                                               ======== =======

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following table summarizes activity in the over-collateralization account at December 31, 1998 and 1997 (dollars in thousands):

                                                               1998      1997
                                                             --------  --------
       Balance, beginning of year........................... $ 21,224  $    --
       Initial deposits to OC accounts......................   64,942    20,445
       Additional deposits to OC accounts...................   31,284    11,376
       Release of cash from OC accounts.....................  (27,658)  (10,597)
                                                             --------  --------
                                                             $ 89,792  $ 21,224
                                                             ========  ========

  The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

                                                                1998     1997
                                                              --------  -------
       Balance, beginning of year............................ $ 76,036  $   --
       NIR gains.............................................  168,065   89,770
       NIR amortization......................................  (15,935)  (5,559)
       Sale of NIRs through NIMs.............................  (99,163)     --
       Writedown of NIR......................................   (5,900)  (5,175)
       General valuation provision for NIR...................   (7,500)  (3,000)
                                                              --------  -------
                                                              $115,603  $76,036
                                                              ========  =======

 Servicing Income

  The following table presents the components of servicing income for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                                          1998     1997    1996
                                                        --------  -------  ----
       Servicing fees collected........................ $  8,820  $   427  $ 19
       Amortization of mortgage servicing asset........     (126)     --    --
       Residual interest income........................   30,555   10,597   --
       NIR amortization................................  (15,935)  (5,559)  --
       Prepayment penalties collected..................      378      158    10
                                                        --------  -------  ----
                                                        $ 23,692  $ 5,623  $ 29
                                                        ========  =======  ====

(4) MORTGAGE SERVICING ASSET

  The following table summarizes activity in mortgage servicing asset for the year ended December 31, 1998 (dollars in thousands):

       Beginning balance................................................ $  --
       Additions........................................................  8,791
       Amortization.....................................................   (126)
                                                                         ------
                                                                         $8,665
                                                                         ======

(5) GOODWILL

  On January 12, 1998, the Company acquired all of the outstanding stock of Primewest. The purchase price was $1.5 million in cash, and $2.0 million in the Company's common stock. There were no assets or liabilities acquired, therefore the entire purchase price, plus transaction costs of $142,000, was recorded as goodwill. Goodwill is being amortized over seven years using the straight-line method.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The following table summarizes activity in goodwill, included in prepaid expenses and other assets at December 31, 1998 (dollars in thousands):

       Balance, beginning of year....................................... $  --
       Additions........................................................  3,642
       Amortization.....................................................   (503)
                                                                         ------
                                                                         $3,139
                                                                         ======

(6) OFFICE PROPERTY AND EQUIPMENT

  Office property and equipment consist of the following at December 31 (dollars in thousands):

                                                                1998     1997
                                                               -------  -------
       Leasehold improvements................................. $   589  $   298
       Furniture and office equipment.........................   1,937    1,355
       Computer hardware and software.........................   4,150    3,921
                                                               -------  -------
                                                                 6,676    5,574
       Less accumulated depreciation and amortization.........  (3,032)  (1,285)
                                                               -------  -------
                                                               $ 3,644  $ 4,289
                                                               =======  =======

(7) SHORT-TERM FINANCING

  Warehouse and aggregation lines of credit consist of the following at December 31 (dollars in thousands):

                                                                 1998     1997
                                                               -------- --------
   A $320 million line of credit expiring in May 1999 secured by loans receivable held for sale, bearing interest based
    on one month LIBOR (5.06% at December 31, 1998)..........  $191,931 $182,280

   A $4 million unsecured working capital line of credit
    which expired in May 1998................................       --     2,146

   A $603 million master repurchase agreement bearing
    interest based on one month LIBOR (5.06% at December 31,
    1998). The agreement may be terminated by the lender
    after giving 28 days written notice......................   153,912   55,064

   A $250 million master repurchase agreement which expired
    in March 1998............................................       --    15,873
                                                               -------- --------
                                                               $345,843 $255,363
                                                               ======== ========

  Residual financing payable:
                                                                 1998     1997
                                                               -------- --------
   $123 million in residual financing lines renewable
    monthly, secured by residual interests in securitizations
    bearing interest based on one month LIBOR (5.06% at
    December 31, 1998).......................................  $122,298 $ 48,627
   $5 million in residual financing lines renewable monthly,
    which expired in March 1998..............................       --     4,800
                                                               -------- --------
                                                               $122,298 $ 53,247
                                                               ======== ========

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The weighted-average interest rate on the warehouse and aggregation lines of credit payable was 6.33% and 7.03% at December 31, 1998 and 1997, respectively. The weighted-average interest rate on residual financing payable was 6.46% and 7.21% at December 31, 1998 and 1997, respectively.

  The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity and available borrowing capacity of at least $10.0 million, debt to net worth ratios and maintenance of compliance with regulatory and investor requirements. At December 31, 1998, the Company was in compliance with these financial and other covenants.

  Advances under the residual financing lines are made at the sole discretion of the lender and are based on a percentage of the amount of loans securitized. These advances are repayable on demand by the lender and are subject to renewal on a monthly basis.

(8) NOTES PAYABLE

  Notes payable consists of a financing line of credit of $5.0 million, collateralized by office property and equipment, bears interest at rates varying from 7.99% to 9.58% and expires in May 1999. The borrowings are payable in blended monthly payments of principal and interest and mature commencing from May 1999 to December 2001.

  The maturities of notes payable at December 31 for the years ended are as follows (dollars in thousands):

       Due in 1999....................................................... $1,961
       Due in 2000.......................................................  1,410
       Due in 2001.......................................................    614
                                                                          ------
                                                                          $3,985
                                                                          ======

(9) LOAN SERVICING

  The Company's portfolio of mortgage loans serviced for others was comprised of approximately $3.4 billion and $1.3 billion at December 31, 1998 and 1997, respectively, the majority of which represents loans securitized by the Company. The Company has a subservicing contract with a subservicer to service the loans in its first five securitizations. The remaining portfolio is serviced on the Company's in-house servicing platform. The Company commenced full servicing operations on its in-house platform on July 1, 1998.

  At December 31, 1998 and 1997, 33.6% and 38.4%, respectively, of the servicing portfolio was related to real estate properties located in California.

  Fiduciary bank accounts are maintained on behalf of investors and for impounded collections. These bank accounts are not assets of the Company and are not reflected in the accompanying financial statements. These amounts are as follows at December 31, 1998 (dollars in thousands):

       Impounded collections, taxes and insurance...................... $ 4,296
       Principal and interest collections..............................  36,640
                                                                        -------
                                                                        $40,936
                                                                        =======

  As master servicer, the Company is required to make advances for delinquent payments and other servicing-related costs. At December 31, 1998, such advances totaled $1.6 million and are included in prepaid expenses

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES and other assets. Such advances are recovered from borrower payments and are senior to any distribution to investors. These advances are reviewed periodically for recoverability and amounts deemed to be unrecoverable are included in general and administrative expenses.

(10) COMMITMENTS AND CONTINGENCIES

 (a) Related Party

  The Company has entered into employment agreements with four executive officers (the Founding Managers). The original term of each agreement continued in effect until December 31, 1998. In November 1998, the agreements were amended to extend until December 31, 2002. Thereafter, the term of each agreement is extended automatically for successive one-year periods unless terminated by either the Company or the respective Founding Manager. Under the terms of the agreements, the Founding Managers each received a signing bonus of $15,000 and an annual base salary at the rate of $150,000 per year during 1996. For 1997, the Founding Managers initially received a salary of $180,000. On May 30, 1997, the Board of Directors revised the Founding Managers' salary to $256,000 for 1997, plus a $500 per month automobile allowance. Effective January 1, 1998, the Board of Directors increased the Founding Manager's salary to $281,600 for 1998, plus a $500 per month auto allowance.

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

  Awards under the Incentive Compensation Plan are payable in either cash or restricted stock if agreed by the Committee and respective Founding Manager. In the absence of such an agreement, incentive compensation to each Founding Manager will be paid in cash up to 200% of such base salary. If the Incentive Pool exceeds the cash portion of incentive compensation and there is no agreement between the Committee and respective Founding Manager regarding the distribution of excess, such excess shall be paid to respective Founding Manager in the form of restricted stock. The restricted stock will vest in equal annual installments over a three-year period. In the event that a Founding Manager's employment terminates with the Company for any reason other than death or total disability, shares of restricted stock which have not yet become vested shall be forfeited. Notwithstanding the preceding, upon the occurrence of certain Change of Control Events, unvested shares subject to a restricted stock award will become fully vested. A Founding Manager who receives shares of

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES restricted stock will be entitled to cash dividends and voting rights for each share of restricted stock issued under the Incentive Compensation Plan. Included in personnel expense for the years ended December 31, 1998, 1997 and 1996, respectively, are $2.4 million, $1.0 million and $318,000 related to the plan.

 (b) Operating Leases

  The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2004. Total rental expenditures under these leases were approximately $6.1 million, $2.6 million and $389,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company and its subsidiaries lease office property and equipment from various equipment leasing companies under operating lease agreements, including $1.1 million in fixed assets that were sold and leased back. The excess of the sales proceeds over the book value of the assets sold and leased back of $327,000 was recognized as a deferred gain and is being amortized over the lease term. Total lease commitments available under these facilities are $14.1 million, all of which was utilized as of December 31, 1998. These operating leases expire from May 1999 to December 2002. Total rental expenditures under these office property and equipment leases were approximately $2.4 million, $1.1 million and $143,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Minimum rental commitments for these leases are as follows (dollars in thousands):

       Years ending December 31:
         1999.......................................................... $ 9,051
         2000..........................................................   7,960
         2001..........................................................   5,632
         2002..........................................................   2,742
         2003..........................................................     529
                                                                        -------
                                                                        $25,914
                                                                        =======

 (c) Loan Commitments

  Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers which are subject to change by the Company. Although the Company generally honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing any potential interest rate risk exposure. The Company had commitments to fund loans of approximately $1.2 billion at December 31, 1998.

  The Company had commitments to sell loans of $300 million at December 31, 1998 to an investment banker.

  As of December 31, 1998, the Company was committed to provide an investment banking firm with a first right of refusal to underwrite loans sold through securitization by the Company in an aggregate amount of $1.0 billion, none of which was fulfilled at December 31, 1998. The investment banking firm is obligated to provide an aggregation facility for the duration of this commitment.

 (d) Contingencies

  The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company's loan sale agreements is adequately provided for in the allowance for losses.

  The Company sold $221.2 million in loans in December 1997 and $96.2 million in loans in December 1996 under agreements to repurchase those loans which were delinquent at specific dates in March 1998 and January 1997, respectively. In accordance with these loan sale agreements, the Company repurchased loans with an outstanding principal balance of approximately $20.8 million, $3.5 million and $1.7 million, respectively, for the years ended December 31, 1998, 1997 and 1996.

  At December 31, 1998 and 1997, included in accounts payable and accrued liabilities are approximately $2.4 million and $1.6 million, respectively, in allowances for losses related to possible off-balance sheet recourse and repurchase agreement provisions. The activity in the allowance related to possible off-balance sheet recourse and repurchase agreement provisions for the years ended December 31 is summarized as follows (dollars in thousands):

                                                                1998     1997
                                                               -------  -------
       Balance, beginning of year............................. $ 1,597  $   100
       Provision for losses...................................   6,400    3,986
       Charge-offs, net.......................................  (5,615)  (2,489)
                                                               -------  -------
       Balance, end of year................................... $ 2,382  $ 1,597
                                                               =======  =======

 (e) Residual Interests

  The Company entered into an agreement to purchase a residual interest in securitization totaling $52.4 million. This residual interest originated from a securitization pool, including $250 million of loans sold in a whole loan sale transaction by the Company in December 1998. The Company intends to sell this residual interest in a NIMS transaction in the first quarter of 1999.

 (f) Litigation

  The Company is a party to legal actions arising in the normal course of business. In the opinion of management, based in part on discussions with outside legal counsel, resolution of such matters will not have a material adverse effect on the Company.

(11) INCOME TAXES

  Components of the Company's provision for income taxes for the years ended December 31, 1998 and 1997 and 1996 are as follows (dollars in thousands):

                                                             1998    1997   1996
                                                            ------- ------- ----
       Current:
         Federal........................................... $ 7,184 $ 3,739 $650
         State.............................................   1,804   1,201  192
                                                            ------- ------- ----
                                                              8,988   4,940  842
       Deferred:
         Federal...........................................   9,512   5,789   66
         State.............................................   2,693   2,120   62
                                                            ------- ------- ----
                                                             12,205   7,909  128
                                                            ------- ------- ----
                                                            $21,193 $12,849 $970
                                                            ======= ======= ====

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Actual income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31, 1998 and 1997 and 34% for the year ended December 31, 1996 to earnings before income taxes as follows (dollars in thousands):

                                                          1998     1997    1996
                                                         -------  -------  ----
       Computed "expected" income taxes................. $18,303  $10,707  $784
       State tax, net of federal benefit................   2,923    2,157   174
       Valuation allowance..............................     --       --    (28)
       Other............................................     (33)     (15)   40
                                                         -------  -------  ----
                                                         $21,193  $12,849  $970
                                                         =======  =======  ====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

                                                                  1998    1997
                                                                 ------- ------
       Deferred tax assets:
         Allowance for loan losses.............................. $ 1,471 $1,111
         State taxes............................................   1,838  1,126
         Office property and equipment..........................     330    250
         Other..................................................     196    --
                                                                 ------- ------
                                                                   3,835  2,487
           Valuation allowance..................................     --     --
                                                                 ------- ------
                                                                   3,835  2,487
                                                                 ------- ------
       Deferred tax liabilities:
         Non-cash gain from securitization......................  22,144  9,401
         Deferred loan fees.....................................   1,933  1,098
         Other..................................................     --      25
                                                                 ------- ------
                                                                  24,077 10,524
                                                                 ------- ------
           Net deferred income tax liability.................... $20,242 $8,037
                                                                 ======= ======

  There was no valuation allowance for deferred tax assets at December 31, 1998 and 1997, respectively.

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

  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 1998 and 1997.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

(12) EMPLOYEE BENEFIT PLANS

  On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. The Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company will match 25% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the Plan by the Company for the years ended December 31, 1998, 1997 and 1996 were $407,000, $194,000 and $47,000, respectively.

  In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the Plan) for the benefit of eligible employees. This plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. Plan periods are six months, with the exception of the first plan period, which was October 13, 1997 to December 31, 1997. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 38,566 shares of common stock under this plan.

  In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. The plan allows eligible employees to defer payment of a portion of their salary to future years. The Company does not contribute to the plan.

(13) STOCKHOLDERS' EQUITY

 (a) Convertible Preferred Stock

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

  In June 1997, after the Company completed its Initial Public Offering, the Company increased its authorized preferred stock to 7,500,000 shares.

  In November 1998, the Company issued 20,000 shares of Series 1998-A Convertible Preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1998-A preferred stock are entitled to convert each share of Series 1998-A preferred stock into 136.24 shares of common stock. The Series 1998-A preferred stock earns a dividend at a rate of 7.5% per annum, payable quarterly. At December 31, 1998, accrued dividends of $158,000 are included in accounts payable and accrued liabilities. Upon liquidation, the holders of Series 1998-A preferred stock are entitled to receive, in preference to any payment on common stock, an amount equal to $1,000 per share and any accumulated unpaid dividends.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

 (b) Common Stock

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

  In May 1997, the Company issued to Comerica Incorporated (Comerica) 545,000 shares of common stock for $4,087,500.

  In May 1997, pursuant to certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of the four Founding Managers. The Company recorded $2.8 million in deferred compensation expense and additional paid in capital at the grant date. The deferred compensation expense is being amortized over the vesting period of the restricted stock, which is in equal installments in May 1998, 1999 and 2000. Included in personnel expenses for the year ended December 31, 1998 is $1,286,000 related to the amortization of deferred compensation.

  In June 1997, the Company completed its Initial Public Offering, issuing 3,132,500 new shares of common stock, and raising approximately $31.0 million in proceeds, net of offering expenses of approximately $1 million. The Company also increased its authorized shares of common stock to 45,000,000 shares.

  In January 1998, the Company issued 188,150 shares of common stock in connection with the acquisition of Primewest.

  In April 1998, the Company issued 16,402 shares of restricted stock to two of its Founding Managers in partial payment of its 1997 bonus obligation under the Founding Managers' Incentive Compensation Plan.

  In May 1998, the Company received 43,676 shares of common stock from its Founding Managers as payment of the Company's withholding obligations upon vesting of the first installment of the May 1997 Founding Managers' Restricted Stock Awards. The fair market value of the stock at the time it was paid to the Company was $422,000. These shares are held as Treasury stock as of December 31, 1998.

 (c) Stock Split

  On September 19, 1996, the Company authorized a 2-for-1 stock split of all classes of stock. All references in the consolidated financial statements to number of shares, per share amounts and market prices of the Company's preferred and common stock have been retroactively restated to reflect the increased number of preferred and common shares outstanding.

 (d) Warrants

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

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  In May 1997, the Company issued to Comerica warrants to purchase 100,000 shares of common stock at $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica with respect to servicing the Company's loans. During 1998, Comerica forfeited the right to receive an additional 183,333 warrants due to non-completion of certain services. The warrants granted are exercisable over five years, and vest in equal installments on December 31, 1997, 1998 and 1999. The Company believes that the warrant prices approximated fair market value of the Company's stock at the date of grant. In accordance with FASB No. 123, $675,000 has been determined to be the value of the stock warrants issued on the measurement date. Included in other assets is prepaid commitment costs of $90,000 at December 31, 1998 and included in general and administrative expense (note 15) is a credit for reversal of $441,000 in amortization recorded in 1997 for warrants forfeited, partially offset by $228,000 in amortization expense for the year ended December 31, 1998.

(14) STOCK OPTIONS

  In 1995, the Company adopted and received stockholders' approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 2.5 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to December 2003. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 120,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 7,500 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, and (iii) 10,000 granted to a nonemployee director of the Company in September 1998, vesting over three years and expiring ten years from the grant date. All stock options are granted with an exercise price not less than the stock's fair market value at the date of grant.

  At December 31, 1998, there were 410,680 shares available for grant under the Plan. Of the options outstanding at December 31, 1998 and 1997, 919,344 and 683,280, respectively, were exercisable with weighted-average exercise prices of $7.52 and $6.41, respectively. The per share weighted-average fair value of stock options granted during the year ended December 31, 1998 and 1997 was $5.07 and $5.20, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                     1998  1997
                                                                     ----  ----
       Expected life (years)........................................  4.5   4.5
       Risk-free interest rate......................................  6.0%  6.0%
       Volatility................................................... 55.0% 60.0%
       Expected dividend yield......................................  --    --
                                                                     ====  ====

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

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

                                                           1998    1997    1996
                                                          ------- ------- ------
       Net earnings (loss):
         As reported..................................... $31,115 $17,743 $1,335
         Pro forma.......................................  30,018  16,108  1,329
       Basic earnings (loss) per share:
         As reported.....................................    2.20    2.18   2.53
         Pro forma.......................................    2.12    1.98   2.51
                                                          ======= ======= ======
       Diluted earnings (loss) per share:
         As reported.....................................    2.03    1.40    .20
         Pro forma.......................................    1.96    1.27    .20
                                                          ======= ======= ======

  Stock options activity during the year ended December 31, 1998 and 1997 and 1996 is as follows:

                                                     NUMBER OF  WEIGHTED-AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
   Balance at December 31, 1995.....................    73,000       $0.50
     Granted........................................   595,600        1.92
     Canceled.......................................    (4,000)       0.50
                                                     ---------       -----
   Balance at December 31, 1996.....................   664,600        1.77
     Granted........................................ 1,399,120        9.41
     Exercised......................................   (41,100)       1.02
     Canceled.......................................   (84,550)       3.00
                                                     ---------       -----
   Balance at December 31, 1997..................... 1,938,070        7.25
     Granted........................................   510,900        9.88
     Exercised......................................  (108,150)       1.18
     Canceled.......................................  (273,700)       7.49
                                                     ---------       -----
   Balance at December 31, 1998..................... 2,067,120       $8.19
                                                     =========       =====

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  At December 31, 1998, the range of exercise prices, the number outstanding, weighted-average remaining term and weighted-average exercise price of options outstanding and the number exercisable and weighted-average price of options currently exercisable are as follows:

                             NUMBER    WEIGHTED-AVERAGE WEIGHTED-AVERAGE   NUMBER    WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   REMAINING TERM   EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
------------------------  ------------ ---------------- ---------------- ----------- ----------------
 $ 0.50- 0.50
                             91,550          7.23            $ 0.50         25,550        $ 0.50
   1.75- 1.75
                            110,750          7.75              1.75         26,600          1.75
   3.50- 3.50
                            152,000          8.00              3.50         89,200          3.50
   7.50- 7.50
                            708,370          8.40              7.50        605,370          7.50
   8.38- 8.38
                             92,500          9.75              8.38            --            --
   9.00- 9.00
                             13,000          9.88              9.00            --            --
   9.50- 9.53
                             98,600          9.46              9.52            --            --
  10.00-10.75
                            232,850          9.49             10.19            --            --
  11.00-11.50
                            483,300          8.76             11.10        142,999         11.00
  12.50-12.50
                             21,900          9.00             12.50          5,400         12.50
  15.00-15.00
                             10,000          9.67             15.00         10,000         15.00
  17.00-17.00
                             52,300          8.75             17.00         14,225         17.00
=============               =======          ====            ======        =======        ======

(15) GENERAL AND ADMINISTRATIVE EXPENSES

  A summary of general and administrative expenses for the year ended December 31, 1998 and 1997 and 1996 follows (dollars in thousands):

                                                          1998    1997    1996
                                                         ------- ------- ------
   Other administrative expenses........................ $ 3,888 $ 3,259 $  568
   Occupancy............................................   7,576   2,555    389
   Depreciation and amortization........................   2,550   1,848    260
   Telephone............................................   3,467   1,577    336
   Postage and courier..................................   2,892   1,443    204
   Travel and entertainment.............................   2,901   1,374    277
   Equipment rental.....................................   4,207   1,371    184
   Office supplies......................................   1,673   1,074    238
                                                         ------- ------- ------
                                                         $29,154 $14,501 $2,456
                                                         ======= ======= ======

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company estimates the fair value of financial instruments using available market information and appropriate valuation methods. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methods may have a material impact on the estimated fair value amounts.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  The estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are as follows (dollars in thousands):

                                                                    1998
                                                             -------------------
                                                             CARRYING
                                                              VALUE   FAIR VALUE
                                                             -------- ----------
   Financial assets:
     Cash and cash equivalents.............................. $ 30,875  $ 30,875
     Loans receivable held for sale, net....................  356,975   367,836
     Residual interests in securitizations..................  205,395   205,395
     Interest only securities...............................    5,027     5,027
   Financial liabilities:
     Warehouse and aggregation lines of credit..............  345,843   345,843
     Residual financing payable.............................  122,298   122,298
     Notes payable..........................................    3,985     3,985
   Off-balance sheet items:
     Commitment to purchase residual interests..............      --        --
                                                             ========  ========
                                                                    1997
                                                             -------------------
                                                             CARRYING
                                                              VALUE   FAIR VALUE
                                                             -------- ----------
   Financial assets:
     Cash and cash equivalents.............................. $ 12,701  $ 12,701
     Loans receivable held for sale, net....................  276,506   280,310
     Residual interests in securitizations..................   97,260    97,260
   Financial liabilities:
     Warehouse and aggregation lines of credit..............  255,363   255,363
     Residual financing payable.............................   53,427    53,427
     Notes payable..........................................    3,222     3,222
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

  Interest only securities: The fair value of interest only securities is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

  Warehouse lines of credit and residual financing payable: The carrying value reported in the balance sheet approximates fair value as the warehouse lines of credit and residual financing payable are due upon demand and bear interest at a rate that approximates current market interest rates for similar type lines of credit.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

  Notes payable: The fair value of notes payable is determined by discounting expected cash payments at the current market interest rate over the term of the notes payable.

  Commitments to purchase residual interests: The fair value of commitments to purchase residual interests is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

(17) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

  The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial Corporation:

                           CONDENSED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                 DECEMBER 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
   ASSETS
   Cash and cash equivalents.................................. $    567 $   --
   Investment in and receivable from subsidiaries.............  112,312  59,161
   Other assets...............................................    2,137   1,734
                                                               -------- -------
                                                               $115,016 $60,895
                                                               ======== =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liabilities.......................................... $    403 $    59
   Stockholders' equity.......................................  114,613  60,836
                                                               -------- -------
                                                               $115,016 $60,895
                                                               ======== =======

                       CONDENSED STATEMENTS OF EARNINGS

                            (DOLLARS IN THOUSANDS)

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                        1998     1997     1996
                                                       -------  -------  ------
Interest income....................................... $    44  $   230  $   17
Equity in undistributed earnings of subsidiaries......  32,940   18,991   1,419
                                                       -------  -------  ------
                                                        32,984   19,221   1,436
                                                       -------  -------  ------
Personnel.............................................   1,979    1,149     104
General and administrative............................     236    1,106      46
Professional services.................................     289      126      10
                                                       -------  -------  ------
                                                         2,504    2,381     160
                                                       -------  -------  ------
  Earnings before income tax benefit..................  30,480   16,840   1,276
Income tax benefit....................................    (635)    (903)    (59)
                                                       -------  -------  ------
  Net earnings........................................ $31,115  $17,743  $1,335
                                                       =======  =======  ======

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONDENSED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
Cash flows from operating activities:
  Net earnings.................................... $ 31,115  $ 17,743  $ 1,335
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation and amortization.................    1,035     1,797       11
    Increase in other assets......................   (1,027)     (908)     (94)
    Increase (decrease) in other liabilities......      186        49      (39)
    Equity in undistributed earnings of
     subsidiaries.................................  (32,940)  (18,991)  (1,419)
                                                   --------  --------  -------
      Net cash used in operating activities.......   (1,631)     (310)    (206)
                                                   --------  --------  -------
Cash flows from investing activity--increase in
 investment in and receivables from subsidiary....  (18,211)  (35,897)    (941)
                                                   --------  --------  -------
Cash flows from financing activity--proceeds from
 issuance of common stock.........................   20,409    36,203      --
                                                   --------  --------  -------
      Net increase (decrease) in cash and cash
       equivalents................................      567        (4)  (1,147)
Cash and cash equivalents, beginning of period....      --          4    1,151
                                                   --------  --------  -------
Cash and cash equivalents, end of period.......... $    567  $    --   $     4
                                                   ========  ========  =======

(18) EARNINGS PER SHARE

  The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------- ----------- ----------
Numerator:
  Income available to common stockholders... $    31,115 $    17,743 $    1,335
                                             =========== =========== ==========
Denominator:
  Denominator for basic earnings per share--
   weighted-average common shares
   outstanding..............................  14,165,307   8,139,052    528,618
Effect of dilutive securities:
  Convertible preferred stock...............     283,678   2,375,834  5,820,000
  Restricted stock award....................     258,397     197,926        --
  Warrants..................................      22,879   1,226,463    244,987
  Stock options.............................     591,332     766,459    139,491
                                             ----------- ----------- ----------
Denominator for diluted earnings per share..  15,321,593  12,705,734  6,733,096
                                             =========== =========== ==========
Basic earnings per share.................... $      2.20 $      2.18 $     2.53
                                             =========== =========== ==========
Diluted earnings per share.................. $      2.03 $      1.40 $     0.20
                                             =========== =========== ==========

  For 1998, 798,850 stock options and 50,000 warrants, for 1997, 138,500 stock options, and for 1996, 3,452,224 warrants and 382,600 stock options whose exercise price exceeds the average market price of the common shares are excluded from dilutive shares.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data are presented below by quarter for the years ended December 31, 1998 and 1997 (dollars in thousands, except per share amounts):

                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                       1998         1998        1998     1998
                                   ------------ ------------- -------- ---------
Gain on sale of loans.............   $22,403       $30,557    $27,781   $24,319
Interest income...................    13,124        11,152     13,186    10,193
Servicing income..................     8,624         6,593      4,539     3,936
                                     -------       -------    -------   -------
  Total revenues..................    44,151        48,302     45,506    38,448
                                     -------       -------    -------   -------
Operating expenses................    30,617        33,368     32,495    27,619
                                     -------       -------    -------   -------
Earnings before income taxes......    13,534        14,934     13,011    10,829
Income taxes......................     4,752         6,326      5,519     4,596
                                     -------       -------    -------   -------
  Net earnings....................   $ 8,782       $ 8,608    $ 7,492   $ 6,233
                                     =======       =======    =======   =======
Basic earnings per share..........   $  0.62       $  0.61    $  0.53   $  0.45
                                     =======       =======    =======   =======
Diluted earnings per share........   $  0.55       $  0.57    $  0.50   $  0.42
                                     =======       =======    =======   =======
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                       1997         1997        1997     1997
                                   ------------ ------------- -------- ---------
Gain on sale of loans.............   $16,435       $24,394    $17,098   $10,012
Interest income...................    11,414         6,313      5,073     2,271
Servicing income..................     2,666         1,793        862       302
                                     -------       -------    -------   -------
  Total revenues..................    30,515        32,500     23,033    12,585
                                     -------       -------    -------   -------
Operating expenses................    24,854        20,362     14,286     8,539
                                     -------       -------    -------   -------
Earnings before income taxes......     5,661        12,138      8,747     4,046
Income taxes......................     2,378         5,098      3,674     1,699
                                     -------       -------    -------   -------
  Net earnings....................   $ 3,283       $ 7,040    $ 5,073   $ 2,347
                                     =======       =======    =======   =======
Basic earnings per share..........   $  0.29       $  0.50    $  1.15   $  4.44
                                     =======       =======    =======   =======
Diluted earnings per share........   $  0.22       $  0.46    $  0.46   $  0.25
                                     =======       =======    =======   =======

(20) LIQUIDITY

  The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on its warehouse and aggregation lines of credit and its residual financing facility in order to finance its continued operations. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source.