Form 10-Q
period 1999-03-31
NEW CENTURY FINANCIAL CORP
filed 1999-05-17
CIK 1036075

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended  March 31, 1999
                                                 --------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                       Commission file number  000-22633
                                               ---------

                       NEW CENTURY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                               33-0683629
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


          18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA   92612
          -----------------------------------------------------------
               (Address of principal executive offices)    (Zip code)


Registrant's telephone number, including area code:  (949) 440-7030
                                                     --------------


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   [X]     NO   [_]

As of April 30, 1999, 14,613,362 shares of common stock of New Century Financial Corporation were outstanding.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARY
                                   FORM 10-Q
                         QUARTER ENDED MARCH 31, 1999

                                     INDEX


PART I       -     FINANCIAL INFORMATION                                  PAGE

     Item 1.       Financial Statements                                     4

     Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           13

     Item 3.       Quantitative and Qualitative Disclosures About
                   Market Risk                                             23

PART II      -     OTHER INFORMATION

     Item 1.       Legal Proceedings                                       24

     Item 2.       Changes in Securities and Use of Proceeds               24

     Item 3.       Defaults Upon Senior Securities                         24

     Item 4.       Submission of Matters to a Vote of Security Holders     24

     Item 5.       Other Information                                       24

     Item 6.       Exhibits and Reports on Form 8-K                        24

SIGNATURES                                                                 25

EXHIBIT INDEX                                                              26

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the anticipated mix of whole loan sales and securitizations for the second quarter of 1999, the assumptions used by the Company to value its residual interests from securitizations and excess cash flow private placements, the expectation that the Company will be able to renew its warehouse line of credit, the belief that the Company's current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, the Company's belief that it will complete implementation of its Y2K Plan by Aug 31, 1999 and within its budget, and the belief that any liability with respect to its legal actions, individually or in the aggregate, will not have a material adverse effect on the Company. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's ability to access funding sources during a period of tight liquidity in the Company's industry, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of competition in the subprime mortgage banking industry, the potential for legislative or regulatory changes limiting the Company's business, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

                        Item 1.   Financial Statements

              New Century Financial Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                      (In thousands)
                                                                  March 31,   December 31,
                                                                    1999         1998
                                                                 ----------   ------------
ASSETS:
Cash and cash equivalents.....................................     $ 10,519     $ 30,875
Loans receivable held for sale, net (notes 2 and 5)...........      372,709      356,975
Residual interests in securitizations (note 3)................      194,703      205,395
Mortgage servicing assets (note 4)............................       12,788        8,665
Accrued interest receivable...................................          946        1,536
Office property and equipment.................................        3,159        3,644
Prepaid expenses and other assets.............................       11,920       17,637
                                                                   --------     --------
TOTAL ASSETS                                                       $606,744     $624,727
                                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 5)............     $345,201     $345,843
Residual financing............................................       93,017      122,298
Notes payable.................................................        3,480        3,985
Income taxes payable..........................................        5,415        1,690
Accounts payable and accrued liabilities......................       14,851       16,056
Deferred income taxes.........................................       20,242       20,242
                                                                   --------     --------
        Total liabilities.....................................      482,206      510,114

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares;
    20,000 shares issued and outstanding......................            -            -
Common stock, $.01 par value.  Authorized 45,000,000 shares;
    issued and outstanding 14,565,786 shares at March 31, 1999
    and 14,473,566 shares at December 31, 1998................          146          145
Additional paid-in capital....................................       65,505       65,241
Retained earnings, restricted.................................       59,394       49,953
                                                                   --------     --------
                                                                    125,045      115,339
Deferred compensation costs...................................         (507)        (726)
                                                                   --------     --------
        Total stockholders' equity............................      124,538      114,613
                                                                   --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $606,744     $624,727
                                                                   ========     ========

See accompanying notes to unaudited consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Revenues:
  Gain on sale of loans...................................   $29,428    $24,319
  Interest income.........................................    15,318     10,193
  Servicing income........................................     9,465      3,936
                                                             -------    -------
    Total revenues........................................    54,211     38,448
                                                             -------    -------

Expenses:
  Personnel...............................................    12,191      9,899
  Interest................................................    12,416      8,709
  General and administrative..............................     8,835      5,984
  Advertising and promotion...............................     2,385      2,195
  Servicing...............................................       639        571
  Professional services...................................     1,120        261
                                                             -------    -------
    Total expenses........................................    37,586     27,619
                                                             -------    -------

Earnings before income taxes..............................    16,625     10,829

Income taxes..............................................     6,813      4,596
                                                             -------    -------

Net earnings .............................................   $ 9,812    $ 6,233
                                                             =======    =======

Basic earnings per share..................................   $  0.69    $  0.45
                                                             =======    =======

Diluted earnings per share................................   $  0.55    $  0.42
                                                             =======    =======

See accompanying notes to unaudited consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   (In thousands)
                                                                 Three Months Ended
                                                                       March 31,
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
Cash flows from operating activities:
Net earnings................................................    $   9,812    $   6,233
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................        1,405          901
  Deferred income taxes.....................................            -        2,500
  NIR gains.................................................      (40,936)     (23,763)
  Servicing gains...........................................       (4,519)           -
  Initial deposits to over-collateralization accounts.......      (21,845)      (6,201)
  Deposits to over-collateralization accounts...............       (3,121)      (7,569)
  Release of cash from over-collateralization accounts......        2,557        6,149
  Net proceeds from NIMS transaction........................       76,098            -
  Amortization (accretion) of NIRs..........................       (1,119)       4,543
  General valuation provision for NIRs......................        4,000            -
  Provision for losses......................................        3,469        1,708
  Loans originated or acquired for sale.....................     (892,722)    (654,285)
  Loan sales, net...........................................      872,880      661,743
  Principal payments on loans receivable held for sale......          233       10,246
  Net change in other assets and liabilities................        4,165       (1,728)
  Decrease in warehouse and aggregation lines of credit.....         (642)     (19,147)
                                                                ---------    ---------
Net cash provided by (used in) operating activities.........        9,715      (18,670)
                                                                ---------    ---------

Cash flows from investing activities:
  Purchase of office property and equipment.................          (55)        (906)
  Acquisition of Primewest..................................         (108)      (1,500)
                                                                ---------    ---------
Net cash used in investing activities.......................         (163)      (2,406)

Cash flows from financing activities:
  Net proceeds from notes payable...........................         (505)        (316)
  Net proceeds from (repayments of) residual financing......      (29,281)      17,659
  Payment of dividends on convertible preferred stock.......         (279)           -
  Net proceeds from issuance of stock.......................          157          205
                                                                ---------    ---------
Net cash provided by (used in) financing activities.........      (29,908)      17,548
                                                                ---------    ---------

Net decrease in cash and cash equivalents...................      (20,356)      (3,528)
Cash and cash equivalents, beginning of period..............       30,875       12,701
                                                                ---------    ---------
Cash and cash equivalents, end of period....................    $  10,519    $   9,173
                                                                =========    =========
Supplemental cash flow disclosure:
  Interest paid.............................................    $  12,397    $   9,042
  Income taxes paid.........................................    $   3,087    $   1,949
Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest..    $     108    $   2,000

See accompanying notes to unaudited consolidated financial statements.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            March 31, 1999 and 1998

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

At the closing of each NIMS, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the net interest receivable
(NIR) and the OC account. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by the Company.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 14% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an annual default rate estimate of 0.50% to 1.00% for adjustable rate first trust deeds, 0.45% to 0.65% for fixed rate first trust deeds and 1.00% for second trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 0.78% to 2.50% for adjustable rate first trust deeds, 2.37% to 2.63% for fixed rate first trust deeds and 2.88% for second trust deeds. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 2.31 to 3.47 years for its adjustable mortgage loans and 3.44 and 4.31 years for its fixed rate mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997 added $7.5 million to the allowance during 1998, and added $4.0 million to the allowance in the first quarter of 1999. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of its evaluation of the Residuals during the first quarter of 1999, particularly prepayment trends in the 6 month LIBOR product, the Company wrote down the Residuals by $4.0 million.

2.  Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at March 31, 1999 and December 31, 1998 follows (dollars in thousands):

                                                 March 31,  December 31,
                                                   1999        1998
                                                 ---------  ------------
     Mortgage loans receivable..................  $371,609    $355,875
     Net deferred origination costs.............     1,100       1,100
                                                  --------    --------
                                                  $372,709    $356,975
                                                  ========    ========

3.  Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at March 31, 1999 and December 31, 1998 (dollars in thousands):

                                                 March 31,  December 31,
                                                   1999        1998
                                                 ---------  ------------
Over-collateralization amount..................   $112,201     $ 89,792
Net interest receivable (NIR)..................     93,002      126,103
                                                  --------     --------
                                                   205,203      215,895
General valuation allowance....................    (10,500)     (10,500)
                                                  --------     --------
                                                  $194,703     $205,395
                                                  ========     ========

The following table summarizes activity in the NIR amounts for the three month periods ended March 31, 1999 and 1998 (dollars in thousands):

                                                      1999        1998
                                                    ---------   --------
     Balance, beginning of period................   $126,103    $79,036
     Sale of NIR through NIMS....................    (71,156)        --
     NIR gains...................................     40,936     23,763
     Write-down of NIR...........................     (4,000)        --
     NIR accretion (amortization)................      1,119     (4,543)
                                                    --------    -------
     Balance, end of period......................   $ 93,002    $98,256
                                                    ========    =======

The following table summarizes activity in the OC accounts for the three month periods ended March 31, 1999 and 1998 (dollars in thousands):

                                                      1999        1998
                                                    ---------   --------
     Balance, beginning of period................   $ 89,792    $21,224
     Initial deposits to OC accounts.............     21,845      6,201
     Additional deposits to OC accounts..........      3,121      7,569
     Release of cash from OC accounts............     (2,557)    (6,149)
                                                    --------    -------
     Balance, end of period......................   $112,201    $28,845
                                                    ========    =======

4.  Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the three month periods ended March 31, 1999 and 1998 (dollars in thousands):

                                                       1999     1998
                                                     --------   -----
     Balance, beginning of period.................   $ 8,665    $  --
     Additions....................................     4,519       --
     Amortization.................................      (396)      --
                                                     -------    -----
     Balance, end of period.......................   $12,788    $  --
                                                     =======    =====

5.  Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at March 31, 1999 and December 31, 1998 (dollars in thousands):

                                                        March 31,   December 31,
                                                          1999          1998
                                                        ---------   ------------
A $320 million line of credit expiring in May 1999
secured by loans receivable held for sale, bearing
interest based on one month LIBOR (4.94% at
March 31, 1999).......................................   $249,947       $191,931

A $603 million master repurchase agreement bearing
interest based on one month LIBOR (4.94% at
March 31, 1999).  The agreement may be terminated
by the lender giving 28 days written notice...........     95,254        153,912
                                                         --------       --------

                                                         $345,201       $345,843
                                                         ========       ========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At March 31, 1999, the Company was in compliance with these financial and other covenants.

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

Loan Originations and Purchases

As of March 31, 1999, the Company's Wholesale division was operating through five regional operating centers and 65 additional sales offices. The Wholesale division funded $666.3 million in loans during the quarter ended March 31, 1999. As of March 31, 1999, the Company's Retail division was operating through 79 sales offices. The Retail division funded $193.5 million in loans during the three months ended March 31, 1999. The Company's Primewest subsidiary closed $32.1 million in loans during the quarter ended March 31, 1999.

Loan Sales and Securitizations

Loan Sale Strategy. The Company's loan sale strategy includes both securitizations and whole loan sales in order to advance the Company's goal of enhancing profits while managing cash flows. Loan sales through securitizations permit the Company to enhance operating profits and to benefit from future cash flows generated by the residual interests retained by the Company. Whole loan sale transactions enable the Company to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests in securitizations.

The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended March 31, 1999, $576.9 million, or 66.1%, of the Company's loan sales were in the form of securitizations. Based on current liquidity and profit projections and current market conditions, the Company anticipates the percentage of whole loan sales will increase to approximately 50% of total loan sales in the second quarter of 1999.

The Company has, to date, elected to fund the required OC at the closing of all but two of its securitizations. The over-collateralization requirement ranges from two to five percent of the initial securitization bond debt principal balance or four to nine percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC Account up front, the Company begins to receive cash flow from the Residual immediately. In those cases where only a portion of the OC Account is funded up front, the Company will begin to receive cash flow from the Residual more
quickly than in cases where no initial funding is undertaken.   Cash flows from
the Residuals are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                             For the Quarter Ended March 31,
                                             -------------------------------
                                                  1999              1998
                                             --------------    -------------
Securitizations...........................       $576,869          $309,660
Whole loan sales..........................        296,011           352,083
                                                 --------          --------
   Total                                         $872,880          $661,743
                                                 ========          ========

As part of its overall securitization strategy, the Company completed a NIM excess cash flow private placement transaction in February 1999 with respect to its remaining residual interests in securitizations closed prior to December 1998. This transaction reduced borrowings under the Company's residual financing facility by $71.8 million.

Condition of Secondary Market. During the second half of 1998, whole loan prices fell to levels significantly lower than the prices received by the Company in earlier periods. These lower prices have persisted into the first and second quarters of 1999. The Company does not know whether these lower prices will persist, and for how long. Continuing lower whole loan prices will affect the Company's secondary marketing strategy, cash flow and profitability. Based on current liquidity and profit projections and current market conditions, the Company expects that in the second quarter, approximately 50% of its loan sales will be in the form of whole loan sales.

Results of Operations

As of March 31, 1999, the Company's Wholesale Division operated through 65 sales offices and five regional operating centers located in 35 states. The number of account executives in the Wholesale Division grew to 155 at March 31, 1999, from 127 at March 31, 1998. The Company's Retail Division operates through 79 sales offices located in 29 states. The number of loan officers decreased to 277 at
March 31, 1999, from 318 at March 31, 1998.   In January 1998, the Company
completed its acquisition of PWF Corporation (Primewest), a correspondent lender of the Company. Primewest is a retail originator based in California.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The Company originated and purchased $891.9 million in loans for the three months ended March 31, 1999, compared to $655.0 million for the three months ended March 31, 1998. Loans originated and purchased through the Company's Wholesale Division were $666.3 million, or 74.7%, of total originations and purchases for the three months ended March 31, 1999. Loans originated through the Company's Retail Division were $193.5 million, or 21.7%, of total originations and purchases for the three month period. Loans originated through the Company's Primewest subsidiary were $32.1 million, or 3.6%, of total originations and purchases for the three months ended March 31, 1999. For the same period in 1998, Wholesale, Retail and Primewest originations and purchases totaled $434.0 million, or 66.3%, $209.6 million, or 32.0% and $11.4 million, or 1.7%, respectively, of total originations and purchases.

Total revenues for the three months ended March 31, 1999 increased to $54.2 million, from $38.4 million for the three months ended March 31, 1998. This increase was due primarily to the increase in loan originations and purchases and sales in 1999, as well as the increase in the mortgage loan servicing portfolio. Gain on sale of loans increased to $29.4 million for the three months ended March 31, 1999, from $24.3 million for the three months ended March 31, 1998, due to the increase in loan sales in 1999.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                             Three Months Ended March 31,
                                                 1999             1998
                                            --------------   -------------
Gain from whole loan sale transactions           $ 10,398        $ 16,182
Non-cash gain from securitizations                 40,936          23,763
Non-cash gain from servicing asset                  4,519              --
Cash loss from securitizations/NIMS                (4,659)             --
Securitization expenses                            (3,426)         (1,521)
Accrued interest                                   (3,874)         (2,441)
Provision for losses                               (3,469)         (1,708)
General valuation provision for NIR                (4,000)             --
Non-refundable loan fees                           11,451          10,526
Premiums paid                                      (4,200)         (7,482)
Origination costs                                 (14,000)        (13,000)
Hedging losses                                       (248)             --
                                                 --------        --------
Gain on sale of loans                            $ 29,428        $ 24,319
                                                 ========        ========

Whole loan sales decreased to $296.0 million for the three months ended March 31, 1999, from $352.1 million for the corresponding period in 1999. This decrease is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales decreased to 33.9% of total loan sales in the three months ended March 31, 1999, compared to 53.2% for the corresponding period in 1998.

Interest income increased to $15.3 million for the three months ended March 31, 1999, from $10.2 million for the same period in 1998, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended March 31, 1999 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1998, primarily as a result of increased loan originations and purchases.

Servicing income increased to $9.5 million for the three months ended March 31, 1999, from $3.9 million for the three months ended March 31, 1998. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. As of March 31, 1999, the Company had securitized over $3.9 billion in loans and retained the servicing rights. As of March 31, 1998, the Company had securitized $1.5 billion in loans.

Total expenses increased to $37.6 million for the three months ended March 31, 1999, from $27.6 million for the three months ended March 31, 1998. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1998 to 1999 due primarily to (1) higher loan origination volume in the quarter ended March 31, 1999 compared to the same period in 1998; and (2) the addition of 17 sales offices from March 31, 1998 to March 31, 1999.

Residual Securities

The carrying value of the Company's residual securities at March 31, 1999 and December 31, 1998 is summarized below (dollars in thousands):

                                               March 31,    December 31,
                                                  1999          1998
                                               ---------    ------------
Carrying value of securities                    $205,203        $215,895
Less: general valuation allowance for NIR        (10,500)        (10,500)
                                                --------        --------
     Net book value                             $194,703        $205,395
                                                ========        ========

In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security. The specific values set forth above were established and tested by (i) changing prepayment speed assumptions and loss assumptions for each security to reflect actual experience and future expectations, and (ii) performing sensitivity analyses on the assumptions to assess the potential impact of a higher prepayment and lower loss scenario, and the potential impact of a lower prepayment and higher loss scenario.

The following table summarizes the cash flow performance of the Company's securities (dollars in thousands):


                               1st Qtr 1999   Life-to-date
                               ------------   ------------
Actual cash received                $20,965        $39,011
Projected cash flow                  19,322         36,363
                                    -------        -------
Excess cash flow received           $ 1,643        $ 2,648
                                    =======        =======

For residual interests sold through excess cash flow private placement transactions, the cash flows illustrated in the table above represent cash flows subsequent to the sale, all of which were used to pay down the senior bondholders. To date, the Company's overall cash flows on its residual interests are higher than the Company projected. However, based on historic prepayment activity, particularly in the 6-month ARM product, the Company believes that future cash flows may fall short of original projections. Based on the quarterly evaluation of residual interests, the Company recorded a $4.0 million write-down in the first quarter of 1999.

Liquidity and Capital Resources

Financing Sources. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of March 31, 1999, the Company had a $320.0 million warehouse line of credit led by U.S. Bank National Association which expires in May 1999 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At

March 31, 1999, the balance outstanding under the warehouse line of credit was $249.9 million. The Company is in the process of negotiating the renewal of this warehouse line of credit.

Borrowings under the warehouse line are secured by first mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan as valid collateral in calculating the Company's available borrowing capacity. As a consequence, as valid collateral the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of March 31, 1999, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

As of March 31, 1999, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At March 31, 1999, the balance outstanding under the aggregation facility was $94.9 million. In November 1998, the Company established a $3.0 million line of credit with Salomon secured by a newly-formed special purpose subsidiary of the Company that will hold residential properties owned by the Company from time to time. This facility bears interest at a rate equal to the one month LIBOR plus 2.50%. The balance outstanding at March 31, 1999 was $368,000.

The Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to the Salomon aggregation facility. The aggregation facility is paid down with the proceeds of loan sales and securitizations.

The Company also has residual financing arrangements with Salomon, whereby Salomon provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The facilities bear interest at a rate based on the one month LIBOR. At March 31, 1999, the balance outstanding under these facilities was $93.0 million.

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

Industry Liquidity Environment. Since the third and fourth quarters of 1998, the financing environment for sub-prime mortgage lenders like the Company has become more difficult. Some investment and commercial banks have been withdrawing or substantially curtailing their warehouse and/or aggregation financing commitments. Others have continued lending to sub-prime originators, but on less favorable terms. Partly as a consequence of these liquidity problems, several relatively large sub-prime mortgage lenders have declared bankruptcy since the third quarter of 1998. The Company believes that as a result of these bankruptcies, some investment and commercial banks will be less willing to renew or expand their remaining commitments to sub-prime mortgage lenders.

Strategy. The Company is engaged in efforts to diversify its financing sources in order to reduce its reliance on single sources of warehouse, aggregation and residual financing. Because of the difficult liquidity environment in the sub-prime mortgage industry, there can be no assurance that the Company will be able to establish alternate credit facilities on terms comparable to those in its existing Salomon and U.S. Bank facilities. In addition, Salomon Smith Barney has recently experienced professional staff changes and structural reorganizations in the division responsible for providing the Company's aggregation and residual financing. As a consequence, there can be no assurance that Salomon will continue to renew its aggregation and residual financing facilities on terms as favorable as the Company's current borrowing terms.

Cash Flow. For the three months ended March 31, 1999, the Company's operations provided approximately $9.7 million in cash, which is primarily attributable to the effect of the NIM transaction. In general, however, the Company's operating strategy results in negative operating cash flow, primarily because of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to receive cash flows during 1999; and (vi) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facility;
(ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of March 31, 1999, the balance outstanding under this facility was $3.5 million, and the weighted-average interest rate was 8.8%.

The Company has various non-revolving operating lease agreements totaling $19.1 at March 31, 1999, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance. As of March 31, 1999, the Company had $4.5 million available under these facilities.

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

The Company's Year 2000 Strategy

The Company is in the midst of implementing its plan (the "Y2K Plan" or the "Plan") to prepare for the Year 2000 issue. The Plan consists of (i) evaluating the Company's exposure to Year 2000 problems, (ii) having its major systems certified and tested as Year 2000 ready, (iii) obtaining certifications and/or responses to detailed questionnaires from its major vendors regarding their Year 2000 readiness, and (iv) establishing contingency plans. The Company believes it will complete implementation of the Plan by August 31, 1999.

Progress Report

In order to spearhead implementation of the Year 2000 effort, in 1998 the Company established a Year 2000 Task Group (the "Group"). The Group divided the Plan implementation process into four categories: 1) Hardware, 2) Non-Information Technology (e.g., telephone systems, pagers, etc.), 3) Software, and
4) Outside Vendors.

Hardware - The Company's most important hardware systems are its several dozen
--------
servers located at the Company's headquarters and regional operating centers. The Group has contacted the manufacturers of those systems, and has obtained certification of Year 2000 readiness. Because the Company was not formed until late 1995 and did not commence lending operations until February 1996, most of these systems are relatively new and were manufactured to be Year 2000 ready.

In addition, in March 1999, the Group commenced testing of each of the hardware systems to confirm that they are able to function properly in a Year 2000 simulation. The Group currently expects that the hardware testing process will be complete by the middle of June 1999. Any repair or replacement of systems that are found to be unready will take place by the end of the second quarter of 1999.

Non-Information Technology - The Group is also in the process of contacting the
--------------------------
vendors of its principal Non-IT systems in order to obtain certificates of Year 2000 readiness. The Company's material Non-IT systems include its telephone, paging, voicemail and telemarketing systems. Because most of these systems were purchased after 1995, the majority of these systems were designed and manufactured to be Year 2000 ready. To date, the Company has received certifications of Year 2000 readiness with respect to its telephone, voicemail and telemarketing systems, and is awaiting similar certification for its paging systems. The Group currently expects to receive Year 2000 readiness certification with respect to its remaining material Non-IT systems by the end of the second quarter. If the manufacturer of any such system is not willing to provide the requested certification, the Group will decide whether or not to replace that system.

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

In order to mitigate the risks related to outside vendors, the Group is developing a detailed questionnaire to be distributed in the second quarter of 1999 to the Company's principal vendors who have not provided satisfactory Year 2000 readiness certificates. Based on the responses, the Group may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Group expects that the process of evaluating and working with outside vendors will continue into the second quarter of 1999.

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

A separate and equally difficult risk posed to the Company by Year 2000 issue is that disruptions in its customers' financial condition will reduce demand for its products. If consumer confidence is impaired, loan originations might decline. Similarly, if the financial institutions who are purchasers of the Company's whole loans or mortgage-backed securities suffer business disruptions from the Year 2000-related problems, the secondary market demand and pricing for the Company's loans may decline.

In short, while the Company is committed to attempt to prevent Year 2000-related harms, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 1999, the Company had $194.7 million in residual interests in securitizations and $12.8 million in mortgage servicing assets which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements - Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease.

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

          None.

Item 5.        Other Information

          None.

Item 6.  (a)  Exhibits required by Item 601 of Regulation S-K

              See "Exhibit Index."

         (b)  Reports on Form 8-K

              On March 8, 1999 the Company filed a report on Form 8-K attaching a copy of a press release announcing the Company's Stock Repurchase Program.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               NEW CENTURY FINANCIAL CORPORATION



DATE: May 13, 1999             By: /S/ BRAD A. MORRICE
                                  ______________________________
                                  Brad A. Morrice
                                  President


DATE: May 13, 1999             By: /S/ EDWARD F. GOTSCHALL
                                  ______________________________
                                  Edward F. Gotschall
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit             Description of                                 Sequentially
Number                 Exhibit                                     Numbered Page
------              --------------                                 -------------

    *3.1 First Amended and Restated Certificate of Incorporation of the Company

   **3.2  Certificate of Designation for Series 1998A Convertible
          Preferred Stock

    *3.3  First Amended and Restated Bylaws of the Company

    *4.1  Specimen Stock Certificate

  ***4.2  Specimen Series 1998A Convertible Preferred Stock Certificate

 ***10.1 Form of Founding Managers' Employment Agreement, dated January 1, 1999

 ***10.2  Patrick Flanagan Employment Agreement, dated
          January 1, 1999

****10.3  1999 Incentive Compensation Plan

    11.1  Statement re Computation of Per Share Earnings                      27

    27.1  Financial Data Schedule                                             28

* Incorporated by reference from the Company's Amendment No. 1 to Form S-1 Registration Statement (No. 333-25483) filed with the SEC on June 2, 1997.

** Incorporated by reference from the Company's Form 8-K as filed with the SEC on December 8, 1998.

*** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

**** Incorporated by reference to the Company's 1999 Proxy Statement filed with the SEC on April 2, 1999.