Form 10-Q
period 1999-06-30
NEW CENTURY FINANCIAL CORP
filed 1999-08-16
CIK 1036075

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

{X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1999
                                                 -------------

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

     YES         X            NO
         -----------------        ------------------

As of July 31, 1999, 14,701,049 shares of common stock of New Century Financial Corporation were outstanding.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

PART I     -     FINANCIAL INFORMATION                                    PAGE

     Item 1.     Financial Statements                                      4

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            13

     Item 3.     Quantitative and Qualitative Disclosures About
                 Market Risk                                              27

PART II    -     OTHER INFORMATION

     Item 1.     Legal Proceedings                                        28

     Item 2.     Changes in Securities and Use of Proceeds                28

     Item 3.     Defaults Upon Senior Securities                          28

     Item 4.     Submission of Matters to a Vote of
                 Security Holders                                         28

     Item 5.     Other Information                                        29

     Item 6.     Exhibits and Reports on Form 8-K                         29

SIGNATURES                                                                30

EXHIBIT INDEX                                                             31

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the anticipated mix of whole loan sales and securitizations for the remainder of 1999, the expectations regarding the condition of the whole loan and securitization markets in the third and fourth quarters, the assumptions used by the Company to value its residual interests from securitizations and excess cash flow private placements, the expectation that the Company may begin using its Paine Webber credit facility for some of the Company's "wet" fundings, the belief that the Company's current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, the expectation that the proceeds from the U.S. Bancorp investment will give the Company greater flexibility to pursue a more economically advantageous secondary marketing strategy, the expectation that the Company will devote significant financial and human resources to expand its Internet business, the expectations regarding the timing and extent of the Company's Year 2000-readiness and the costs of implementing its Y2K Plan and the belief that any liability with respect to its legal actions, individually or in the aggregate, will not have a material adverse effect on the Company. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's ability to access funding and capital sources during a period of tight liquidity in the Company's industry, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of competition in the subprime mortgage banking industry, the potential for legislative or regulatory changes affecting the Company's business, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

                         Item 1.   Financial Statements

              New Century Financial Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                                                  (Dollars in thousands)
                                                                              June 30,           December 31,
                                                                                1999                1998
                                                                           -------------------------------------
ASSETS:
Cash and cash equivalents..............................................         $ 12,365          $ 30,875
Loans receivable held for sale, net (notes 2 and 5)....................          392,263           356,975
Residual interests in securitizations (note 3).........................          235,045           205,395
Mortgage servicing assets (note 4).....................................           15,135             8,665
Accrued interest receivable............................................              893             1,536
Office property and equipment..........................................            2,746             3,644
Prepaid expenses and other assets......................................           17,772            17,637
                                                                           -------------------------------------
TOTAL ASSETS                                                                    $676,219          $624,727
                                                                           =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 5).....................         $373,741          $345,843
Residual financing.....................................................          113,052           122,298
Notes payable..........................................................            3,165             3,985
Income taxes payable...................................................            6,615             1,690
Accounts payable and accrued liabilities...............................           24,859            16,056
Deferred income taxes..................................................           20,242            20,242
                                                                           -------------------------------------
        Total liabilities..............................................          541,674           510,114

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares;
    20,000 shares issued and outstanding...............................               -                 -
Common stock, $.01 par value.  Authorized 45,000,000 shares;
    issued and outstanding 14,552,021 shares at June 30, 1999
    and 14,473,566 shares at December 31, 1998.........................              146               145
Additional paid-in capital.............................................           64,842            65,241
Retained earnings, restricted..........................................           69,898            49,953
                                                                           -------------------------------------
                                                                                 134,886           115,339
Deferred compensation costs............................................             (341)             (726)
                                                                           -------------------------------------
        Total stockholders' equity.....................................          134,545           114,613
                                                                           -------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $676,219          $624,727
                                                                           =====================================

See accompanying notes to unaudited condensed consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                     (In thousands, except per share data)
                                  (Unaudited)


                                           Six Months Ended June 30,     Three Months Ended June 30,
                                           --------------------------------------------------------
                                                1999           1998           1999           1998
                                           --------------------------------------------------------
Revenues:
  Gain on sale of loans.................   $    59,615    $    52,100    $    30,187    $    27,781
  Interest income.......................        28,974         23,379         13,656         13,186
  Servicing income......................        21,580          8,475         12,115          4,539
                                           --------------------------------------------------------
    Total revenues......................       110,169         83,954         55,958         45,506
                                           --------------------------------------------------------


Expenses:
  Personnel.............................        24,793         21,072         12,602         11,173
  Interest..............................        23,352         19,590         10,936         10,881
  General and administrative............        17,931         13,159          9,096          7,175
  Advertising and promotion.............         5,127          4,294          2,742          2,099
  Servicing.............................         1,304          1,311            665            740
  Professional services.................         2,436            688          1,316            427
                                           --------------------------------------------------------
    Total expenses......................        74,943         60,114         37,357         32,495
                                           --------------------------------------------------------

Earnings before income taxes............         35,226        23,840         18,601         13,011

Income taxes............................         14,535        10,115          7,722          5,519
                                           --------------------------------------------------------

Net earnings............................    $    20,691      $ 13,725      $  10,879      $   7,492
                                            =======================================================

Basic earnings per share................    $      1.45      $   0.98      $    0.76      $    0.53
                                            =======================================================

Diluted earnings per share..............    $      1.15      $   0.92      $    0.60      $    0.50
                                            =======================================================


See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            (In thousands)
                                                                      Six Months Ended June 30,
                                                                          1999           1998
                                                                      --------------------------
Cash flows from operating activities:
Net earnings........................................................  $    20,691    $    13,725
Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.....................................        2,805          1,908
  Deferred income taxes.............................................           -           5,000
  NIR gains.........................................................      (75,134)       (51,767)
  Servicing gains...................................................       (7,462)            -
  Initial deposits to over-collateralization accounts...............      (36,026)       (11,834)
  Deposits to over-collateralization accounts.......................       (9,510)       (11,844)
  Release of cash from over-collateralization accounts..............        8,475         10,406
  Net proceeds from NIMS transaction................................       76,098         53,819
  Amortization (accretion) of NIRs/I/O's............................       (1,526)         6,078
  General valuation provision for NIRs..............................       13,000          1,000
  Provision for losses..............................................        3,589          5,446
  Loans originated or acquired for sale.............................   (1,850,653)    (1,474,059)
  Loan sales, net...................................................    1,813,263      1,442,846
  Principal payments on loans receivable held for sale..............        4,170         20,728
  Net change in other assets and liabilities........................        3,315         (7,429)
  Increase (decrease) in warehouse and aggregation lines of credit..       27,898            (79)
                                                                      --------------------------
Net cash provided by (used in) operating activities.................       (7,007)         3,944
                                                                      --------------------------

Cash flows from investing activities:
  Purchase of office property and equipment.........................         (185)        (1,557)
  Purchase of interest-only (I/O) certificates......................           -          (5,756)
  Acquisition of Primewest..........................................           -          (1,642)
                                                                      --------------------------
Net cash used in investing activities...............................         (185)        (8,955)

Cash flows from financing activities:
  Net repayments of notes payable...................................         (820)          (265)
  Net proceeds from (repayments of) residual financing..............       (9,246)         1,177
  Payment of dividends on convertible preferred stock...............         (746)            -
  Net proceeds from issuance of stock/purchase of treasury stock....         (506)          (180)
                                                                      --------------------------
Net cash provided by (used in) financing activities.................      (11,318)           732
                                                                      --------------------------

Net decrease in cash and cash equivalents...........................      (18,510)        (4,279)
Cash and cash equivalents, beginning of period......................       30,875         12,701
                                                                      --------------------------
Cash and cash equivalents, end of period............................  $    12,365      $   8,422
                                                                      ==========================

Supplemental cash flow disclosure:
  Interest paid.....................................................  $    23,525      $  19,885
  Income taxes paid.................................................  $     9,610      $   5,724
Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest..........  $       108      $   2,000
  Restricted stock issued...........................................  $        -       $     173

See accompanying notes to unaudited condensed consolidated financial statements.

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            June 30, 1999 and 1998

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. Management is in the process of assessing the impact of implementing SFAS No. 133, which was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The FASB subsequently issued SFAS No. 137, delaying implementation of SFAS No. 133 for one year.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an annual default rate estimate of 0.60% to 1.50% for adjustable rate first trust deeds, 0.38% to 0.75% for fixed rate first trust deeds and 0.75% to 1.25% for second trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 2.17% to 2.79% for adjustable rate first trust deeds, 1.56% to 2.83% for fixed rate first trust deeds and 3.66% for second trust deeds.. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 2.21 to 3.00 years for its adjustable mortgage loans and 3.74 and 3.94 years for its fixed rate mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997, added $7.5 million to the allowance during 1998, and added $13.0 million to the allowance in the first half of 1999. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the six months ended June 30, 1999, the Company allocated $13.0 million of its allowance to write down the carrying value of its May 1998 Net Interest Margin Security.

2.  Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at June 30, 1999 and December 31, 1998 follows (dollars in thousands):

                                                  June 30,    December 31,
                                                    1999         1998
                                                 ----------   ------------
     Mortgage loans receivable...............      $391,413     $355,875
     Net deferred origination costs..........           850        1,100
                                                   --------     --------
                                                   $392,263     $356,975
                                                   ========     ========

3.  Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at June 30, 1999 and December 31, 1998 (dollars in thousands):

                                                  June 30,    December 31,
                                                    1999         1998
                                                 ----------   ------------
Over-collateralization amount..................   $126,852      $ 89,792
Net interest receivable (NIR)..................    118,693       126,103
                                                  --------      --------
                                                   245,545       215,895
                                                  --------      --------
General valuation allowance....................    (10,500)      (10,500)
                                                  --------      --------
                                                  $235,045      $205,395
                                                  ========      ========

The following table summarizes activity in the NIR amounts for the six months ended June 30, 1999 and 1998 (dollars in thousands):

                                                        1999        1998
                                                      ---------   ---------
     Balance, beginning of period...................   $126,103    $ 79,036
     Sale of NIR through NIMS.......................    (71,156)    (36,840)
     NIR gains......................................     75,135      51,767
     Write-down of NIR..............................    (13,000)         --
     NIR accretion (amortization)...................      1,611      (6,078)
                                                       --------    --------
     Balance, end of period.........................   $118,693    $ 87,885
                                                       ========    ========

The following table summarizes activity in the OC accounts for the six months ended June 30, 1999 and 1998 (dollars in thousands):

                                                        1999        1998
                                                      ---------   ---------
     Balance, beginning of period..................    $ 89,792    $ 21,224
     Initial deposits to OC accounts...............      36,025      11,834
     Additional deposits to OC accounts............       9,510      11,844
     Release of cash from OC accounts..............      (8,475)    (10,406)
                                                       --------    --------
     Balance, end of period........................    $126,852    $ 34,496
                                                       ========    ========

The following table summarizes activity in the allowance for NIR losses for the six months ended June 30, 1999 and 1998 (dollars in thousands):

                                                         1999       1998
                                                       --------    -------
     Balance, beginning of period..................    $ 10,500    $ 3,000
     Provision for NIR losses......................      13,000      1,000
     Charge-offs of NIR............................     (13,000)        --
                                                       --------    -------
     Balance, end of period........................    $ 10,500    $ 4,000
                                                       ========    =======

4.   Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 1999 (dollars in thousands):

                                                        1999
                                                      ---------
     Balance, beginning of period..................    $ 8,665
     Additions.....................................      7,462
     Amortization..................................       (992)
                                                       -------
     Balance, end of period........................    $15,135
                                                       =======

5.  Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at June 30, 1999 and December 31, 1998 (dollars in thousands):

                                                        June 30,    December 31,
                                                          1999          1998
                                                      ------------  ------------
A $300 million line of credit expiring in May 2000
secured by loans receivable held for sale, bearing
interest based on one month LIBOR (5.24% at
June 30, 1999)......................................     $231,871      $191,931

A $603 million master repurchase agreement bearing
interest based on one month LIBOR (5.24% at
June 30, 1999), secured by loans receivable held
for sale.  The agreement may be terminated
by the lender giving 28 days written notice.........      141,870       153,912

A $300 million loan and security agreement bearing
interest based on one month LIBOR (5.24% at
June 30, 1999), secured by loans receivable held
for sale, expiring in June 2000.....................           --            --
                                                         --------      --------
                                                         $373,741      $345,843
                                                         ========      ========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At June 30, 1999, the Company was in compliance with these financial and other covenants.

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

Loan Originations and Purchases

As of June 30, 1999, the Company's Wholesale Division was operating through five regional operating centers and 65 additional sales offices. The Wholesale Division funded $1.3 billion in loans during the six months ended June 30, 1999. As of June 30, 1999, the Company's Retail Division was operating through 81 sales offices. The Retail Division funded $464.9 million in loans during the six months ended June 30, 1999. The Company's Primewest subsidiary closed $71.3 million in loans during the six months ended June 30, 1999.

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

The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended June 30, 1999, $563.8 million, or 60.0%, of the Company's loan sales were in the form of securitizations. Based on current liquidity and profit projections and current market conditions, the Company anticipates the percentage of securitizations versus whole loan sales will be higher for the remainder of 1999.

The Company has, to date, elected to fund the required OC at the closing of all but three of its securitizations. The over-collateralization requirement ranges from two to five percent of the initial securitization bond debt principal balance or four to nine percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC Account up front, the Company begins to receive cash flow from the Residual immediately. In those cases where only a portion of the OC Account is funded up front, the Company will begin to receive cash flow from the Residual more quickly than in cases where no initial funding is undertaken. Cash flows from the Residuals are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                                          For the Six Months        For the Three Months
                                                          Ended June 30,               Ended June 30,
                                                     ---------------------------------------------------
                                                        1999           1998           1999        1998
                                                     ----------     ----------      --------    --------
Securitizations...........................           $1,140,633     $  680,030      $563,764    $370,371
Whole loan sales..........................              672,630        762,816       376,619     410,732
                                                     ----------     ----------      --------    --------
   Total                                             $1,813,263     $1,442,846      $940,383    $781,103
                                                     ==========     ==========      ========    ========


Condition of Secondary Market. For the past year, whole loan prices have remained at levels significantly lower than the prices received by the Company in earlier periods. There are indications that these lower prices will persist into the third and fourth quarters. In addition, more buyers in the whole loan market are confining their purchases to loans having very specific attributes. Unlike 1997 and early 1998, the Company has found it to be more difficult to identify buyers willing to purchase a pool of loans representing a cross section of the Company's entire loan production. Consequently, in the second quarter, the Company's whole loan sales were characterized by smaller pools of more narrow characteristics sold to a larger number of buyers.

The continuing lower whole loan prices and the shift of the whole loan market to narrower pool criteria will affect the Company's secondary marketing strategy, cash flow and profitability. Based on current liquidity and profit projections and current market conditions, the Company expects that in the remainder of 1999, less than 40% of its loan sales will be in the form of whole loan sales.

The securitization market was relatively healthy in the second quarter, and the Company was able to recognize gains on the securitized loans at levels comparable to those recognized in prior quarters. There are indications, however, that the securitization market may weaken in the third and fourth quarters, partly due to general uncertainty in the financial markets relating to the Year 2000.

Results of Operations

As of June 30, 1999, the Company's Wholesale Division operated through 65 sales offices and five regional operating centers located in 35 states. The number of account executives in the Wholesale Division remained relatively stable at 134 at June 30, 1999, compared to 132 at June 30, 1998. The Company's Retail Division operates through 81 sales offices located in 30 states. The number of
loan officers decreased to 290 at June 30, 1999, from 355 at June 30, 1998.   In
January 1998, the Company completed its acquisition of PWF Corporation (Primewest), a correspondent lender of the Company. Primewest is a retail originator based in California.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Company originated and purchased $1.9 billion in loans for the six months ended June 30, 1999, compared to $1.5 billion for the six months ended June 30, 1998. Loans originated and purchased through the Company's Wholesale Division were $1.3 billion, or 71.0%, of total originations and purchases for the six months ended June 30, 1999. Loans originated through the Company's Retail Division were $464.9 million, or 25.1%, of total originations and purchases for the six month period. Loans originated through the Company's Primewest subsidiary were $71.3 million, or 3.9%, of total originations and purchases for the six months ended June 30, 1999. For the same period in 1998, Wholesale, Retail and Primewest originations and purchases totaled $1.0 billion, or 69.2%, $419.8 million, or 28.5% and $33.8 million, or 2.3%, respectively, of total originations and purchases.

Total revenues for the six months ended June 30, 1999 increased to $110.2 million, from $84.0 million for the six months ended June 30, 1998. This increase was due primarily to the increase in loan originations and purchases and sales in 1999, as well as the increase in servicing revenues due to the increase in the mortgage loan servicing portfolio. Gain on sale of loans increased to $59.6 million for the six months ended June 30, 1999, from $52.1 million for the six months ended June 30, 1998, due to the increase in loan sales in 1999, partially offset by the decrease in whole loan prices and securitization gains recorded in 1999.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                     Six Months Ended June 30,
                                                       1999             1998
                                                     --------         --------
Gain from whole loan sale transactions               $ 23,261         $ 36,271
Non-cash gain from securitizations                     75,134           51,767
Non-cash gain from servicing asset                      7,462              ---
Cash loss from securitizations/NIMS                    (3,702)             ---
Securitization expenses                                (6,430)          (4,568)
Accrued interest                                       (6,853)          (2,893)
Provision for losses                                   (3,589)          (5,446)
General valuation provision for NIR                   (13,000)          (1,000)
Non-refundable loan fees                               25,267           23,195
Premiums paid                                          (8,987)         (15,828)
Origination costs                                     (28,700)         (27,750)
Hedging losses                                           (248)          (1,648)
                                                     --------         --------
Gain on sale of loans                                $ 59,615         $ 52,100
                                                     ========         ========

Whole loan sales decreased to $672.6 million for the six months ended June 30, 1999, from $762.8 million for the corresponding period in 1998. This decrease is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales decreased to 37.1% of total loan sales in the six months ended June 30, 1999, compared to 52.9% for the corresponding period in 1998.

Interest income increased to $29.0 million for the six months ended June 30, 1999, from $23.4 million for the same period in 1998, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the six months ended June 30, 1999 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1998, primarily as a result of increased loan originations and purchases.

Servicing income increased to $21.6 million for the six months ended June 30, 1999, from $8.5 million for the six months ended June 30, 1998. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. As of June 30, 1999, the Company had securitized over $4.5 billion in loans and retained the servicing rights. As of June 30, 1998, the Company had securitized $1.8 billion in loans.

Total expenses increased to $74.9 million for the six months ended June 30, 1999, from $60.1 million for the six months ended June 30, 1998. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1998 to 1999 due primarily to

(1) higher loan origination volume in the six months ended June 30, 1999 compared to the same period in 1998; and (2) the addition of 11 sales offices from June 30, 1998 to June 30, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The Company originated and purchased $959.0 million in loans for the three months ended June 30, 1999, compared to $818.9 million for the three months ended June 30, 1998. Loans originated and purchased through the Company's Wholesale Division were $668.6 million, or 69.7%, of total originations and purchases for the three months ended June 30, 1999. Loans originated through the Company's Retail Division were $251.3 million, or 26.2%, of total originations and purchases for the three month period. Loans originated through the Company's Primewest subsidiary were $39.1 million, or 4.1%, of total originations and purchases for the three months ended June 30, 1999. For the same period in 1998, Wholesale, Retail and Primewest originations and purchases totaled $587.4 million, or 71.7%, $209.7 million, or 25.6% and $21.8 million, or 2.7%, respectively, of total originations and purchases.

Total revenues for the three months ended June 30, 1999 increased to $56.0 million, from $45.5 million for the three months ended June 30, 1998. This increase was due primarily to the increase in loan originations and purchases and sales in 1999, as well as the increase in servicing revenues due to the increase in the mortgage loan servicing portfolio. Gain on sale of loans increased to $30.2 million for the three months ended June 30, 1999, from $27.8 million for the three months ended June 30, 1998, due to the increase in loan sales in 1999.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                               Three Months Ended June 30,
                                                  1999            1998
                                                --------        --------
Gain from whole loan sale transactions          $ 12,863        $ 20,089
Non-cash gain from securitizations                34,198          28,004
Non-cash gain from servicing asset                 2,943             ---
Cash gain from securitizations                       957             ---
Securitization expenses                           (3,004)         (3,047)
Accrued interest                                  (2,979)           (452)
Provision for losses                                (120)         (3,738)
General valuation provision for NIR               (9,000)         (1,000)
Non-refundable loan fees                          13,816          12,669
Premiums paid                                     (4,787)         (8,346)
Origination costs                                (14,700)        (14,750)
Hedging losses                                       ---          (1,648)
                                                --------        --------
Gain on sale of loans                           $ 30,187        $ 27,781
                                                ========        ========

Whole loan sales decreased to $376.6 million for the three months ended June 30, 1999, from $410.7 million for the corresponding period in 1998. This decrease is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales decreased to 40.0% of total loan sales in the three months ended June 30, 1999, compared to 52.6% for the corresponding period in 1998.

Interest income increased slightly to $13.7 million for the three months ended June 30, 1999, from $13.2 million for the same period in 1998, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase.

Servicing income increased to $12.1 million for the three months ended June 30, 1999, from $4.5 million for the three months ended June 30, 1998. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. As of June 30, 1999, the Company had securitized over $4.5 billion in loans and retained the servicing rights. As of June 30, 1998, the Company had securitized $1.8 billion in loans.

Total expenses increased to $37.4 million for the three months ended June 30, 1999, from $32.5 million for the three months ended June 30, 1998. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1998 to 1999 due primarily to (1) higher loan origination volume in the quarter ended June 30, 1999 compared to the same period in 1998; and (2) the addition of 11 sales offices from June 30, 1998 to June 30, 1999.

One tool that management uses to measure the Company's cost-effectiveness in originating loans is the "all-in acquisition cost" per loan. The Company calculates this figure as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume. The all-in acquisition cost for the three months ended June 30, 1999 was 2.83%, down from 3.59% for the same period in 1998. The decrease was due to decreases in operating expenses as a percent of production volume, as economies of scale were realized and new branch offices matured.

Residual Securities

The carrying value of the Company's residual securities at June 30, 1999 and December 31, 1998 is summarized below (dollars in thousands):

                                               June 30,    December 31,
                                                 1999          1998
                                               --------    ------------
Carrying value of securities                   $245,545        $215,895
Less: general valuation allowance for NIR       (10,500)        (10,500)
                                               --------        --------
     Net book value                            $235,045        $205,395
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

To date, the Company's overall cash flows on its residual interests are higher than the Company projected. However, based on historic prepayment activity, particularly in the 6-month and 2/28 ARM products, the Company believes that future cash flows may fall short of original projections. Based on the quarterly evaluation of residual interests, the Company recorded a $4.0 million write-down in the first quarter of 1999 and an additional $9.0 million in the second quarter of 1999.

Liquidity and Capital Resources

Financing Sources. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of June 30, 1999, the Company had recently renewed its $300.0 million warehouse line of credit led by U.S. Bank National Association, with an expiration date in May 2000 and an interest rate equal to the one month LIBOR plus 1.25%. At June 30, 1999, the balance outstanding under the warehouse line of credit was $231.9 million.

Borrowings under the warehouse line are secured by first and second mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan as valid collateral in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of June 30, 1999, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

As of June 30, 1999, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At June 30, 1999, the balance outstanding under the aggregation facility was $141.9 million. In November 1998, the Company established a $3.0 million line of credit with Salomon secured by a newly-formed special purpose subsidiary of the Company that will hold residential properties owned by the Company from time to time. This facility bears interest at a rate equal to the one month LIBOR plus 2.50%. The balance outstanding at June 30, 1999 was $964,000.

During the second quarter of 1999, the Company negotiated a second aggregation and residual financing facility with Greenwich Capital Markets (Greenwich). The aggregation facility totals $300.0 million, and bears interest at a rate equal to the one-month LIBOR plus 1.25%. This facility is structured as a loan and security agreement and consists of a $200 million committed portion and a $100 million uncommitted portion. It expires in June 2000. As of June 30, 1999, the balance outstanding under the aggregation facility was zero.

In July 1999, the Company negotiated a third aggregation and residual financing facility with Paine Webber Real Estate Securities, Inc. (Paine Webber). The $300 million facility is structured as a loan and security agreement and bears interest at a rate based on the one month LIBOR. The entire amount is uncommitted. The Paine Webber facility also includes a "wet funding" feature that will permit the Company to use the facility to fund its loan originations and purchases. The facility renews after one year, unless terminated by the Company.

At present, the Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. In the third quarter, the Company may also begin using the Paine Webber facility for this purpose. After loans are funded by the Company using the warehouse line and when all loan documentation is complete, the loans are generally transferred to the Salomon, Greenwich or Paine Webber aggregation facilities. The aggregation facilities are paid down with the proceeds of loan sales and securitizations.

The Company has residual financing arrangements with Salomon, Greenwich and Paine Webber, whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The Greenwich residual financing facility has an aggregate limit of $30 million. The Paine Webber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The facilities bear interest at a rate based on the one month LIBOR. At June 30, 1999, the balance outstanding under these facilities was $113.1 million.

The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the aggregation lines and the residual financing facilities in order to finance its continued operations. If Salomon, U.S. Bank, Greenwich or Paine Webber decided not to renew its credit facility with the Company, the loss of borrowing capacity could have a material adverse impact on the Company's results of operations, business and financial condition unless the Company found a suitable alternative source.

Industry Liquidity Environment. Although the Company was able to renew its warehouse credit agreement and establish new aggregation credit facilities in the second quarter, the financing environment for sub-prime mortgage lenders in general remains unfavorable by historical standards. In recent quarters, several of the Company's competitors have had warehouse or aggregation facilities withdrawn or substantially curtailed. In addition, as whole loan prices have fallen, lenders have gradually reduced the levels at which they will lend against mortgage loans and residual interests. This reduction in advance rates has had a negative effect on the Company's cash flow. If the lower advance rates persist, it may affect the Company's secondary marketing strategy, and may have a material adverse effect on the Company's results of operations, business and financial condition.

Strategy. The Company has employed a variety of strategies to deal with the more difficult financing environment and to permit the Company to pursue its desired secondary marketing strategy. In order to reduce its reliance on single sources of aggregation, warehouse and residual financing, in the second quarter the Company established the Greenwich and Paine Webber facilities. In addition, the Company has devoted significant efforts to reducing its origination costs. The "all-in acquisition cost" per loan - defined as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume - declined by 76 basis points from the second quarter of 1998 to the second quarter of 1999. Finally, on July 26, 1999, the Company raised an additional $20 million of cash through the sale of shares of preferred stock to U.S. Bancorp. There can be no assurance that the Company's lenders will not further reduce their advance rates to the Company under the warehouse, aggregation and residual financing facilities, or that the Company will be able to raise additional cash from investors in future quarters. The cash impact of advance rate reductions or the inability to raise additional capital could have a material adverse effect on the Company's results of operations, business and financial condition.

Cash Flow. For the three months ended June 30, 1999, the Company's operations used approximately $7.0 million in cash, which is primarily attributable its securitization strategy. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to receive cash flows during 1999; and (vi) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of June 30, 1999, the balance outstanding under this facility was $3.2 million, and the weighted-average interest rate was 8.8%.

The Company has various non-revolving operating lease agreements totaling $19.1 million at June 30, 1999, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance. As of June 30, 1999, the Company had $3.0 million available under these facilities.

Subject to the various uncertainties described above, the Company anticipates that its current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future.

U.S. Bancorp Investment and Strategic Alliance

On July 26, 1999, U.S. Bancorp purchased 20,000 shares of the Company's Series 1999A Convertible Preferred Stock for an aggregate purchase price of $20 million. Each share of the Preferred Stock is convertible into 46.80 shares of the Company's Common Stock that, upon conversion, will represent approximately 5.1% of the Company's total outstanding Common Stock. The Preferred Stock is also entitled to a liquidation preference as well as a dividend payable quarterly at a rate of 7.0% per year.

With the completion of this investment, U.S. Bancorp has increased its equity position in the Company to approximately 23.2%, assuming conversion of both the Series 1999A and 1998A Convertible Preferred Stock.

The proceeds from the U.S. Bancorp investment will give the Company greater flexibility to pursue a more economically advantageous secondary marketing strategy of securitizing a greater portion of its loan production in the third and fourth quarters. There can be no assurance that U.S. Bancorp or any other investor will make subsequent cash investments to allow the Company to continue to pursue its optimal growth strategy. The Company's inability to raise additional cash in subsequent quarters could have a material adverse impact on the Company's results of operations, financial condition and business prospects.

Internet and Technology Initiatives

During the second quarter, the Company purchased the assets of 1800Anyloan, which consisted primarily of the Internet domain name 1800Anyloan.com and the toll free number 800Anyloan. Additionally, the Company purchased a 10% equity interest in DeNovoNet, Inc., a highly specialized technology company that develops and manages

Internet solutions with the objective to become the premier Internet business-to-business financial service technology application provider.

Both transactions were part of the Company's ongoing expansion of its Internet origination capabilities. In early August 1999, the Company commenced operation of its 1800Anyloan.com web site. The Company expects to devote significant financial and human resources in coming quarters to expand its Internet business. There can be no assurance that the Company's Internet business will contribute significantly to revenues or that it will be profitable.

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

The Company's Year 2000 Strategy

The Company is in the midst of implementing its plan (the "Y2K Plan" or the "Plan") to prepare for the Year 2000 issue. The Plan consists of (i) evaluating the Company's exposure to Year 2000 problems, (ii) having its major systems certified and tested as Year 2000 ready, (iii) obtaining certifications and/or responses to detailed questionnaires from its major vendors regarding their Year 2000 readiness, and (iv) establishing contingency plans. The Company believes it will complete implementation of the Plan by September 30, 1999.

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

In addition, in March 1999, the Group commenced testing of each of the hardware systems to confirm that they are able to function properly in a Year 2000 simulation. The Group completed testing in the second quarter, and concluded that the systems were Year 2000 ready.

Non-Information Technology - The Group is also in the process of contacting the
--------------------------
vendors of its principal Non-IT systems in order to obtain certificates of Year 2000 readiness. The Company's material Non-IT systems include its telephone, paging, voicemail and telemarketing systems. Because most of these systems were purchased after 1995, the majority of these systems were designed and manufactured to be Year 2000 ready. To date, the Company has received certifications of Year 2000 readiness with respect to its telephone, voicemail and telemarketing systems, and is awaiting similar certification for its paging systems. The Group currently expects to receive Year 2000 readiness certification with respect to its remaining material Non-IT systems by August 31, 1999. Based on the responses received to date, the Group has found it necessary to replace three minor voicemail systems. The Group expects to complete the replacement by August 31, 1999.

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

The Company has completed testing its material software systems for their performance with respect to critical Year 2000 dates. Based on this testing, the Company made some minor programming changes to a small number of programs in order to bring them into Year 2000-readiness. The Group concluded that the Company did not need to replace or materially upgrade any of the software tested.

The Group is planning to complete additional testing of the software for readiness with respect to a number of dates that fall after the Year 2001. This second phase of testing is scheduled to be completed by end of the second quarter in 2000.

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

In order to mitigate the risks related to outside vendors, the Group has developed a detailed questionnaire to be distributed in the third quarter of 1999 to the Company's principal vendors. In addition, the Group has received from some vendors, or retrieved from their web sites, information regarding their Year 2000 testing and readiness. To date, no major vendor issues have been identified. Based on the responses to the questionnaire and continuing review of other Year 2000 readiness information, the Group may need to develop contingency plans to replace those vendors whose ability to certify Year 2000 readiness is in doubt. The Group expects that the process of evaluating and working with outside vendors will continue into the third quarter of 1999.

Contingency Planning

The Group is in the process of formulating a contingency plan in the event that any material system or vendor will not be Year 2000 ready in a timely manner. This contingency plan is scheduled to be substantially complete by August 31, 1999, although it will be reviewed and refined thereafter as the Group continues to evaluate the Company's systems and vendors.

Outside Consultant Review

In order to obtain feedback on the status of Year 2000 efforts to date, the Group retained an outside consulting firm to perform a Year 2000 risk analysis in July 1999. The outside consulting firm reviewed the Company's Y2K Plan and risk management approach, and has provided a confidential report to management. This report includes recommendations and suggestions to enhance the Company's readiness, effort, and management is responding to these items.

Costs

The Company has budgeted up to $1,000,000 for implementation of the Plan to cover the costs of evaluating systems, upgrading or replacing non-compliant systems and hiring an outside Year 2000 consultant. Although the Group believes this amount will be sufficient to meet the costs of the Company's Year 2000 readiness efforts, there can be no assurance that the costs to implement the Plan will not significantly exceed the Company's current estimates. To date, expenditures for Year 2000 readiness have been approximately $250,000.

Risks


Outside Vendors. At present, the Company perceives that one of its most significant Year 2000 risks relates to its dependence on outside vendors. Even if the Company can satisfy itself that the principal IT and Non-IT systems of its main vendors are Year 2000 ready, those vendors in turn rely on a myriad of suppliers to operate their businesses. It is conceivable that Year 2000-related failures far removed from the Company could trigger a chain event that could materially harm the Company's business.

Financial Market Effects. Another significant risk posed by the Year 2000 issue is its potential disruption of financial markets. If Year 2000 disrupts financial markets and financial institutions, it could have a material adverse effect on the Company's operations and financial condition. For example, the financial institutions that purchase whole loans or mortgage-backed securities may curtail their purchases or insist on higher returns. Similarly, the Company's lenders may seek to reduce their financing commitments to the Company. Finally, if consumer confidence is impaired, the Company's loan originations might decline.

The Company is already seeing Year 2000 affect the timing and terms of possible fourth quarter secondary marketing transactions. Whole loan sales and securitizations may need to be completed earlier in the fourth quarter as a result of market uncertainty regarding Year 2000. There are also initial indications that fourth quarter secondary marketing pricing terms might be worse for the Company and its competitors than in prior quarters as a result of Year 2000 uncertainty. The Company is evaluating a variety of measures, including forward commitments, hedging and similar strategies, in order to mitigate some of the uncertainty and disruption posed by Year 2000 concerns in the financial markets.

In short, while the Company is committed to attempt to prevent Year 2000-related harms, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 1999, the Company had $235.0 million in residual interests in securitizations and $15.1 million in mortgage servicing assets which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements - Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease. The Company also has loans receivable held for sale and outstanding borrowings which subject the Company to market risk. Loans receivable held for sale are generally sold, and the related borrowings repaid, within three months.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

          The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

Item 2.        Change in Securities and Use of Proceeds

          On May 17, 1999, the Company issued to each of Francis J. Partel, Jr. and Terrence P. Sandvik a non-qualified option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $12.00 per share, subject to vesting in equal installments over three years from the date of grant. Mr. Partel and Mr. Sandvik are non-employee directors of the Company. The options terminate 10 years from the date of grant. The sale and issuance of the non-qualified stock options was exempt from registration by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

          On July 26, 1999, the Company issued 20,000 shares of Series 1999A Convertible Preferred Stock to U.S. Bancorp for an aggregate cash consideration of $20,000,000. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder. Each share of Preferred Stock is convertible at any time at the election of U.S. Bancorp into 46.80 shares of the Company's Common Stock.

Item 3.        Defaults Upon Senior Securities

          None.

Item 4.        Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 17, 1999. At the meeting, the stockholders approved the following matters:

      1.  Re-election of three directors for three-year terms ending in 2002;
      2.  Approval of KPMG LLP as the Company's independent auditors for 1999;
      3. Approval of an amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized to be issued under the plan by 500,000 shares, from 2,500,000 shares to 3,000,000 shares;
      4.  Approval of the Company's 1999 Incentive Compensation Plan.

             The number of votes cast for or withheld and the number of abstentions and broker non-votes as to each matter voted upon at the meeting are as follows:

             Item                                        For        Withheld
             ----------------------------------------------------------------
             Election of Directors:
             Brad A. Morrice                          14,906,579      54,721
             Michael M. Sachs                         14,907,075      54,225
             Terence P. Sandvik                       14,906,075      55,225

                                  FOR          AGAINST     ABSTAIN
                            ----------------------------------------

             -------------------------------------------------------
             Approval of       14,955,450        3,550       2,300
             Independent
             Auditors
             -------------------------------------------------------
             Approval of       14,036,377      887,485      37,438
             Stock Option
             Plan
             Amendment
             -------------------------------------------------------
             Approval of       14,961,907       62,220      37,173
             1999 Incentive
             Compensation
             Plan
             -------------------------------------------------------

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


                              NEW CENTURY FINANCIAL CORPORATION


DATE:  August 13, 1999        By:  /s/ BRAD A. MORRICE
                                   ----------------------------------
                                   Brad A. Morrice
                                   President


DATE:  August 13, 1999        By:  /s/ EDWARD F. GOTSCHALL
                                   ----------------------------------
                                   Edward F. Gotschall
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit      Description of
Number          Exhibit
-------      --------------
*3.1       First Amended and Restated Certificate of Incorporation of the Company

**3.2      Certificate of Designation for Series 1998A Convertible Preferred Stock

3.3        Certificate of Designation for Series 1999A Convertible Preferred Stock

*3.4       First Amended and Restated Bylaws of the Company

*4.1       Specimen Stock Certificate

***4.2     Specimen Series 1998A Convertible Preferred Stock Certificate

4.3        Specimen Series 1999A Convertible Preferred Stock Certificate

10.1 1995 Stock Option Plan, as amended (incorporated by reference from the Company's Form S-8 Registration Statement (No. 333-84049) as filed with the Securities and Exchange Commission on July 29, 1999)

10.2       Non-qualified Stock Option Agreement dated May 17, 1999 between the
           Company and Francis J. Partel, Jr.

10.3       Non-qualified Stock Option Agreement dated May 17, 1999 between the
           Company and Terrence P. Sandvik

10.4       Fourth Amended and Restated Credit Agreement between the Company and
           U.S. Bank National Association dated May 26, 1999

10.5       Master Loan and Security Agreement by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated June 23, 1999

10.6       Residual Financial Facility Agreement by and between NC Capital
           Corporation and Greenwich Capital Financial Products, Inc., dated
           June 23, 1999

10.7       Master Loan and Security Agreement by and among New Century Mortgage
           Corporation, NC Capital Corporation and Paine Webber Real Estate
           Securities, Inc., dated as of July 20, 1999

10.8 Preferred Stock Purchase Agreement, dated as of July 26, 1999, between the Company and U.S. Bancorp

10.9       Amended and Restated Registration Rights Agreement, dated as of July 26,
           1999, between the Company and U.S. Bancorp

10.10      Employee Stock Purchase Plan, as amended

11.1       Statement re Computation of  Per Share Earnings

27.1       Financial Data Schedule

* Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.

** Incorporated by reference from the Company's Form 8-K as filed with the SEC on December 8, 1998.

*** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.