Form 10-Q
period 1999-09-30
NEW CENTURY FINANCIAL CORP
filed 1999-11-15
CIK 1036075

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1999
                                              ------------------

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

           18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA 92612
           ----------------------------------------------------------
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

     YES    X       NO __________________
        ---------

As of October 31, 1999, 14,664,597 shares of common stock of New Century Financial Corporation were outstanding.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

PART I     -        FINANCIAL INFORMATION                            PAGE
    Item 1.         Financial Statements                               4

    Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     13

    Item 3.         Quantitative and Qualitative Disclosures About
                    Market Risk                                       29

PART II    -        OTHER INFORMATION

    Item 1.         Legal Proceedings                                 30

    Item 2.         Changes in Securities and Use of Proceeds         30

    Item 3.         Defaults Upon Senior Securities                   30

    Item 4.         Submission of Matters to a Vote of
                    Security Holders                                  30

    Item 5.         Other Information                                 30

    Item 6.         Exhibits and Reports on Form 8-K                  30

SIGNATURES                                                            31

EXHIBIT INDEX                                                         32

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the anticipated mix of whole loan sales and securitizations for the remainder of 1999, the expectations regarding the condition of the whole loan and securitization markets in the third and fourth quarters, the assumptions used by the Company to value its residual interests from securitizations and excess cash flow private placements, the expectations regarding the effects of interest rate increases in the company's business, the belief that the Company's current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, the expectation that the proceeds from the U.S. Bancorp investment will give the Company greater flexibility to pursue a more economically advantageous secondary marketing strategy, the expectation that the Company will devote significant financial and human resources to expand its Internet business, the expectations regarding the timing and extent of the Company's Year 2000-readiness and the costs of implementing its Y2K Plan and the belief that any liability with respect to its legal actions, individually or in the aggregate, will not have a material adverse effect on the Company. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's ability to access funding and capital sources during a period of tight liquidity in the Company's industry, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of competition in the subprime mortgage banking industry, the potential for legislative or regulatory changes affecting the Company's business, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

                         Item 1.  Financial Statements

              New Century Financial Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                                                 (Dollars in thousands)
                                                                                         September 30,             December 31,
                                                                                             1999                      1998
                                                                                         --------------------------------------
ASSETS:
Cash and cash equivalents..............................................................  $      8,384             $      30,875
Loans receivable held for sale, net (notes 2 and 5)....................................       373,733                   356,975
Residual interests in securitizations (note 3).........................................       306,836                   205,395
Mortgage servicing assets (note 4).....................................................        19,818                     8,665
Accrued interest receivable............................................................         3,311                     1,536
Office property and equipment..........................................................         2,642                     3,644
Prepaid expenses and other assets......................................................        18,743                    17,637
                                                                                         --------------------------------------

TOTAL ASSETS...........................................................................  $    733,467             $     624,727
                                                                                         ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 5).....................................  $    356,042             $     345,843
Residual financing.....................................................................       146,903                   122,298
Notes payable..........................................................................         2,638                     3,985
Income taxes payable...................................................................         6,434                     1,690
Accounts payable and accrued liabilities...............................................        27,306                    16,056
Deferred income taxes..................................................................        27,740                    20,242
                                                                                         --------------------------------------
        Total liabilities..............................................................       567,063                   510,114

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares;
    40,000 shares issued and outstanding...............................................             -                         -
Common stock, $.01 par value.  Authorized 45,000,000 shares;
    issued and outstanding 14,644,944 shares at September 30, 1999
    and 14,473,566 shares at December 31, 1998.........................................           146                       145
Additional paid-in capital.............................................................        85,320                    65,241
Retained earnings, restricted..........................................................        81,189                    49,953
                                                                                         --------------------------------------
                                                                                              166,655                   115,339
Deferred compensation costs............................................................          (251)                     (726)
                                                                                         --------------------------------------
        Total stockholders' equity.....................................................       166,404                   114,613
                                                                                         --------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $    733,467             $     624,727
                                                                                         ======================================

See accompanying notes to unaudited condensed consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                     (In thousands, except per share data)
                                  (Unaudited)

                                                             Nine Months Ended September 30,  Three Months Ended September 30,
                                                            ------------------------------------------------------------------
                                                                 1999               1998              1999           1998
                                                            ------------------------------------------------------------------
Revenues:
  Gain on sale of loans.................................    $     94,890        $    82,657      $     35,275     $     30,557
  Interest income.......................................          44,988             34,531            16,014           11,152
  Servicing income......................................          33,327             15,068            11,747            6,593
                                                            ------------------------------------------------------------------
    Total revenues......................................         173,205            132,256            63,036           48,302
                                                            ------------------------------------------------------------------

Expenses:
  Personnel.............................................          38,757             34,021            13,964           12,949
  Interest..............................................          36,992             29,275            13,640            9,685
  General and administrative............................          27,522             20,869             9,591            7,710
  Advertising and promotion.............................           8,593              6,662             3,466            2,368
  Servicing.............................................           2,435              1,341             1,131               30
  Professional services.................................           3,392              1,314               956              626
                                                            ------------------------------------------------------------------
    Total expenses......................................         117,691             93,482            42,748           33,368
                                                            ------------------------------------------------------------------

Earnings before income taxes............................          55,514             38,774            20,288           14,934

Income taxes............................................          22,895             16,441             8,360            6,326
                                                            ------------------------------------------------------------------

Net earnings............................................    $     32,619        $    22,333      $     11,928     $      8,608
                                                            ==================================================================

Basic earnings per share................................    $       2.27        $      1.58      $       0.82     $       0.61
                                                            ==================================================================

Diluted earnings per share..............................    $       1.77        $      1.48      $       0.62     $       0.57
                                                            ==================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

              New Century Financial Corporation and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                    (In thousands)
                                                                            Nine Months Ended September 30,
                                                                                 1999             1998
                                                                            -------------------------------
Cash flows from operating activities:
Net earnings.......................................................         $     32,619      $     22,333
Adjustments to reconcile net earnings to net cash used in
    operating activities:
  Depreciation and amortization....................................                4,333             3,413
  Deferred income taxes............................................                7,498             7,500
  NIR gains........................................................             (126,425)         (101,655)
  Servicing gains..................................................              (12,940)           (2,693)
  Initial deposits to over-collateralization accounts..............              (60,742)          (23,175)
  Deposits to over-collateralization accounts......................              (21,333)          (18,731)
  Release of cash from over-collateralization accounts.............               18,372            16,808
  Net proceeds from NIMS transaction...............................               76,098            53,819
  Amortization (accretion) of NIRs/I/O's...........................                4,615             8,854
  General valuation provision for NIRs.............................               13,000             7,500
  Provision for losses.............................................                5,787            10,096
  Loans originated or acquired for sale............................           (3,011,864)       (2,392,162)
  Loan sales, net..................................................            2,988,492         2,287,516
  Principal payments on loans receivable held for sale.............                4,397            30,392
  Net change in other assets and liabilities.......................                4,062            (5,469)
  Increase in warehouse and aggregation lines of
    credit.........................................................               10,199            83,806
                                                                            -------------------------------
Net cash used in operating activities.............................              (63,832)          (11,848)
                                                                            -------------------------------

Cash flows from investing activities:
  Purchase of office property and equipment........................                 (508)           (2,585)
  Purchase of interest-only (I/O) certificates.....................                   -             (5,756)
  Acquisition of Primewest.........................................                   -             (1,500)
                                                                            -------------------------------
Net cash used in investing activities..............................                 (508)           (9,841)

Cash flows from financing activities:
  Net proceeds from (repayments of) notes payable..................               (1,347)              609
  Net proceeds from residual financing.............................               24,605            31,565
  Payment of dividends on convertible preferred stock..............               (1,383)                -
  Net proceeds from issuance of stock/purchase of treasury stock...               19,974                56
                                                                            -------------------------------
Net cash provided by financing activities..........................               41,849            32,230
                                                                            -------------------------------

Net increase (decrease) in cash and cash equivalents...............              (22,491)           10,541
Cash and cash equivalents, beginning of period.....................               30,875            12,701
                                                                            -------------------------------
Cash and cash equivalents, end of period...........................         $      8,384      $     23,242
                                                                            ===============================

Supplemental cash flow disclosure:
  Interest paid....................................................         $     36,857      $     29,069
  Income taxes paid................................................         $     10,653      $      9,071
Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest.........         $         -       $      2,000
  Restricted stock issued..........................................         $         -       $        173

See accompanying notes to unaudited condensed consolidated financial statements.

                                       6
s

              NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                          September 30, 1999 and 1998

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an annual default rate estimate of 0.60% to 1.50% for adjustable rate first trust deeds, 0.38% to 0.75% for fixed rate first trust deeds and 0.75% to 1.25% for second trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 2.17% to 2.79% for adjustable rate first trust deeds, 1.56% to 2.83% for fixed rate first trust deeds and 3.66% for second trust deeds. These estimates are based on current pool performance, historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 2.21 to 3.00 years for its adjustable mortgage loans and 3.74 to 3.94 years for its fixed rate mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company established a general valuation allowance of $3.0 million for the Residuals during the year ended December 31, 1997, added $7.5 million to the allowance during 1998, and added $13.0 million to the allowance in the first nine months of 1999. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the nine months ended September 30, 1999, the Company allocated $13.0 million of its allowance to write down the carrying value of its May 1998 Net Interest Margin Security.

2.  Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at September 30, 1999 and December 31, 1998 follows (dollars in thousands):

                                                        September 30,  December 31,
                                                            1999          1998
                                                        -------------  -----------
     Mortgage loans receivable..........................     $372,883     $355,875
     Net deferred origination costs.....................         850        1,100
                                                             --------     --------
                                                             $373,733     $356,975
                                                             ========     ========

3.  Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                       September 30,  December 31,
                                                                           1999          1998
                                                                       -------------  -----------
     Over-collateralization amount..................................        $153,495     $ 89,792
     Net interest receivable (NIR)..................................         163,841      126,103
                                                                             317,336      215,895
                                                                            --------     --------
     General valuation allowance....................................         (10,500)     (10,500)
                                                                            --------     --------
                                                                           $ 306,836     $205,395
                                                                           =========     ========

The following table summarizes activity in the NIR amounts for the nine months ended September 30, 1999 and 1998 (dollars in thousands):

                                                          1999         1998
                                                          ----         ----
     Balance, beginning of period...................   $126,103     $ 79,036
     Sale of NIR through NIMS.......................    (71,156)     (53,819)
     NIR gains......................................    126,425      101,655
     Write-down of NIR..............................    (13,000)         ---
     NIR accretion (amortization)...................     (4,531)      (8,854)
                                                       --------     --------
     Balance, end of period.........................   $163,841     $118,018
                                                       ========     ========

The following table summarizes activity in the OC accounts for the nine months ended September 30, 1999 and 1998 (dollars in thousands):

                                                          1999         1998
                                                          ----         ----
     Balance, beginning of period...................   $ 89,792     $ 21,224
     Initial deposits to OC accounts................     60,742       23,175
     Additional deposits to OC accounts.............     21,333       18,731
     Release of cash from OC accounts...............    (18,372)     (16,808)
                                                       --------     --------
     Balance, end of period.........................   $153,495     $ 46,322
                                                       ========     ========

The following table summarizes activity in the allowance for NIR losses for the nine months ended September 30, 1999 and 1998 (dollars in thousands):

                                                          1999        1998
                                                          ----        ----
     Balance, beginning of period...................   $ 10,500     $ 3,000
     Provision for NIR losses.......................     13,000       7,500
     Charge-offs of NIR.............................    (13,000)       ---
                                                       --------     -------
     Balance, end of period.........................   $ 10,500     $10,500
                                                       ========     =======

4.   Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 1999 and 1998 (dollars in thousands):

                                                          1999        1998
                                                          ----        ----
     Balance, beginning of period...................   $  8,665     $   ---
     Additions......................................     12,940       2,693
     Amortization...................................     (1,787)        ---
                                                       --------     -------
     Balance, end of period.........................   $ 19,818     $ 2,693
                                                       ========     =======

The table below summarizes activity in the Company's mortgage loan servicing portfolio for the nine months ended September 30, 1999 and 1998 (dollars in millions):

                                                          1999        1998
                                                          ----        ----
     Balance, beginning of period...................   $  3,786     $ 1,323
     Loans funded...................................      3,008       2,388
     Payoffs/servicing released sales...............     (1,391)       (644
                                                       --------     -------
     Balance, end of period.........................   $  5,403     $ 3,067
                                                       ========     =======

5.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at September 30, 1999 and December 31, 1998 (dollars in thousands):

                                                                 September 30,  December 31,
                                                                     1999           1998
                                                                 -------------  ------------
     A $290 million line of credit expiring in May 2000
     secured by loans receivable held for sale, bearing
     interest based on one month LIBOR (5.40% at
     September 30, 1999)...................................           $225,636      $191,931

     A $603 million master repurchase agreement bearing
     interest based on one month LIBOR (5.40% at
     September 30, 1999), secured by loans receivable held
     for sale.  The agreement may be terminated
     by the lender giving 28 days written notice...........             96,586       153,912

     A $300 million loan and security agreement bearing
     interest based on one month LIBOR (5.40% at
     September 30, 1999), secured by loans receivable held
     for sale, expiring in June 2000.......................                ---          ---

     A $300 million loan and security agreement bearing
     interest based on one month LIBOR (5.40% at
     September 30, 1999), secured by loans receivable held
     for sale.  This facility renews automatically for
     successive 12-month periods starting in August
     2000, but is uncommitted..............................             33,820           ---
                                                                      --------      --------
                                                                      $356,042      $345,843
                                                                      ========      ========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At September 30, 1999, the Company was in compliance with these financial and other covenants.

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

Loan Originations and Purchases

As of September 30, 1999, the Company's Wholesale Division was operating through five regional operating centers and 66 additional sales offices located in 35 states. The number of account executives in the Wholesale Division decreased slightly to 184 at September 30, 1999, compared to 188 at September 30, 1998. The Wholesale Division funded $2.1 billion in loans during the nine months ended September 30, 1999.

As of September 30, 1999, the Company's Retail Division was operating through 80 sales offices located in 29 states. The Retail Division funded $757.1 million in loans during the nine months ended September 30, 1999. The Company's Primewest subsidiary closed $113.1 million in loans during the nine months ended September 30, 1999. The number of loan officers in the Retail Division and Primewest decreased to 344 at September 30, 1999, from 405 at September 30, 1998.

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

The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended September 30, 1999, $1.0 billion, or 84.7%, of the Company's loan sales were in the form of securitizations. Based on current liquidity and profit projections and current market conditions, the Company anticipates the percentage of securitizations versus whole loan sales to remain high for the remainder of 1999.

The Company has, to date, elected to fund the required OC at the closing of most of its securitizations. The over-collateralization requirement ranges from two to five percent of the initial securitization bond debt principal balance or four to nine percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC Account up front, the Company begins to receive cash flow from the Residual immediately.
In those cases where only a portion of the OC Account is funded up front, the Company will begin to receive cash flow from the Residual more quickly than in cases where no initial funding is undertaken. Cash flows from the Residuals are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

In connection with the origination and purchase of loans, the Company may either receive or pay origination fees. These fees, referred to as "points" or "premiums" in the mortgage industry, are dependent on the source of loan production. Typically, they correspond to the amount of further processing required for a loan to be funded and are determined as a percentage of the loan amount. The points received from the origination of loans and the premiums paid to originate and acquire loans are included in the gain recognized from the sale of loans in the income statement when the loans are sold.

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                                For the Nine Months     For the Three Months
                                                 Ended September 30,     Ended September 30,
                                             -------------------------------------------------
                                                 1999        1998          1999         1998
                                             -------------------------------------------------
Securitizations.........................     $2,187,470   $1,276,483    $1,046,836    $596,472
Whole loan sales........................        862,334    1,011,033       189,705     248,200
                                             -------------------------------------------------
Subtotal................................      3,049,804    2,287,516     1,236,541     844,672
                                             -------------------------------------------------
Less:  Loans acquired to securitize(1)..        (61,312)          --       (61,312)         --
                                             -------------------------------------------------
Net loan sales..........................     $2,988,492   $2,287,516    $1,175,229    $844,672
                                             =================================================

(1) Loans acquired to securitize represent loans acquired by the Company from its whole loan investors. These loans are acquired by the Company at current market prices for such loans.


Condition of Secondary Market. For the past year, whole loan prices have remained at levels significantly lower than the prices received by the Company in earlier periods. The Company believes that there are indications that these lower prices will persist through the fourth quarter of 1999. In addition, more buyers in the whole loan market are confining their purchases to loans having very specific attributes. Unlike 1997 and early 1998, the Company has found it to be more difficult to identify buyers willing to purchase a pool of loans representing a cross section of the Company's entire loan production. Consequently, in the second quarter, the Company's whole loan sales were characterized by smaller pools of more narrow characteristics sold to a larger number of buyers. In the third quarter, the Company elected to securitize a larger percentage of its production than in previous quarters, in response to these market conditions.

The securitization market weakened somewhat in the third quarter; however, the Company was able to recognize moderate gains on securitized loans. The Company believes that there are indications, however, that the securitization market may remain weak in the fourth quarter, partly due to general uncertainty in the financial markets relating to the Year 2000.

One other significant third quarter development that may affect the Company's secondary marketing strategy was the increase in interest rates. Over the course of the third quarter a general trend of increasing interest rates has resulted in a modest reduction in the expected gain on sale for loans currently held for sale, particularly the Company's fixed-rate loans. The rate increases could affect both the expected whole loan value of the loans, as well as the gain on sale recognized in securitization transactions as investors in the Company's mortgage-backed securities demand higher yields in line with competing financial instruments.

The Company has responded to the interest rate increases through corresponding increases in the rates offered to its borrowers. However, there is a lag of time for the rate increases to be reflected in the Company's inventory of loans held for sale. Accordingly, the Company believes that the gain on sale for the Company's loans in the fourth quarter may be negatively affected by the lower-than-average spread between the Company's weighted average coupon and investor yield requirements.

The Company believes that the continuing lower whole loan prices, rising interest rates and the shift of the whole loan market to narrower pool criteria will continue to affect the Company's secondary marketing strategy, cash flow and profitability. Based on current liquidity and profit projections and current market conditions, the Company expects that in the remainder of 1999, less than 40% of its loan sales will be in the form of whole loan sales.

In order to address some of these fourth-quarter secondary market uncertainties, the Company has entered into a forward transaction for the securitization of approximately $640 million in the Company's adjustable-rate production.
The transaction's closing is subject to the Company's ability to deliver loans with the required characteristics and to provide a minimum specified subordination level for the AAA securities.

Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The Company originated and purchased $3.0 billion in loans for the nine months ended September 30, 1999, compared to $2.4 billion for the nine months ended September 30, 1998. Loans originated and purchased through the Company's Wholesale Division were $2.1 billion, or 71.1%, of total originations and purchases for the nine months ended September 30, 1999. Loans originated through the Company's Retail Division were $757.1 million, or 25.2%, of total originations and purchases for the nine month period. Loans originated through the Company's Primewest subsidiary were $113.1 million, or 3.7%, of total originations and purchases for the nine months ended September 30, 1999. For the same period in 1998, Wholesale, Retail and Primewest originations and purchases totaled $1.7 billion, or 70.8%, $631.1 million, or 26.4% and $65.2 million, or 2.8%, respectively, of total originations and purchases.

Total revenues for the nine months ended September 30, 1999 increased to $173.2 million, from $132.3 million for the nine months ended September 30, 1998. This increase was due primarily to the increase in loan originations and purchases and sales in 1999, as well as the increase in servicing revenues due to the increase in the mortgage loan servicing portfolio. Gain on sale of loans increased to $94.9 million for the nine months ended September 30, 1999, from $82.7 million for the nine months ended September 30, 1998, due to the increase in loan sales in 1999, partially offset by the decrease in whole loan prices and securitization gains recorded in 1999.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                              Nine Months Ended September 30,
                                                1999                 1998
                                                ----                 ----
Gain from whole loan sale transactions        $ 27,051             $ 47,297
Non-cash gain from securitizations             126,425              101,655
Non-cash gain from servicing asset              12,940                2,693
Cash loss from securitizations/NIMS             (3,575)                  --
Securitization expenses                        (10,519)              (7,974)
Accrued interest                               (12,417)              (6,390)
Provision for losses                            (5,787)             (10,096)
General valuation provision for NIR            (13,000)              (7,500)
Non-refundable loan fees                        40,167               35,170
Premiums paid                                  (16,614)             (24,274)
Origination costs                              (47,600)             (43,750)
Hedging losses                                  (2,181)              (4,174)
                                              --------             --------
Gain on sale of loans                         $ 94,890             $ 82,657
                                              ========             ========

Whole loan sales decreased to $862.3 million for the nine months ended September 30, 1999, from $1.0 billion for the corresponding period in 1998. This decrease is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales decreased to 28.3% of total loan sales in the nine months ended September 30, 1999, compared to 44.2% for the corresponding period in 1998.

Interest income increased to $45.0 million for the nine months ended September 30, 1999, from $34.5 million for the same period in 1998, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the nine months ended September 30, 1999 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1998, primarily as a result of increased loan originations and purchases.

Servicing income increased to $33.3 million for the nine months ended September 30, 1999, from $15.1 million for the nine months ended September 30, 1998. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. As of September 30, 1999, the Company had securitized over $5.5 billion in loans and retained the servicing rights.
As of September 30, 1998, the Company had securitized $2.4 billion in loans.

Total expenses increased to $117.7 million for the nine months ended September 30, 1999, from $93.5 million for the nine months ended September 30, 1998. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1998 to 1999 due primarily to (1) higher loan origination volume in the nine months ended September 30, 1999 compared to the same period in 1998; and (2) the addition of five sales offices from September 30, 1998 to September 30, 1999.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The Company originated and purchased $1.2 billion in loans for the three months ended September 30, 1999, compared to $914.3 million for the three months ended September 30, 1998. Loans originated and purchased through the Company's Wholesale Division were $823.6 million, or 71.1%, of total originations and purchases for the three months ended September 30, 1999. Loans originated through the Company's Retail Division were $292.1 million, or 25.2%, of total originations and purchases for the three month period. Loans originated through the Company's Primewest subsidiary were $41.8 million, or 3.7%, of total originations and purchases for the three months ended September 30, 1999. For the same period in 1998, Wholesale, Retail and Primewest originations and purchases totaled $672.3 million, or 73.5%, $210.6 million, or 23.0% and $31.4 million, or 3.5%, respectively, of total originations and purchases.

Total revenues for the three months ended September 30, 1999 increased to $63.0 million, from $48.3 million for the three months ended September 30, 1998. This increase was due primarily to the increase in loan originations and purchases and sales in 1999, as well as the increase in servicing revenues due to the increase in the mortgage loan servicing portfolio. Gain on sale of loans increased to $35.3 million for the three months ended September 30, 1999, from $30.6 million for the three months ended September 30, 1998, due to the increase in loan sales in 1999.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                             Three Months Ended September 30,
                                               1999                    1998
                                             ---------               --------
Gain from whole loan sale transactions        $  3,790               $ 11,026
Non-cash gain from securitizations              51,292                 49,888
Non-cash gain from servicing asset               5,478                  2,693
Cash gain from securitizations                     127                     --
Securitization expenses                         (4,089)                (3,406)
Accrued interest                                (5,564)                (3,497)
Provision for losses                            (2,199)                (4,650)
General valuation provision for NIR               ----                 (6,500)
Non-refundable loan fees                        14,900                 11,975
Premiums paid                                   (7,627)                (8,446)
Origination costs                              (18,900)               (16,000)
Hedging losses                                  (1,933)                (2,526)
                                              --------               --------
Gain on sale of loans                         $ 35,275               $ 30,557
                                              ========               ========

Whole loan sales decreased to $189.7 million for the three months ended September 30, 1999, from $248.2 million for the corresponding period in 1998. This decrease is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales decreased to 15.3% of total loan sales in the three months ended September 30, 1999, compared to 29.4% for the corresponding period in 1998.

Interest income increased to $16.0 million for the three months ended September 30, 1999, from $11.2 million for the same period in 1998, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase.

Servicing income increased to $11.7 million for the three months ended September 30, 1999, from $6.6 million for the three months ended September 30, 1998. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights. Servicing income reflects servicing fees received on loans sold or securitized by the Company, as well as income recognized on residual cash flows from securitizations. As of September 30, 1999, the Company had securitized over $5.5 billion in loans and retained the servicing rights. As of September 30, 1998, the Company had securitized $2.4 billion in loans.

Total expenses increased to $42.7 million for the three months ended September 30, 1999, from $33.4 million for the three months ended September 30, 1998. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1998 to 1999 due primarily to (1) higher loan origination volume in the quarter ended September 30, 1999 compared to the same period in 1998; and (2) the addition of five sales offices from September 30, 1998 to September 30, 1999.

One tool that management uses to measure the Company's cost-effectiveness in originating loans is the "all-in acquisition cost" per loan. The Company calculates this figure as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume. The all-in acquisition cost for the three months ended September 30, 1999 was 2.88%, down from 3.69% for the same period in 1998. The decrease was due to decreases in operating expenses as a percent of production volume, as economies of scale were realized and new branch offices matured.

Residual Securities

The carrying value of the Company's residual securities at September 30, 1999 and December 31, 1998 is summarized below (dollars in thousands):

                                              September 30,   December 31,
                                                  1999           1998
                                              -------------   ------------
Carrying value of securities                  $317,336        $215,895
Less: general valuation allowance for NIR      (10,500)        (10,500)
                                              --------        --------
      Net book value                          $306,836        $205,395
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

To date, the Company's overall cash flows on its residual interests are higher than the Company projected. However, based on historic prepayment activity, particularly in the 6-month and 2/28 ARM products, the Company believes that future cash flows may fall short of original projections. Based on the quarterly evaluation of residual interests, the Company recorded a $4.0 million write-down in the first quarter of 1999 and an additional $9.0 million in the second quarter of 1999. The quarterly evaluation performed at the end of the third quarter of 1999 resulted in no additional valuation adjustments.

Liquidity and Capital Resources

Financing Sources. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. In May 1999, the Company renewed its $300.0 million warehouse line of credit led by U.S. Bank National Association, with an expiration date in May 2000 and an interest rate equal to the one month LIBOR plus 1.25%. During the third quarter, the facility was decreased to $290.0 million. At September 30, 1999, the balance outstanding under the warehouse line of credit was $225.6 million.

Borrowings under the warehouse line are secured by first and second mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan as valid collateral in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of September 30, 1999, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

As of September 30, 1999, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. At September 30, 1999, the balance outstanding under the aggregation facility was $94.2 million. As of September 30, 1999, the Company also had a $3.0 million line of credit with Salomon secured by a special purpose subsidiary of the Company established to hold residential properties owned by the Company from time to time. This facility bears interest at a rate equal to the one month LIBOR plus 2.50%. The balance outstanding at September 30, 1999 was $2.4 million.

During the second quarter of 1999, the Company negotiated a second aggregation and residual financing facility with Greenwich Capital Markets (Greenwich). The aggregation facility totals $300.0 million, and bears interest at a rate equal to the one-month LIBOR plus 1.25%. The facility is structured as a loan and security agreement and consists of a $200 million committed portion and a $100 million uncommitted portion. From December 1, 1999 through January 10, 2000 the committed portion is reduced to $50 million and the uncommitted portion increases to $250 million. The facility expires in June 2000. Although the Company utilized the facility during the third quarter, the balance outstanding as of September 30, 1999 was zero.

In July 1999, the Company negotiated a third aggregation and residual financing facility with Paine Webber Real Estate Securities, Inc. (Paine Webber). The $300 million facility is structured as a loan and security agreement and bears interest at a rate based on the one month LIBOR. The entire amount is uncommitted. The Paine Webber facility also includes a "wet funding" feature that will permit the Company to use the facility to fund its loan originations and purchases. The facility renews after one year, unless terminated by the Company. As of September 30, 1999, the balance outstanding under this facility was $33.8 million.

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

The Company has residual financing arrangements with Salomon, Greenwich and Paine Webber, whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its sole discretion). The Greenwich residual financing facility has an aggregate limit of $30 million. The Paine Webber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The facilities bear interest at a rate based on the one month LIBOR. At September 30, 1999, the balance outstanding under these facilities was $146.9 million.

The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the aggregation lines and the residual financing facilities in order to finance its continued operations. If Salomon, U.S. Bank, Greenwich or Paine Webber decided not to renew its credit facility with the Company, the loss of borrowing capacity could have a material adverse impact on the Company's results of operations, business and financial condition unless the Company found a suitable alternative source. Similarly, if Salomon, Greenwich or Paine Webber decided to reduce the assumed market value of the Company's residual interests, the resulting margin call could have a material adverse impact on the Company's results of operations, business and financial condition.

Industry Liquidity Environment. Although the Company was able to renew its warehouse credit agreement and establish new aggregation credit facilities in the second and third quarters, the financing environment for sub-prime mortgage lenders in general remains unfavorable by historical standards. In recent quarters, several of the Company's competitors have had warehouse or aggregation facilities withdrawn or substantially curtailed. In addition, as whole loan prices have fallen, lenders have gradually reduced the levels at which they will lend against mortgage loans and residual interests. This reduction in advance rates has had a negative effect on the Company's cash flow. If the lower advance rates persist, the Company believes it may affect the Company's secondary marketing strategy, and may have a material adverse effect on the Company's results of operations, business and financial condition.

Strategy. The Company has employed a variety of strategies to deal with the more difficult financing environment and to permit the Company to pursue its desired secondary marketing strategy. In order to reduce its reliance on single sources of aggregation, warehouse and residual financing, the Company established the Greenwich and Paine Webber facilities. In addition, the Company has devoted significant efforts to reducing its origination costs. The "all-in acquisition cost" per loan - defined as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume - declined by 81 basis points from the third quarter of 1998 to the third quarter of 1999.

Finally, the Company has raised an additional $40 million of cash in 1999 from the sale of its securities to U.S. Bancorp. On July 26, 1999, the Company raised $20 million through the sale of shares of preferred stock to U.S. Bancorp. On October 15, 1999 the Company raised an additional $20 million from U.S. Bancorp in the form of subordinated debt.

There can be no assurance that the Company will be able to raise additional capital in future quarters, that the Company will be able to further reduce its "all-in acquisition cost" or that the Company's lenders will not further reduce their advance rates under the Company's credit facilities. The cash impact of advance rate reductions or the Company's inability to raise additional capital could have a material adverse effect on the Company's results of operations, business and financial condition.

Cash Flow. For the nine months ended September 30, 1999, the Company's operations used approximately $63.8 million in cash, which is primarily attributable to its securitization strategy. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to receive cash flows during 1999; and (vi) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities;
(ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of September 30, 1999, the balance outstanding under this facility was $2.6 million, and the weighted-average interest rate was 8.7%.

The Company has various non-revolving operating lease agreements totaling $20.5 million at September 30, 1999, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance. As of September 30, 1999, the Company had $1.6 million available under these facilities.

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

On October 15, 1999, U.S. Bancorp invested an additional $20.0 million in the form of subordinated debt. The subordinated debt was structured as a component of the Company's warehouse credit facility. The subordinated debt bears interest at a rate of 12.0% per annum and matures in May 2000.

The Company believes that the proceeds from the U.S. Bancorp investments will give the Company greater flexibility to pursue a more economically advantageous secondary marketing strategy of securitizing a greater portion of its loan production in the fourth quarter. There can be no assurance that U.S. Bancorp or any other investor will make subsequent cash investments to allow the Company to continue to pursue its optimal growth strategy. The Company's inability to raise additional cash in subsequent quarters could have a material adverse impact on the Company's results of operations, financial condition and business prospects.

Internet and Technology Initiatives

During the second quarter, the Company purchased the assets of 1800Anyloan, which consisted primarily of the Internet domain names 1800anyloan.com and anyloan.com and the toll free number 800anyloan. Additionally, the Company purchased a 10% equity interest in DeNovoNet, Inc., a highly-specialized technology company that develops and manages Internet solutions with the objective to become the premier Internet business-to-business financial service technology application provider.

Both transactions were part of the Company's ongoing expansion of its Internet origination capabilities. In early August 1999, the Company commenced operation of its anyloan.com web site. The Company expects to devote significant financial and human resources in coming quarters to expand its Internet business. The Company believes that these investments may result in an overall increase in the Company's all-in acquisition cost for loans in coming quarters. There can be no assurance that the Company's Internet business will contribute significantly to revenues or that it will be profitable.

Other Developments Affecting the Industry

The Company is closely monitoring a number of recent developments that could affect the Company's industry. First, the Company believes that increases in interest rates could reduce demand for mortgages, particularly from borrowers seeking to refinance their homes. Historically, non-prime mortgage originations have been less sensitive to interest rate increases than conforming mortgages. However, the Company has noted a modest decrease in its originations for the month of October 1999 as compared to the months of August and September 1999, which the Company believes may be due to the increase in interest rates. There can be no assurance that the rising interest rate environment will not have a material adverse effect on the Company's results of operations, business and financial condition.

Second, Fannie Mae and Freddie Mac have recently announced pilot programs to begin purchasing mortgages originated to borrowers who would not qualify under their conforming mortgage standards. The programs may encourage conforming mortgage originators to begin originating some non-prime loans. To date, the Company has not been affected by these efforts. However, if the Fannie Mae and Freddie Mac programs expand significantly, the Company believes they could result in increased competition for non-prime originators such as the Company.

Third, in recent months the non-prime mortgage industry has been criticized for engaging in so-called "predatory" lending practices. Federal and state regulators have initiated several high-profile enforcement actions against brokers and lenders who have engaged in such conduct. Community activists have also mounted some public relations campaigns against such abusive practices. These practices have led some states to consider passing more stringent laws regarding loan origination transactions. The Company does not condone unethical lending practices, and does not oppose legitimate efforts to stop these practices when they occur. However, the Company is concerned that some of the legislation being considered by states would impose overly broad restrictions on legitimate lending activities. If states begin adopting the sorts of legislation currently being proposed, it could have a material adverse effect on the Company's results of operations, business and financial condition.

Finally, in recent quarters, large, diversified financial corporations have purchased several of the Company's competitors. As a result, some of these competitors may have access to capital at a cost lower than the Company's cost of capital under its warehouse, aggregation and residual financing facilities. If, for a sustained period of time, the Company's cost of capital is higher than the cost of capital of its competitors, it could have a material adverse effect on the Company's results of operations, business and financial condition.

More detailed information regarding these and other risks faced by the Company is available in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other filings with the Securities and Exchange Commission.

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

The Company's Year 2000 Strategy

The Company is in the final stages of implementing its plan (the "Y2K Plan" or the "Plan") to prepare for the Year 2000 issue. The Plan consists of (i) evaluating the Company's exposure to Year 2000 problems, (ii) having its major systems certified and tested as Year 2000 ready, (iii) obtaining certifications and/or responses to detailed questionnaires from its major vendors regarding their Year 2000 readiness, and (iv) establishing contingency plans. Except for minor remediation efforts to be completed in November 1999, the Company had substantially completed implementation of the Plan as of September 30, 1999.

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

In addition, in March 1999, the Group commenced testing of each of the hardware systems to confirm that they are able to function properly in a Year 2000 simulation. The Group completed the testing in the second quarter, and concluded that the systems were Year 2000 ready.

Non-Information Technology - The Group also contacted the vendors of its
--------------------------
principal Non-IT systems in order to obtain certificates of Year 2000 readiness. The Company's material Non-IT systems include its telephone, paging, voicemail and telemarketing systems. Because most of these systems were purchased after 1995, the majority of these systems were designed and manufactured to be Year 2000 ready. The Company has received certifications of Year 2000 readiness with respect to all of its material Non-IT systems. All remediation was complete as of October 31, 1999.

Software - The Group also evaluated all material software applications for Year
--------
2000 readiness. The Company's material software applications include its loan origination, accounting and servicing software, as well as the general word processing and spreadsheet programs used by the majority of the Company's employees. Because most of the Company's material software applications were purchased in the last three years, most of this software was designed to be Year 2000 ready.

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

In order to mitigate the risks related to outside vendors, the Group developed a questionnaire that was distributed in the third quarter of 1999 to the Company's principal vendors. In addition, the Group has received from some of these vendors, or retrieved from their web sites, information regarding their Year 2000 testing and readiness. To date, no major vendor issues have been identified.

Contingency Planning

The Group has formulated and tested contingency plans in the event that any material system or vendor will not be Year 2000 ready in a timely manner.

Outside Consultant Review

In order to obtain feedback on the status of Year 2000 efforts to date, the Group retained an outside consulting firm to perform a Year 2000 risk analysis in July 1999. The outside consulting firm reviewed the Company's Y2K Plan and risk management approach, and has provided a confidential report to management. This report includes recommendations and suggestions to enhance the Company's readiness effort, and management is responding to these items.

Upon completion of the initial risk analysis, the Company continued to retain the outside consulting firm for continuous review and refinement of the process.

Costs

The Company has budgeted up to $1,000,000 for implementation of the Plan to cover the costs of evaluating systems, upgrading or replacing non-compliant systems and hiring an outside Year 2000 consultant. The Group did not exceed original cost estimates. To date, expenditures for Year 2000 readiness have been approximately $750,000.

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

The Company is already seeing Year 2000 affect the timing and terms of possible fourth quarter secondary marketing transactions. Whole loan sales and securitizations may need to be completed earlier in the fourth quarter as a result of market uncertainty regarding Year 2000. There are also initial indications that fourth quarter secondary marketing pricing terms might be worse for the Company and its competitors than in prior quarters as a result of Year 2000 uncertainty. In order to mitigate some of the uncertainty posed by Year 2000 concerns in the financial markets, the Company has entered into a forward commitment for the securitization of approximately $640 million in loans in December 1999. The transaction's closing is subject to the Company's delivery of loans having the specified characteristics and other customary conditions.

In short, while the Company is committed to attempt to prevent Year 2000-related harms, there can be no assurance that Year 2000 problems will not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 1999, the Company had $306.8 million in residual interests in securitizations and $19.8 million in mortgage servicing assets which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements - Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease. The Company also has loans receivable held for sale and outstanding borrowings which subject the Company to market risk. Loans receivable held for sale are generally sold, and the related borrowings repaid, within three months.

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


                                               NEW CENTURY FINANCIAL CORPORATION



DATE:   November 12, 1999        By: /s/ BRAD A. MORRICE
                                    --------------------------------------
                                    Brad A. Morrice
                                    President


DATE:   November 12, 1999        By: /s/ EDWARD F. GOTSCHALL
                                    --------------------------------------
                                    Edward F. Gotschall
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit              Description of
Number                   Exhibit
------               --------------

* 3.1 First Amended and Restated Certificate of Incorporation of the Company

**3.2     Certificate of Designation for Series 1998A Convertible
          Preferred Stock

***3.3    Certificate of Designation for Series 1999A Convertible Preferred
          Stock

*3.4      First Amended and Restated Bylaws of the Company

*4.1      Specimen Stock Certificate

****4.2   Specimen Series 1998A Convertible Preferred Stock Certificate

***4.3    Specimen Series 1999A Convertible Preferred Stock Certificate

10.1 First Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated August 31, 1999

10.2 Second Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated, October 15, 1999

10.3 Amendment to Master Loan and Security Agreement dated as of July 20, 1999 by and among New Century Mortgage Corporation, NC Capital Corporation and Paine Webber Real Estate Securities Inc., dated as of September 30, 1999

10.4 Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated September 1, 1999

10.5 Amendment Number One to Master Loan and Security Agreement dated as of June 23, 1999 by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated as of October 23, 1999

10.6 Industrial Lease, dated October 11, 1999, between the Company and The Irvine Company.

11.1      Statement re Computation of Per Share Earnings

27.1    Financial Data Schedule

* Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.

** Incorporated by reference from the Company's Form 8-K as filed with the SEC on December 8, 1998.

*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 16, 1999.

**** Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.