Form 10-K
period 1999-12-31
NEW CENTURY FINANCIAL CORP
filed 2000-03-30
CIK 1036075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM_____________ TO____________

                        COMMISSION FILE NUMBER 000-22633

                        NEW CENTURY FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       33-0683629
(STATE OR OTHER JURISDICTION                        (I. R. S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

   18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA            92612
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 440-7030

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 24, 2000 was approximately $36.8 million based on the closing sales price for the Common Stock on such date of $9.25 as reported on the Nasdaq National Market.

         As of March 24, 2000, the Registrant had 14,737,894 shares of Common Stock outstanding.

         PART III INCORPORATES INFORMATION BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS TO BE FILED WITH THE COMMISSION WITHIN 120 DAYS OF DECEMBER 31, 1999.

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

         ORIGINATIONS AND PURCHASES. The Company originates and purchases loans through both wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers, and represented 70.9% of the Company's total originations and purchases in 1999. Retail originations are made through the Company's network of retail offices, through its Primewest subsidiary and through the Internet, and represented 29.1% of the Company's total originations and purchases in 1999.

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

         UNDERWRITING. Although the Company's underwriting guidelines include five levels of credit risk classification, approximately 68.5% of the principal balance of the loans originated and purchased by the Company in 1999 were to borrowers within the Company's two highest credit grades. Approximately, 93.6% of its loans originated or purchased during 1999 were secured by borrowers' primary residences. The average loan-to-value ratio on loans originated and purchased by the Company in 1999 was approximately 78.8%. Approximately 96.7% of the loans originated and purchased by the Company during 1999 were secured by first mortgages, and the remainder of the loans the Company originated and purchased for such period was secured by second mortgages. Approximately 81.4% of the loans originated and purchased by the Company in 1999 were refinances of existing loans, while the remaining 18.6% represented loans for a borrower's purchase of a residential property.

         LOAN SALES AND SECURITIZATIONS. The Company sells virtually all of its loan production through a combination of securitizations and bulk sales of whole loans to institutional purchasers. In 1999, whole loan sales accounted for 25.5% of total loan sales, and securitizations accounted for the balance.

         SERVICING. The Company also receives revenue from servicing its loans on behalf of the loan purchasers. At the end of 1999, the Company's servicing portfolio, including loans held for sale, totaled $5.9 billion. Servicing income also includes interest earned on the Company's residual interests in securitizations, which grew to $364.7 million as of December 31, 1999. In 1999, servicing revenues totaled $50.8 million, and accounted for 21.7% of the Company's total revenues.

         NET INTEREST INCOME. In 1999 the Company earned $8.3 million in net interest income, which represented approximately 12.4% of the Company's pre-tax earnings. Net interest income is earned on loans held in inventory for sale.

GROWTH AND OPERATING STRATEGIES

         "FOCUS 2000" BUSINESS PLAN. In February 2000, the Company announced its "Focus 2000" initiative that articulated the Company's principal operating strategies for the coming year. The "Focus 2000" Plan emphasizes greater efficiencies and improved operating disciplines. Among the most significant goals are the following:

-        Decreasing all-in acquisition costs to 2.50% by year-end

- Improving cash flow by selling a greater percentage of whole loans and securitizing a smaller percentage of total originations

- Concentrating on originating loans with characteristics for which whole loan buyers will pay a higher premium

- Transitioning from a monoline, sub-prime mortgage company to a company which can offer customers a broader menu of financing products and services

- Transitioning from utilizing solely "traditional" delivery channels to a company that is a leading provider of financial products and services over the Internet

         REDUCING ALL-IN ACQUISITION COSTS PER LOAN. The Company defines the "all-in acquisition cost" per loan as the fees paid to wholesale brokers and correspondents, direct loan origination costs (including commissions and corporate overhead costs), less the sum of points and fees received from retail borrowers, divided by total production volume. Comparing 1998 to 1999, the Company's all-in acquisition costs decreased from 3.62% to 2.99% of the average original principal balance of the Company's loans. During 2000, the Company intends to emphasize reducing all-in acquisition costs to 2.50% by year-end and to 2.25% in 2001. The principal strategies to achieve this goal are (i) improving the fee structure (ii) decreasing corporate overhead and commission expenses (iii) increasing staff efficiency, and (iv) reducing marketing costs--all while preserving loan production volume. This strategy will require the implementation of both improved processes and enhanced technology, including the Company's automated underwriting system which is in the final testing stage. During the first quarter of 2000, the Company has restructured its wholesale and retail commission programs, and has reduced the total number of employees by approximately 12% from its fourth quarter 1999 high of 1,770 employees. The staff reductions have to date been accomplished by closing unprofitable branches and by streamlining corporate operations.

         IMPROVING CASH FLOW. During 2000, the Company intends to improve its cash flow, so as to achieve and then maintain cash neutral operations. The principal strategy for improving cash flow will be to sell a higher percentage of loans in whole loan sales, and to securitize a smaller portion of loan production. In addition, the Company will focus on further improving cash flow by (i) reducing the all-in-acquisition cost of the Company's loans,
(ii) increasing the cash generated by the Company's servicing operations, and
(iii) improving the ratio of loans funded over total loans submitted.

         INCREASE VALUE OF LOAN PRODUCTION. The Company has strengthened its efforts to develop a system of communicating secondary market conditions to its retail and wholesale production units so that loan officers and account executives will have the incentive to produce loans with a strong secondary market value and a disincentive to produce loans that are less profitable. Because the demands in the secondary market evolve continually, New Century believes it will have a competitive advantage if it can effectively communicate the changing secondary market conditions to its production units. The Company also continues to focus on ways to reduce the number of loans that must be sold at a loss because of documentation errors, borrower fraud and other reasons.

         PRODUCT DIVERSIFICATION. During 2000, the Company intends to continue the process of developing a broader range of loan and other financial product offerings. The Company has been approved as a seller/servicer by Freddie Mac, and intends to begin offering conforming loan products by the end of the second quarter of 2000. Likewise, the Company's anyloan.com web-site currently offers customers links through which they can apply for auto loans, credit cards, student loans and other non-mortgage financial products. The licensing effort is currently in process to allow the Company to offer more of those products directly. Finally, the Company is establishing an insurance agency through which it will be able to offer customers various insurance products tailored to their needs.

         INTERNET INITIATIVES. Another key element of the Focus 2000 Plan is continued expansion of the Company's Internet operations. Development of a revamped wholesale web-site, which the Company believes is one of the most advanced business-to-business mortgage web-sites in the industry, was completed during the fourth quarter and is currently in pilot testing with a limited number of brokers. The Company's anyloan.com division also unveiled its second generation web-site which offers consumers a wide variety of loan products including auto financing and credit cards with on-line applications and response capabilities. The Company's focus for 2000 is to attract business through various marketing efforts together with providing the best financial services to its customers.

         IMPROVING PROFITABILITY OF LOAN PRODUCTION WHILE PRESERVING VOLUME. In 2000, the Company's production units will focus on improving the overall profitability of loan production by concentrating on originating higher-value loans and reducing low-margin production. The Retail and Wholesale Divisions intend to close unprofitable branches and be increasingly selective about new branch openings. The Company will also evaluate adding profitable loan production through targeted acquisitions of smaller originators.

         MAINTAINING MULTIPLE FINANCING SOURCES AND SECURITIZATION CHANNELS. During 1999, the Company established aggregation and residual financing facilities totaling over $600 million with Greenwich Capital and PaineWebber. In addition, the Company renewed its financing arrangements with Salomon Smith Barney, Inc. As a result, the Company effected five of its eight securitizations through Salomon Smith Barney, Inc., with the remaining three being underwritten by Greenwich and PaineWebber. The Company also established its own $2 billion shelf registration statement with the Securities and Exchange Commission to allow it greater flexibility in selecting the underwriter for future securitizations. During 2000, the Company intends to continue to maintain at least two active investment-banking relationships for securitizations and residual financing.

         U.S. BANCORP STRATEGIC ALLIANCE. A key element of the Company's strategy for the Year 2000 is to expand its strategic alliance with U.S. Bank. To this end, in February 2000 the Company received an additional $10 million in subordinated debt financing from U.S. Bank. In March 2000, the Company also received a commitment from U.S. Bank to (i) provide an additional $10 million in financing to help fund the Company's Year 2000 capital plan, and (ii) extend the maturity of the subordinated debt to June 2002.

         ACQUISITIONS AND STRATEGIC ALLIANCES. In 2000, the Company will continue to evaluate potential acquisitions and strategic alliances with mortgage originators. In March 2000, the Company acquired a small Southern California-based wholesale loan originator called Worth Funding Incorporated.

MARKETING

         RETAIL MARKETING. The Company's Retail Division relies primarily on targeted direct mail and outbound telemarketing to attract borrowers. The Company's direct mail programs are managed by a centralized staff who create a targeted mailing list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers which result from the mailings are tracked centrally and then forwarded to each branch location and handled by branch loan officers. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the borrower's credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer. The Direct Origination Center sends direct mail to areas not serviced by retail branches, which generates calls and inquiries to a centralized staff of loan officers. In addition, the telemarketing staff refers qualified leads to those central loan officers who work with the borrower using telephone, fax and mail and who utilize document and signing services to close the loan.

         The Company's Primewest and anyloan.com operations also rely on internet-based advertising such as banner ads, search engines and links to related web-sites in order to direct potential borrowers to the Company's web-sites.

         In 1999 the Company also completed initial testing of broader marketing efforts designed to build recognition of the New Century brand. The Company tested radio and television advertisements in selected markets in the third and fourth quarters of 1999. In 2000, the Company does not intend to continue to pursue the television channel for the "New Century" brand. However, the Company is considering a variety of strategies, including television and radio, to improve familiarity with its "anyloan.com" brand.

         WHOLESALE MARKETING. The Company's wholesale marketing strategy is focused on the sales efforts of its account executives, supported by the Company's commitment to providing prompt, consistent service to brokers and their customers. These efforts are supplemented with direct mail to brokers, advertisements in trade publications and periodic sales contests.

LOAN ORIGINATIONS AND PURCHASES

         The Company originates and purchases loans through its Wholesale and Retail Divisions, through its Primewest subsidiary and through its anyloan.com division. The Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondents. The Retail Division, Primewest and anyloan.com solicit loans directly from prospective borrowers. All of the Company's loans are secured by first or second mortgages on one-to-four family residences.

         WHOLESALE DIVISION. The Wholesale Division funded $2.9 billion in loans, or 70.9% of the Company's total loan production, during 1999. As of December 31, 1999, the Wholesale Division was operating through five regional operating centers located in Southern California, Northern California, Chicago, Atlanta, and Tampa and through 41 additional sales offices located in Arizona, Arkansas, California (2), Colorado, Florida (3), Idaho, Indiana, Louisiana, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada, New Mexico, North Carolina (3), Ohio (2), Oregon (3), Pennsylvania, South Carolina (3), Tennessee, Texas (4), Utah, Virginia, Washington (2), and Wisconsin (2), employing a total of 176 account executives. As of December 31, 1999, the Company had relationships with approximately 9,000 approved mortgage brokers and during 1999 originated loans through approximately 4,580 brokers. During 1999, New Century's ten largest producing brokers originated approximately 6.3% of the Company's loans, with the largest broker, Qualified Financial Services, accounting for approximately 1.6% of the Division's production.

         In wholesale originations, the broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the application submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Wholesale Division allows the Company to increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations.

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

         The following table sets forth selected information relating to wholesale loan originations during the periods shown:

                                                         For the Quarters Ended
                                  ---------------------------------------------------------------------
                                     March 31,         June 30,       September 30,     December 31,
                                       1999              1999              1999             1999
                                  ----------------  ----------------  ---------------   --------------
Principal balance (in
thousands).....................   $       646,137   $       668,560   $      823,551    $     756,269
Average principal balance per
loan (in thousands)............   $           103   $           111   $          109    $         109
Combined weighted average
initial loan-to-value ratio....             79.2%             79.1%            78.8%            78.3%
Percent of first mortgage loans              96.4              95.8             95.1             93.8
Property securing loans:
  Owner occupied...............              86.4              87.5             88.7             90.0
  Non-owner occupied...........              13.6              12.5             11.3             10.0
Weighted average interest rate:
  Fixed-rate...................              10.4              10.2             10.0             10.5
  ARMs.........................               9.8               9.8              9.8             10.1
  Margin--ARMs.................               6.1               6.1              6.1              6.1

         RETAIL DIVISION, PRIMEWEST AND ANYLOAN.COM. During 1999, the Company originated $1.2 billion in loans, or 29.1% of the Company's total loan production through its Retail Operations, including $163.1 million, or 4.0%, originated through its Primewest subsidiary and $21.7 million, or .05%, originated through anyloan.com, which commenced operations in August, 1999. As of December 31, 1999, the Retail Division employed 298 retail loan officers, located in 83 sales offices in Arizona (4), California (21), Colorado (2), Delaware, Florida (6), Georgia, Hawaii (2), Illinois (3), Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota
(3), Missouri (2), Montana, Nevada (2), New Jersey, New Mexico, North Carolina (2), Ohio (4), Oklahoma, Oregon, Pennsylvania (2), Tennessee (2), Texas (8), Utah, Virginia (2), and Washington (4). As of December 31, 1999, Primewest employed 44 loan officers and anyloan.com employed 10 loan officers at their headquarters in Irvine, California.

         By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process while generating loan origination fees to offset the higher costs of retail lending, which may contribute to profitability and cash flow.

         For the year ended December 31, 1999, the retail loan originations and purchases included $39 million in loans funded through the Company's Service Provider Program. Under that program, the Company establishes relationships with banks and other financial institutions across the country. The goal is to encourage participating financial institutions to identify potential borrowers who do not qualify for a loan from the respective financial institution but do meet the Company's target borrower profile. Participating financial institutions are compensated by the Company based on the level of services performed by the institution. As of December 31, 1999, the Company had service provider relationships with 172 banks and other financial institutions, 98 of which were producing loan volume for the Company.

         The following table sets forth selected information relating to retail loan originations, including Primewest and anyloan.com, during the periods shown:

                                                            For the Quarters Ended
                                     --------------------------------------------------------------------
                                       March 31,          June 30,       September 30,      December 31,
                                          1999              1999             1999              1999
                                     ---------------   ---------------   --------------   ---------------
Principal balance (in thousands).    $      245,780    $      290,426    $     333,952    $      315,589
Average principal balance per
loan (in thousands)..............    $           89    $           90    $          94    $           88
Combined weighted average
initial loan-to-value ratio......             77.6%             78.5%            79.6%             78.9%
Percent of first mortgage loans..              88.7              84.4             84.8              80.8
Property securing loans:
  Owner occupied.................              88.5              90.8             91.4              92.4
  Non-owner occupied.............              11.5               9.2              8.6               7.6
Weighted average interest rate:
  Fixed-rate.....................              10.1              10.1             10.0              10.4
  ARMs...........................               9.6               9.5              8.7               9.5
  Margins--ARMs..................               6.4               6.4              6.4               5.9

FINANCING LOAN ORIGINATIONS AND LOANS HELD FOR SALE

         The Company requires access to credit facilities in order to originate or purchase mortgage loans, and to hold them pending their sale or securitization. The Company relies on a $290 million short-term warehouse credit facility led by U.S. Bank National Association to fund its originations and purchases. The Company also relies on three aggregation and residual financing facilities totaling $1.4 billion with Salomon Brothers Realty Corp., Greenwich Capital and PaineWebber to finance the loans pending their sale or securitization. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         The Company's borrowers fall into five sub-prime risk classifications. The Company's products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification (see "Business--Underwriting Standards"). Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees and many of the Company's fixed-rate borrowers, in particular, choose to "buy down" their interest rate through the payment of additional origination fees. The Company's maximum loan amounts are generally $600,000 with a loan-to-value ratio of up to 90%. The Company does, however, offer larger loans with lower loan-to-value ratios on a case-by-case basis, and also offers products that permit a loan-to-value ratio of up to 95% for selected borrowers with a Company risk classification of "AAA", "A+" or "A-."

         Loans originated or purchased by the Company in 1999 had an average loan amount of approximately $102,000 and an average loan-to-value ratio of approximately 78.8%. Unless prohibited by state law or otherwise waived by the Company, the Company's loans generally impose a prepayment charge on the borrower for certain full or partial prepayments early in the loan's term. Approximately 75.0% of the loans the Company originated or purchased during 1999 provided for the payment by the borrower of a prepayment charge under some circumstances.

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

         The Underwriting Guidelines currently include two levels of applicant documentation requirements, referred to as the "Full Documentation", and "Stated Income Documentation" programs. Under each of the programs, the Company reviews the applicant's source of income, calculates the amount of income from sources indicated on the loan application or similar documentation, reviews the credit history of the applicant, calculates the debt service-to-income ratio to determine the applicant's ability to repay the loan, reviews the type and use of the property being financed, and reviews the property. In determining the ability of the applicant to repay the loan, the Company's underwriters use a qualifying rate that is equal to the initial interest rate on such loan (in the case of other LIBOR-based loans). The Underwriting Guidelines require that mortgage loans be underwritten in a standardized procedure which complies with applicable federal and state laws and regulations and requires the Company's underwriters to be satisfied that the value of the property being financed, as indicated by an appraisal and a review of the appraisal, currently supports the outstanding loan balance. In general, the maximum loan amount for mortgage loans originated under the programs is $600,000. The Underwriting Guidelines permit loans on one-to-four-family residential properties to have (i) a loan-to-value ratio at origination of up to 95%, with respect to non-conforming first liens, (ii) a combined loan-to-value ratio at origination of up to 90% with respect to non-conforming second liens and (iii) a combined loan-to-value ratio at origination of up to 100% with respect to conforming second liens, in each case depending on, among other things, the purpose of the mortgage loan, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the property. With respect to mortgage loans secured by mortgaged properties acquired by a borrower under a "lease option purchase," the loan-to-value of the related mortgage loan is based on the lower of the appraised value at the time of origination of such mortgage loan or the sale price of the related mortgaged property if the "lease option purchase price" was set less than twelve months prior to origination and is based on the appraised value at the time of origination if the "lease option purchase price" was set twelve months or more prior to origination.

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

                         Summary of Principal
                      Underwriting Guidelines (1)

----------------------------------------------------------------------------------------------------------------------------------
                                A+ Risk               A- Risk               B Risk              C Risk               C- Risk
----------------------------------------------------------------------------------------------------------------------------------
Existing mortgage
History................   Maximum one             Maximum three        Maximum one          Maximum one         Maximum of two
                          30-day late             30-day late          60-day late          90-day late         90-day late
                          payment and no          payments and no      payment within       payment within      payments and one
                          60-day late             60-day late          last 12 months;      last 12             120-day late
                          payments w/in last      payments w/in        must be less         months; must        payment w/in
                          12 mos.; required       last 12 mos.;        than 60 days         be less than        last 12 months;
                          to be current at        required to be       late at funding.     90 days late        less than 120
                          funding;                current at                                at funding.         days late at
                          must have an LTV        funding.                                                      funding.  No
                          of 90% or less.                                                                       current Notice
                                                                                                                of Default.

Other credit...........   4 accts w/30-day        Past/Present         Past/Present         Significant         Significant
                          late payments or        30-day late          30-day late          prior               Defaults
                          FICO score of 620       payments and 1       payments and 4       defaults            acceptable;
                          or higher;  no          acct w/60 day        accts w/60-day       acceptable;         collection
                          more than $500 in       late payment or      late payments        generally, no       accounts may
                          open collection         FICO score of        and 2 accts          more than           remain open
                          accounts or             590 or higher;       w/90-day late        $5,000 in open      after funding.
                          charge-offs open        no more than         payments or FICO     collection
                          after funding.          $1,000 in open       score of 570 or      accounts or
                                                  collection           higher; some         charge-offs
                                                  accounts or          prior defaults       open after
                                                  charge-offs          acceptable; no       funding; on a
                                                  open after           more than $2,500     case by case
                                                  funding.             in open              basis.
                                                                       collection
                                                                       accounts or
                                                                       charge-offs open
                                                                       after funding.

Bankruptcy filings.....   Generally, no           Generally, no        Generally, no        Generally, no       Generally, no
                          Chapter 7               Bankruptcy           Bankruptcy or        Bankruptcy or       Bankruptcy or
                          Bankruptcy              filings in last      Notice of            Notice of           Notice of
                          discharge or            2 years or           Default filings      Default             Default filings
                          Notice of Default       Notice of            in last 2 years.     filings in          allowed in last
                          filings in last 3       Default filings                           last 12             12 months from
                          years or Chapter        in last 3 years.                          months.             discharge date.
                          13 Bankruptcy
                          discharge in last
                          2 years.

Debt service to income
Ratio..................   45% to 55%              45% to 55%           55% to 59%           55% to 59%          50% to 59%

Maximum loan-to-value
ratio ("LTV"):(2)

  Owner occupied:
  single family........   90%                     90%                  80%                  75%                 70%

  Owner occupied:
  condo/three-to-four
  unit.................   85%                     85%                  75%                  70%                 65%

  Non-owner occupied...   85%                     80%                  75%                  70%                 65%
----------------------------------------------------------------------------------------------------------------------------------

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

         MORTGAGE CREDIT ONLY PROGRAM. In addition to the five risk grade categories described above, the Company also has a Mortgage Credit Only program. The Mortgage Credit Only program allows no more than three 30-day late payments and no 60-day late payments within the last 12 months on an existing mortgage loan and must be current at funding. An existing mortgage loan is not required to be current at the time the application is submitted. Derogatory credit report items are allowed as to non-mortgage credit. Mortgage Credit Only loans are not available under the Stated Income Documentation program. No bankruptcy or notice of default filings may have occurred during the preceding two years; provided, however, that if the borrower's bankruptcy has been discharged during the past two years and the borrower has re-established a credit history otherwise complying with the credit parameters set forth in this paragraph, the borrower may then qualify under the Mortgage Credit Only program. The mortgaged property must be in at least average condition. A maximum loan-to-value of 75% is permitted for a mortgage loan on a single-family owner-occupied property. A maximum loan-to-value of 70% is permitted for a mortgage loan on a non-owner occupied property, second home, owner-occupied condominium, or two-to four-family residential property. The debt service-to-income ratio is generally limited to a maximum of 55%.

         HOME SAVER PROGRAM. The Company has established a sub-category of its C- credit grade (the "Home Saver Program") for borrowers faced with at least one of the following credit scenarios: (i) the borrower has an existing mortgage currently in foreclosure, (ii) the borrower is subject to a notice of default filing, (iii) the borrower has had a serious mortgage delinquency for more than one 120 day period in the last 12 months or is more than 90 days late at the time of funding, or (iv) the borrower is in an open Chapter 13 or Chapter 11 bankruptcy. The Home Saver Program is available only to Full Documentation borrowers and permits a maximum loan-to-value of 65% and a maximum debt service-to-income ratio of 59%. The maximum loan is $300,000 and all derogatory credit report items must either be brought current or paid through the loan proceeds. A maximum of 3% of the loan proceeds may be paid to the borrower in cash. If the borrower is in an open Chapter 13 or Chapter 11 bankruptcy, the bankruptcy must be discharged through the proceeds of the loan.

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

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

         The following table sets forth information concerning the Company's principal balance of fixed rate and adjustable rate loan production by borrower risk classification for the periods shown:

--------------------------------------------------------------------------------------------------------------
                                                              For the Quarters Ended
--------------------------------------------------------------------------------------------------------------
                                            March 31,         June 30,       September 30,      December 31,
                                              1999              1999             1999               1999
--------------------------------------------------------------------------------------------------------------
A+ RISK GRADE:

Percent of total purchases and
originations........................          39.3%             38.6%            39.4%              31.1%
Combined weighted average
initial loan-to-value ratio.........           81.5              81.7             81.8               81.7
  Weighted average interest rate:
    Fixed-rate......................            9.8               9.6              9.5               10.1
    ARMs............................            9.4               9.3              9.2                9.6
    Margin--ARMs....................            5.8               5.8              5.9                5.8

A- RISK GRADE:

Percent of total purchases and
originations........................          29.0%             30.2%            31.4%              34.7%
Combined weighted average initial
loan-to-value ratio.................           80.7              80.4             81.0               80.9
  Weighted average interest rate:
    Fixed-rate......................           10.0               9.9              9.8               10.1
    ARMs............................            9.6               9.5              9.5                9.8
    Margin--ARMs....................            6.2               6.2              6.2                6.1

B RISK GRADE:

Percent of total purchases and
originations........................          16.9%             16.5%            16.1%              18.7%
Combined weighted average initial
loan-to-value ratio.................           76.2              77.2             75.9               75.5

  Weighted average interest rate:
    Fixed-rate......................           10.5              10.4             10.2               10.7
    ARMs............................            9.8               9.9              9.8               10.1
    Margin--ARMs....................            6.4               6.5              6.5                6.4

C RISK GRADE:

Percent of total purchases and
originations........................           9.8%              9.7%             8.2%               8.7%
Combined weighted average initial
loan-to-value ratio.................           72.4              72.1             71.4               71.2

  Weighted average interest rate:
    Fixed-rate......................           11.6              11.5             11.4               11.8
    ARMs............................           10.7              10.6             10.6               11.0
    Margin--ARMs....................            6.7               6.7              6.7                6.6

C- RISK GRADE:

Percent of total purchases and
originations........................           5.0%              5.0%             4.9%               6.8%
Combined weighted average initial
loan-to-value ratio.................           67.2              67.2             66.7               69.1

  Weighted average interest rate:
    Fixed-rate......................           12.1              11.8             11.5               11.5
    ARMs............................           11.5              11.6             11.6               11.4
    Margin--ARMs....................            6.7               6.7              6.6                6.4
--------------------------------------------------------------------------------------------------------------

GEOGRAPHIC DISTRIBUTION

     The following table sets forth aggregate dollar amounts (in thousands) and the percentage of all loans originated or purchased by the Company by state for the periods shown:

                                                  For the Quarters Ended
                 ---------------------------------------------------------------------------------------------
                   March 31, 1999         June 30, 1999        September 30, 1999        December 31, 1999
                 -------------------  ----------------------  ----------------------  ------------------------
                       $        %           $           %           $           %           $           %
                 -------------------  -----------  ---------  ----------- ----------  -----------  -----------
California.....  $  239,020   26.8%   $  303,263      31.6%   $  375,262      32.4%   $  355,828      33.2%
Illinois.......      65,545    7.3%       66,982       7.0%       79,018       6.8%       81,962       7.6%
Florida........      65,565    7.4%       64,140       6.7%       68,605       5.9%       57,739       5.4%
Texas..........      47,114    5.3%       51,959       5.4%       66,649       5.8%       71,987       6.7%
Washington.....      37,827    4.2%       40,317       4.2%       44,709       3.9%       40,114       3.7%
Massachusetts..      30,782    3.5%       31,896       3.3%       46,135       4.0%       41,171       3.8%
Colorado.......      23,707    2.7%       36,365       3.8%       37,085       3.2%       36,286       3.4%
Minnesota......      28,221    3.2%       33,856       3.5%       35,133       3.0%       28,857       2.7%
Ohio...........      39,959    4.5%       28,529       3.0%       33,526       2.9%       28,377       2.6%
Michigan.......      25,969    2.9%       22,167       2.3%       31,543       2.7%       33,710       3.1%
Other..........     288,209   32.2%      279,512      29.2%      339,838      29.4%      295,827      27.8%
                 -------------------  -----------  ---------  ----------- ----------  ----------- ----------
  Total........  $  891,917  100.0%   $  958,986     100.0%   $1,157,503     100.0%   $1,071,858     100.0%
                 ==========  ======   ==========     ======   ==========     ======   ==========     ======

LOAN SALES AND SECURITIZATIONS

         The secondary marketing functions of the Company are performed by a separate subsidiary, NC Capital Corporation, which buys loans from the Wholesale and Retail Divisions of New Century Mortgage Corporation and Primewest within a week or two after origination. The purchase price paid for the loans approximates the secondary market value of the loans based on current market conditions. NC Capital then sells the loans through both securitizations and bulk sales to institutional purchasers of whole loans. NC Capital is responsible for determining when and through what channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale.

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

         In 1999, whole loan sales accounted for $1.0 billion, or 25.5% of the Company's total loan sales. Of this amount, 28.6% were sold servicing-retained and 71.4% were sold servicing-released. In the servicing-retained sales, the purchaser retained the Company to service the loans for a fee of 0.50% per year of the outstanding principal balance of the loans. The weighted average sales price of the Company's 1999 whole loan sales was equal to 103.2% of the original principal balance of the loans sold.

         The Company seeks to maximize its premium on whole loan sale revenue by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During 1999, the Company sold loans to many institutional purchasers. No whole loan buyer accounted for more than 10% of the Company's total loan sales and securitizations in 1999.

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

         SECURITIZATIONS. During 1999, the Company completed the sale of loans through eight securitization transactions, five securitizations through Salomon Smith Barney, Inc., two co-underwritten by Greenwich Capital and PaineWebber Inc., and one underwritten solely by Greenwich Capital.

         In a securitization, the Company sells a pool of loans to a trust for the following: (i) a cash purchase price and (ii) a certificate evidencing its "residual interest" ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified "investor pass-through interest rate" on the principal balance. The Company receives the cash flows from the residual interests, after payment of servicing fees, guarantor fees and other trust expenses, and provided the specified over-collateralization requirements are met.

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

         Three of the 1999 securitizations were credit enhanced by an insurance policy provided through a monoline insurance company. The other five securitizations were credit enhanced through the use of subordinated certificates instead of an insurance policy. The Company used credit enhancements in each of its securitizations to allow the senior certificates in the related trusts to receive ratings of "AAA" from Standard & Poor's Rating Services and "Aaa" from Moody's Investors Service, Inc. and Duff and Phelps rating agency. The Company also provides credit enhancement in the form of an over-collateralization account.

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

         During 1999, the Company repurchased $15 million in loans out of its 1997 securitizations. Such repurchases are permitted only when the loan defaults and are undertaken by the Company in order to avoid disruption of cash flow from certain securitization trusts and to provide the Company with maximum flexibility in resolving problem loans. In addition, the Company recorded a total of $28.5 million in write-downs to the carrying value of its residual securities issued prior to 1999. These adjustments were the result of a) a continuing increase in prepayment speeds which occurred despite the increase in interest rates in the latter part of the year, and b) an increase in overall static pool loss assumption in the fourth quarter to 2.50%. The Company increased its prepayment speed assumptions to be consistent with its valuation methodology. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

         NIM-EXCESS CASH FLOW PRIVATE PLACEMENTS. In February 1999, the Company completed its third "net interest margin" or "excess cash flow" private placement ("NIM" transaction) with respect to its residual interests in ten of its prior securitizations. In a NIM transaction the Company contributes and/or sells one or more residual interests from prior securitizations to a special purpose subsidiary. The subsidiary in turn sells the residual interests to a trust. The trust pays for the residual interest partly in cash and partly with an Owner Trust Certificate representing an ownership interest in the trust. The trust raises the cash by selling bonds that represent senior interests in the residual securities that were deposited into the trust.

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

LOAN SERVICING AND DELINQUENCIES

         SERVICING. Servicing of loans includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults.

         The Company retains the servicing rights on all loans it sells through securitizations and a portion of the loans its sells in whole loan sales. In addition, some purchasers of "servicing-released" whole loans request the Company to continue to act as servicer for an interim period following the sale. Finally, the Company services all of the loans its originates and purchases during the 30 to 90-day period pending their sale or securitization.

         Prior to September 1997, the Company outsourced substantially all of its servicing operations to Advanta Mortgage Corp. USA ("Advanta"), an approved third party sub-servicer. The loans in the Company's first five securitizations were subserviced by Advanta. In September 1997, the Company began boarding loans on a joint servicing platform with Comerica in which each party was responsible for part of the servicing process. In July 1998, the Company terminated the Comerica agreement, and began performing all servicing functions relating to the loans previously serviced on the joint platform. Finally, during 1999, the Company assumed responsibility for servicing all of the loans from the Company's first five securitizations that had continued to be sub-serviced by Advanta.

         As of December 31, 1999, the Company's servicing portfolio consisted of 60,703 loans with an aggregate principal balance of approximately $5.9 billion, of which 4,543 loans with an aggregate principal balance of $442.7 million were held for sale and serviced on an interim basis, 56,104 loans with an aggregate principal balance of $5.5 billion were serviced for securitizations, and 56 loans with an aggregate principal balance of $5.4 million were serviced on behalf of the whole loan purchasers thereof.

         DELINQUENCIES AND FORECLOSURES. Loans originated or purchased by the Company are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or non-judicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorney's fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lien-holder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale. Where a loan has not yet been sold or securitized, the Company will generally allow a borrower to reinstate the loan up to the date of foreclosure sale.

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

         The following tables set forth certain delinquency statistics as of December 31, 1999 for the Company's 1997, 1998 and 1999 securitized loans (DOLLARS IN THOUSANDS):

SECURITIES ISSUED IN 1997

                                                    DELINQUENCY (% OF CURRENT BALANCE BY RISK GRADE)
                                                    ------------------------------------------------
RISK        ORIGINAL                    CURRENT         60-89      90+         FORECL./
GRADE       BALANCE        WALTV*       BALANCE         DAYS       DAYS        REO             TOTAL    REPURCHASE        %**
-----       -------        ------       -------         -----      ----        ---             -----    ----------        ---
A+          $  299,582      73.52%       $122,650        0.28%      1.75%       3.95%           5.98%   $  3,159         2.58%
A-             401,319      73.68         162,744        0.19       2.50        7.15            9.84       6,692         4.11
B              208,453      72.73          74,389        0.47       2.56        7.69           10.72       5,508         7.40
C               98,951      68.07          30,224        0.74       4.31       18.98           24.02       3,750        12.41
C-             116,311      68.24          39,877        0.90       5.31       10.26           16.47       5,517        13.84
            ----------                -----------                                                       ---------
            $1,124,616      72.19%    $   429,884        0.37%      2.69%       7.45%          10.50%   $ 24,627         5.73%
            ==========                ===========                                                       =========

SECURITIES ISSUED IN 1998

                                                    DELINQUENCY (% OF CURRENT BALANCE BY RISK GRADE)
                                                    ------------------------------------------------
RISK        ORIGINAL                    CURRENT         60-89      90+         FORECL./
GRADE       BALANCE***     WALTV*       BALANCE         DAYS       DAYS        REO             TOTAL    REPURCHASE        %**
-----       ----------     ------       -------         -----      ----        ---             -----    ----------        ---
A+          $1,004,736      78.04%    $  696,084         0.40%      1.20%       4.24%          5.84%    $   ----         0.00%
A-             895,272      77.09        641,581         0.41       1.35        6.00           7.76         ----         0.00
B              441,736      74.29        314,846         0.80       3.37        6.89          11.06         ----         0.00
C              282,537      70.24        192,305         1.18       4.19       12.28          17.64         ----         0.00
C-             197,469      64.88        121,789         0.71       5.59       11.86          18.16         ----         0.00
            ----------                ----------                                                        ---------
            $2,821,750      75.72%    $1,966,605         0.56%      2.16%       6.49%          9.22%    $   ----         0.00%
            ==========                ==========                                                        =========

SECURITIES ISSUED IN 1999

                                                    DELINQUENCY (% OF CURRENT BALANCE BY RISK GRADE)
                                                    ------------------------------------------------
RISK        ORIGINAL                    CURRENT         60-89      90+         FORECL./
GRADE       BALANCE***     WALTV*       BALANCE         DAYS       DAYS        REO             TOTAL    REPURCHASE        %**
-----       ----------     ------       -------         -----      ----        ---             -----    ----------        ---
A+          $1,194,119      78.09%    $1,113,209         0.19%      0.34%       1.05%           1.57%   $   ----         0.00%
A-           1,037,148      78.34        989,697         0.31       0.40        1.41            2.12        ----         0.00
B              574,516      74.29        542,435         0.79       0.54        2.62            3.94        ----         0.00
C              320,019      70.05        295,857         0.97       1.27        4.56            6.80        ----         0.00
C-             182,613      66.35        168,054         1.18       2.09        6.98           10.26        ----         0.00
            ----------                ----------                                                        ---------
            $3,308,415      76.08%    $3,109,253         0.46%      0.57%       2.09%           3.13%   $   ----         0.00%
            ==========                ==========                                                        =========

COMBINED SECURITIES ISSUED

                                                    DELINQUENCY (% OF CURRENT BALANCE BY RISK GRADE)
                                                    ------------------------------------------------
RISK        ORIGINAL                    CURRENT         60-89      90+         FORECL./
GRADE       BALANCE***     WALTV*       BALANCE         DAYS       DAYS        REO             TOTAL    REPURCHASE        %**
-----       ----------     ------       -------         -----      ----        ---             -----    ----------        ---
A+          $2,498,437      77.73%    $1,931,944         0.27%      0.74%       2.38%           3.39%   $   3,159        0.16%
A-           2,333,740      77.22      1,794,022         0.34       0.93        3.57            4.84        6,692        0.37
B            1,224,704      74.23        931,671         0.77       1.65        4.46            6.89        5,508        0.59
C              701,507      70.00        518,387         1.03       2.53        8.26           11.82        3,750        0.72
C-             496,393      66.53        329,719         0.98       3.77        9.18           13.93        5,517        1.67
            ----------                ----------                                                        ---------
            $7,254,781      75.46%    $5,505,743         0.49%      1.31%       4.08%           5.88%   $  24,627        0.34%
            ==========                ==========                                                        =========

-----------
*Weighted Average Loan-to-Value Ratio at origination

**Repurchases as a % of Current Balance

***Includes loans sold in whole loan sale transactions that were securitized by the purchasers.

         The foregoing tables indicate that, as anticipated, the Company is experiencing higher rates of delinquency on lower credit grade loans. In addition, as indicated, the Company has repurchased loans from its first three 1997 securitizations. The agreements governing the securitizations permit such repurchases, but only to the extent the loans being repurchased are more than 90 days delinquent. The Company elected to make the repurchases in order to avoid disruption of cash flow from the 1997 NC-1, NC-2 and NC-3 trusts and to provide the Company with maximum flexibility in resolving problem loans. The Company may make additional repurchases from those or other securitizations in the future for the same or other reasons.

         In order to provide the Company additional flexibility in trying to maximize recovery on its delinquent loans and loans in foreclosure, the Company amended its aggregation facility with Salomon Smith Barney to include financing of a limited number of such loans at a reduced financing rate based on the value of the underlying property. In addition, the Company entered into a $3 million facility with a Salomon affiliate to finance real property owned ("REO") by the Company upon foreclosure on delinquent loans. This facility allows the Company additional flexibility in disposing of those properties for the highest possible price. The Company is currently in the process of renewing and restructuring the problem loan and REO financing arrangements with Salomon.

U.S. BANCORP INVESTMENT AND STRATEGIC ALLIANCE

         In November 1998 U.S. Bancorp, a bank holding company with total assets in 1999 of approximately $82 billion, purchased 20,000 shares of the Company's Series 1998A Convertible Preferred Stock for an aggregate purchase price of $20 million. In December 1998 and April 1999, U.S. Bancorp purchased an aggregate of 565,000 shares of the Company's Common Stock through third party private transactions, increasing their equity position in New Century from 16% to 18.75%. In July 1999, U.S. Bancorp purchased 20,000 shares of the Company's Series 1999A Convertible Preferred Stock for an aggregate purchase price of $20 million. Each share of U.S. Bancorp's Series 1998A Preferred Stock is convertible into 136.24 shares of the Company's Common Stock and each share of U.S. Bancorp's Series 1999A Preferred Stock is convertible into
46.795 shares of the Company's Common Stock that, upon conversion, will represent approximately 23% of the Company's total outstanding Common Stock. The Preferred Stock is also entitled to a liquidation preference as well as a dividend payable quarterly at a rate of 7.5% per year for Series 1998A and 7.0% per year for Series 1999A Preferred Stock. In addition, as part of the transactions, U.S. Bancorp has two designees appointed to the Company's Board of Directors, which is roughly in proportion to its ownership interest in the Company.

         In October 1999 U.S. Bancorp invested an additional $20 million in the Company and in February 2000 invested an additional $10 million. Each transaction was structured as subordinated debt provided by U.S. Bancorp's subsidiary, U.S. Bank National Association. The subordinated debt bears interest at a rate of 12.0% per year and matures in June 2000.

         In late March 2000, U.S. Bancorp committed (i) to provide an additional $10 million in subordinated debt over the course of 2000 provided that the Company achieves certain specified milestones, and (ii) to extend the term of the subordinated debt to June 2002. In exchange for the additional capital and subordinated debt extension, the Company will amend the conversion ratio of the Company's Series 1999A Convertible Preferred Stock from 46.8 to 69.98, and also provide U.S. Bank with warrants exercisable for up to 725,000 shares of the Company's Common Stock at an exercise price equal to the market value on the grant date. Approximately 70% of the warrants vest immediately. Of the remainder, a portion vest in quarterly increments if the Company has not prepaid the subordinated debt and a portion are granted concurrently with funding of the additional $10 million in subordinated debt. If all of the proposed warrants are ultimately granted, U.S. Bank would own approximately 27.5% of the Company, assuming conversion of all preferred stock and exercise of all warrants. The Company expects to enter into definitive agreements documenting this investment by April 30, 2000.

         In addition to these investments, the Company and U.S. Bancorp have established a strategic alliance pursuant to which (i) the Company will assist U.S. Bank in originating loans to bank customers who would not qualify for the loans under U.S. Bank's traditional credit guidelines, (ii) the Company will provide some servicing functions with respect to sub-prime mortgage loans originated by U.S. Bank, (iii) the Company will receive referrals from U.S. Bank of its customers who were turned down for mortgage loans, but who qualify for a loan under New Century's underwriting guidelines, and (iv) U.S. Bank may bid on the Company's whole loan sales.

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

         As of December 31, 1999, the Company did not have any open hedge positions. While the Company believes hedging strategies are cost-effective and provide some protection against interest rate risk, no hedging strategy can completely protect the Company from such risks.

COMPETITION

         Although a number of the Company's competitors have either merged, been acquired or gone out of business altogether, the Company continues to face intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Most notably, in recent quarters, some large, diversified financial corporations have purchased several of the Company's competitors. As a result, some of these competitors may have access to capital at a cost lower than the Company's cost of capital under its warehouse, aggregation and residual financing facilities. In addition, many of these competitors have considerably greater technical and marketing resources than the Company.

         Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of the Company's competitors significantly expand their activities in the Company's markets, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

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

REGULATION

         The mortgage lending industry is a highly regulated industry. The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various state and federal government authorities. These regulations impose obligations and restrictions on the Company's loan origination, loan purchase and servicing activities. In addition, these regulations may limit the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure to the Company's customers, prohibit discrimination and impose multiple qualification and licensing obligations on the Company. Failure to comply with these requirements may result in, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. Management of the Company believes that the Company is in compliance with these rules and regulations in all material respects.

         The Company's loan origination and loan purchase activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates the Company can charge on its loans. As of December 31, 1999, the Company was licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in 50 states and the District of Columbia and second mortgages in 48 states and the District of Columbia. The Company's lending activities are also subject to various federal laws, including the Truth in Lending Act, Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and their implementing regulations.

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

          The Company is also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which amends TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $441, or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features. The Company did not originate or purchase Covered Loans in 1996, but the Company commenced originating and purchasing Covered Loans during 1997. In 1999, Covered Loans accounted for approximately 6.8% of the Company's total loan originations and purchases.

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

         REGULATORY DEVELOPMENTS. In the past year, there have been a number of significant federal and state legislative and regulatory developments that could affect the Company. The federal Gramm-Leach-Bliley financial reform legislation will impose additional privacy obligations on the Company with respect to its applicants. At the state level, a number of states are considering legislation targeting so-called "predatory" lending practices. While well-meaning, these proposed laws impose overly broad restrictions on legitimate lending activities including some of the Company's activities. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

EMPLOYEES

         At December 31, 1999, the Company employed 1,740 full-time employees and 30 part-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position with the Company of each person who is an executive officer or key employee of the Company.

                      NAME                          AGE                             POSITION
                      ----                          ---                             --------
EXECUTIVE OFFICERS:

Robert K. Cole..................................     53      Chairman of the Board, Chief Executive Officer, Director

Brad A. Morrice.................................     43      Vice Chairman, President, Director

Edward F. Gotschall.............................     45      Vice Chairman, Chief Financial Officer, Director


Steve Holder....................................     42      Vice Chairman, Chief Operating Officer, Director


KEY EMPLOYEES:
Patrick J. Flanagan.............................     35      Executive Vice President of the Company; Director,
                                                             Executive Vice President and Chief Operating Officer,
                                                             New Century Mortgage (1), and President, NC Capital (2)

George Anderson.................................     61      Director, President Retail Operations, New Century
                                                             Mortgage (1)

Shabi S. Asghar.................................     37      Director, President Wholesale Operations, New
                                                             Century Mortgage (1)

Paul L. Rigdon..................................     39      Executive Vice President Retail Operations, New Century
                                                             Mortgage (1), and Executive Vice President, anyloan.com

-------------
(1) New Century Mortgage Corporation ("New Century Mortgage") is a wholly-owned subsidiary of the Company.
(2) NC Capital Corporation ("NC Capital") is a wholly-owned subsidiary of New Century Mortgage.

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

         BRAD A. MORRICE has been Vice Chairman of the Company since December 1996, President, and a director of the Company since November 1995. Mr. Morrice also served as the Company's General Counsel from December 1995 to December 1997 and the Company's Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Co-Chairman of the Board and Chief Executive Officer of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

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

         STEVE HOLDER has been Vice Chairman of the Company since December 1996, Chief Operating Officer Loan Production/Operations of the Company since December 1995 and a director of the Company since November 1995. Mr. Holder also serves as Co-Chairman of the Board and Chief Executive Officer of New Century Mortgage. From February 1993 to August 1995, he was the Executive Vice President of Long Beach Mortgage Company ("Long Beach Mortgage"). From July 1991 to February 1993, Mr. Holder was the Vice President for Business Development of Transamerica Financial Services. From 1985 to 1990, he was a Regional Vice President for Nova Financial Services, a startup consumer finance subsidiary of First Interstate Bank. Mr. Holder has over 22 years experience in the consumer finance and mortgage business.

         PATRICK J. FLANAGAN has been Executive Vice President of the Company since August 1998. He has been President of NC Capital Corporation since December 1998 and a director of New Century Mortgage since May 1997. From January 1997 to August 1998, Mr. Flanagan was Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

         GEORGE ANDERSON has been President-Retail Lending of New Century Mortgage since August 1998. From 1994 to July 1998, Mr. Anderson was the President and CEO of Advanta Finance Corporation. From 1990 to 1994, Mr. Anderson served as Executive Vice President for Transamerica Financial Services and from 1984 to 1990, Mr. Anderson served as President and CEO of Nova Financial Services where he was responsible for the full spectrum of start-up activities associated with building a multi-state consumer finance company. In 1990, Nova was acquired by Transamerica Financial Services. From 1959 to 1984, Mr. Anderson served as Area Vice President for Transamerica Financial Services and was responsible for the mid-west and east coast operations of the company. Mr. Anderson has over 36 years experience in the consumer finance and mortgage business.

         SHABI S. ASGHAR has been President-Wholesale Lending of New Century Mortgage since August 1998. He previously served as Senior Vice President-Wholesale Lending from January 1996 to August 1998 and a director of New Century Mortgage since May 1997. Mr. Asghar initially joined New Century Mortgage as Vice President, Mortgage Banking Operations and served in this position from December 1995 to January 1996. From June 1995 to November 1995, Mr. Asghar was the Southern California District Manager for Ford Consumer Finance. From September 1992 to March 1995, he was an Area Sales Manager for Long Beach Mortgage and from June 1988 to September 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Asghar received his Bachelor of Science degree from California State University at Northridge.

         PAUL L. RIGDON has been Executive Vice President of anyloan.com since April 1999 and Executive President-Retail Lending of New Century Mortgage since August 1998. Mr. Rigdon served previously as Senior Vice President-Retail Lending from February 1997 to August 1998 and a director of New Century Mortgage from May 1997 to November 1999. Mr. Rigdon initially joined New Century Mortgage as the Regional Manager in charge of expansion in the Northwest Retail Region and served in this position from September 1996 to February 1997. From May 1995 to September 1996, he was a District Manager for Advanta Finance. From March 1990 to May 1995, he was an Area Manager for Long Beach Mortgage. Mr. Rigdon received his Bachelor of Science degree in Business Administration and Finance from San Jose State University.

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

     The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. The Company also has residual financing agreements with Salomon, Greenwich Capital and PaineWebber, pursuant to which each will provide the Company with financing upon the Company's retention of residual interests in securitizations and NIM transactions on which each is the lead underwriter or placement agent. The amount of financing provided to the Company under its aggregation credit facilities and its residual financing agreements depends in large part on each company's valuation of the mortgage loans, based on current market conditions, and residual interests, respectively, securing the financings. Each company has the right to reevaluate the collateral securing the Company's outstanding borrowings at any time and, in the event the underwriting company determines that the value of the collateral has decreased, it has the right to initiate a margin call. A margin call would require the Company to provide the underwriting company with additional collateral or to repay a portion of all of the outstanding borrowings. Any such margin call could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

         In addition to the financing secured by the Company's loans and residual securities, the Company also has borrowed from U.S. Bank $30 million in subordinated debt ($10 million subsequent to December 31, 1999) secured by subordinate liens on the loans pledged under the U.S. Bank warehouse agreement as well as certain rights to the Company's residuals. Unlike the warehouse, aggregation and residual financing borrowings, which the Company believes are secured by assets that would cover the borrowings in the event of a default, the Company does not currently have a source of funds to repay the subordinated debt in the event of a default, or upon its maturity. In late March 2000, the Company received a commitment from U.S. Bank to (i) provide an additional $10 million of subordinated debt during 2000 upon the Company's achievement of certain milestones, and (ii) extend the maturity of the subordinated debt to June 2002. The Company's inability to consummate the transactions contemplated by the U.S. Bank commitment or its inability to obtain capital or financing to repay the subordinated debt upon its maturity, would have a material adverse impact on the Company's results of operations, financial condition and business prospects.

         Moreover, to the extent that the Company is unable to renew or expand its access to credit facilities, the Company may have to undertake larger and/or more frequent capital markets financings than anticipated. Capital markets financings may result in greater than anticipated interest expense and shares outstanding, which may have a dilutive impact on operating earnings or have a negative effect on the Company's financial condition.

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

DEPENDENCE ON SECURITIZATIONS FOR FUTURE EARNINGS

     The Company plans to continue pooling and selling through securitizations a significant percentage of the loans it originates or purchases, although the Company expects that the gain on sale from such securitizations will represent a smaller portion of the Company's future revenues and net earnings. The Company's ability to complete securitizations of its loans will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement from monoline insurance companies. In the third and fourth quarter of 1999 interest rates and interest spreads required by bond investors continued to increase. In addition, overall demand for sub-prime mortgage loans decreased as investors elected to follow a more conservative investment strategy during the Y2K transition period. To maximize the overall value of these loans, the Company elected to securitize a significant portion of its production during both these periods. Although the Company has continued to sell its loans through securitizations, there can be no assurance that it will continue to be able to do so. If the Company were unable to securitize profitably a sufficient number of its loans in a particular quarter, then the Company's revenues for such quarter would decline, which could result in lower earnings or a loss reported for such quarter.

DEPENDENCE ON WHOLE LOAN SALES FOR FUTURE EARNINGS AND CASH

     The Company's current strategy is to rely more heavily on whole loan sales for future earnings and cash flow. In 1999, the Company sold 25.5% of its loan originations and purchases through whole loan sales to various institutional purchasers. The weighted average price of the whole loan sales was 103.2% of the outstanding principal balance of the loans. During the same period, the Company's all-in cost of originating loans was 102.99%. In order to generate sufficient earnings and cash from whole loan sales, the Company will need to achieve one or a combination of (i) reducing its all-in acquisition cost for loans, or (ii) increasing the price purchasers are willing to pay for the Company's loans. There can be no assurance that the Company will be able to achieve either of these objectives. To the extent the Company is unable to originate loans at a price lower than what whole loan purchasers will pay for them, the Company's results of operations, financial condition and business prospects could be materially and adversely affected.

RESIDUAL INTERESTS IN SECURITIZATIONS

     During 1999 a substantial portion of the Company's revenues and earnings were derived by recognizing gain on sale of loans through securitizations. In view of the Company's limited loan performance data, it is extremely difficult to validate the Company's loss or prepayment assumptions used to calculate its gain on sale in connection with its securitizations. If the Company's actual experience differs materially from the assumptions used in the determination of the present value of the residual interests it retains in the securitizations, future cash flows and earnings could be negatively impacted. The Company could also be required to reduce the fair value of its residual interests on its balance sheet, which could decrease the residual financing available to the Company under the Salomon, Greenwich and PaineWebber residual financing facilities.

RISKS RELATED TO LOWER CREDIT GRADE BORROWERS

     Loans made to lower credit grade borrowers, including credit-impaired borrowers, may entail a higher risk of delinquency and higher losses than loans made to borrowers with better credit. Virtually all of the Company's loans are made to borrowers who do not qualify for loans from conventional mortgage lenders. Approximately 68.5% of the loans originated or purchased by the Company during 1999 were made to borrowers in the Company's two highest credit grade classifications. No assurance can be given that the Company's underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitization to the extent such losses reduce the residual interest distributions. Any such reduction in the Company's cash flows could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

CHANGES IN INTEREST RATES

     The Company's profitability may be directly affected by changes in interest rates, which affect the Company's ability to earn a spread between the interest received on its loans and its funding costs. The revenues of the Company may be adversely affected during any period of unexpected or rapid change in interest rates. For example, a substantial and sustained increase in interest rates could adversely affect borrower demand for the Company's products. During periods of rising interest rates, the value and profitability of the Company's loans may also be negatively impacted from the date of origination or purchase until the date the Company sells or securitizes such loans. In addition, the Company's adjustable rate mortgage loans have a life rate cap above which the interest rate on the loan may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which such loans are sold may be uncapped, which would reduce the amount of cash the Company receives over the life of its residual interests, thereby requiring the Company to reduce the fair value of such residual interests. Furthermore, a significant decrease in interest rates could increase the rate at which loans are prepaid, which would also reduce the amount of cash the Company receives over the life of its residual interests. Either of these events could require the Company to reduce the fair value of its residual interests, which would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

ECONOMIC SLOWDOWN OR RECESSION

     The risks associated with the Company's business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings by negatively affecting loan-to-value ratios of the home equity collateral. In addition, because the Company makes a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on such loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect the Company's ability to sell loans or the prices the Company receives for its loans, as well as the value of its residual interests in securitizations.

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

CONTINGENT RISKS

     In connection with its securitizations, the Company is required to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company. Likewise, in connection with its whole loan sales, the Company enters agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company are generally broader than those available to the Company against the sellers of such loans, and if a purchaser enforces its remedies against the Company, the Company may not be able to enforce whatever remedies the Company may have against such sellers.

RISKS RELATING TO NEW LEGISLATION

         Several states, as well as the federal government, are considering proposed legislation to curb predatory lending practices. As drafted, however, many of these laws extend far beyond curbing predatory practices to restrict legitimate lending activities including some of the Company's activities. For example, some of these laws prohibit any form of prepayment charge. Passage of these laws in their current form could reduce the Company's loan origination volume, which would have a material adverse impact on the Company's results of operation, financial condition and business prospects.

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

POSSIBLE VOLATILITY OF STOCK PRICE; EFFECT OF FUTURE OFFERINGS ON MARKET PRICE OF COMMON STOCK

     The market price of the Common Stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the Common Stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector such as, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for the Company to access the capital markets through a secondary offering of Common Stock, regardless of the Company's financial performance.

ITEM 2.  PROPERTIES

         The Company's executive, administrative and anyloan.com offices are located in Irvine, California and consist of approximately 211,000 square feet. The three leases covering the executive, administrative and anyloan.com offices expire in June 2002, December 2002 and January 2005, and the combined monthly rent is $331,201.

         The Company leases space for its regional operating centers in Chicago, Illinois, Atlanta, Georgia, Rancho Bernardo, California, and San Ramon, California. As of December 31, 1999, these facilities had an annual aggregate base rental of approximately $46,308. The Company also leases space for its sales offices, which range in size from 100 to 3,552 square feet with lease terms typically ranging from one to five years. As of December 31, 1999, annual base rents for the sales offices ranged from approximately $3,000 to $104,244. In general, the terms of these leases vary as to duration and rent escalation provisions, expire between February 2000 and January 2005 and provide for rent escalations dependent upon either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3.  LEGAL PROCEEDINGS

         The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "NCEN". The high and low bid prices of the Company's Common Stock during each quarter since the Company's Common Stock began trading on June 26, 1997 were as follows:

                                         FISCAL 1999         FISCAL 1998       FISCAL 1997
                                         -----------         -----------       -----------
QUARTER                                  HIGH    LOW         HIGH    LOW       HIGH    LOW
-------                                  ----    ---         ----    ---       ----    ---
Fourth................................   $17.56  $13.69      $13.13  $3.44     $19.50  $ 9.63
Third.................................   $19.88  $15.75      $11.50  $7.38     $19.25  $14.13
Second (1)............................   $20.25  $11.56      $12.50  $8.50     $14.25  $13.63
First.................................   $15.00  $10.69      $11.50  $8.38     N/A     N/A

---------------
(1) 1997 Second Quarter information represents trading from June 26, 1997 to June 30, 1997

         As of March 24, 2000 the closing sales price of the Company's Common Stock, as reported on the Nasdaq National Market, was $9.25.

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

         As of March 24, 2000 the number of holders of record of the Company's Common Stock was approximately 47, and as of March 24, 2000 there were approximately 1,330 beneficial owners of the Company's Common Stock.

RECENT SALES OF UNREGISTERED STOCK

         On March 10, 1999, the Company issued 5,923 shares of Common Stock to Kirk Redding and 3,949 shares of Common Stock to Paul Akers representing a portion of the earnout payments for the acquisition of PWF Corporation. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6.  SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following selected consolidated statements of operations and balance sheet data for the years ending December 31, 1999, 1998, 1997 have been derived from the Company's financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                        FOR THE YEAR ENDED      FOR THE YEAR ENDED       FOR THE YEAR ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           DECEMBER 31, 1999       DECEMBER 31, 1998        DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues:
     Gain on sales of loans...........................        $ 121,672             $ 105,060               $ 67,939
     Interest income..................................           61,457                47,655                 25,071
     Servicing income.................................           50,813                23,692                  5,623
                                                              ---------             ---------               --------
          Total revenues..............................          233,942               176,407                 98,633
     Expenses.........................................          167,056               124,099                 68,041
                                                              ---------             ---------               --------
Earnings before income taxes..........................           66,886                52,308                 30,592
     Income taxes.....................................           27,377                21,193                 12,849
                                                              ---------             ---------               --------
     Net earnings.....................................        $  39,509             $  31,115               $ 17,743
                                                              =========             =========               ========
     Basic earnings per share.........................        $    2.59             $    2.19               $   2.18
                                                              =========             =========               ========
     Diluted earnings per share.......................        $    2.11             $    2.03               $   1.40
                                                              =========             =========               ========

                                                        AS OF YEAR ENDED        AS OF YEAR ENDED         AS OF YEAR ENDED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           DECEMBER 31, 1999       DECEMBER 31, 1998        DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Loans receivable held for sale, net...................        $ 442,653             $ 356,975               $276,506
Residual interests in securitizations.................          364,689               205,395                 97,260
Total assets..........................................          863,709               624,727                398,128
Borrowings under warehouse lines of credit............          234,778               191,931                184,426
Borrowings under aggregation lines of credit..........          193,948               153,912                 70,937
Subordinated debt.....................................           20,000                 ----                   ----
Residual financing....................................          177,493               122,298                 53,427
Other borrowings......................................            3,051                 3,985                  3,222
Total stockholders' equity............................          172,963               114,613                 60,836


                                                     AS OF OR FOR THE    AS OF OR FOR THE    AS OF OR FOR THE
                                                        YEAR ENDED          YEAR ENDED          YEAR ENDED
(DOLLARS IN THOUSANDS)                              DECEMBER 31, 1999  DECEMBER 31, 1998    DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------
OPERATING STATISTICS:
Loan origination and purchase activities:
     Wholesale originations........................      $2,894,517          $2,382,784            $1,265,133
     Retail originations...........................       1,185,747             942,072               578,674
     Bulk acquisitions.............................            ---                 ---                120,794
                                                         ----------         -----------            ----------
          Total loan originations and purchases....      $4,080,264          $3,324,856            $1,964,601
                                                         ==========          ==========            ==========
Average principal balance per loan.................            $102                 $96                  $102
Percent of loans secured by first mortgage.........           96.7%               97.2%                 96.9%
Weighted average initial loan-to-value ratio.......           78.8%               78.2%                 74.0%
Originations by product type
     ARMs..........................................      $2,610,475          $1,920,686            $1,394,133
     Fixed-rate mortgages..........................       1,469,789           1,404,170               570,468
Weighted average interest rates:
     Fixed-rate mortgages..........................           10.2%               10.0%                  9.8%
     ARMs..........................................            9.8%                9.7%                  9.5%
     Margin-ARMs...................................            6.2%                6.1%                  7.0%
Loan Sales:
     Loans sold through whole loan transactions....      $1,033,006          $1,477,225             $ 680,900
     Loans sold through securitizations............       3,017,658           2,265,700             1,123,618
     Loans acquired to securitize..................         (61,312)           (544,704)              (63,718)
                                                         ----------          ----------             ---------
     NET  LOAN SALES...............................      $3,989,352          $3,198,221            $1,740,800
                                                         ==========          ==========            ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying Notes included elsewhere herein.

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

LOAN ORIGINATION AND PURCHASES

         As of December 31, 1999, the Company's Wholesale Division was operating through five regional operating centers located in Southern California, Northern California, Atlanta, Chicago and Tampa, and through 41 additional sales offices located in 27 states. The Wholesale Division funded $2.9 billion in loans, or 70.9%, of the Company's total loan production during the year ended December 31, 1999. As of December 31, 1999, the Retail Division was operating through 21 retail sales offices in California, and 62 retail sales offices in 29 other states. The Retail Division, including anyloan.com, funded $1.0 billion in loans, or 25.1%, of total loan production during the year ended December 31, 1999. The Company also funded $163.1 million in loans, or 4.0% of the Company's total loan production through its Primewest subsidiary during the year ended December 31, 1999.

         The following table summarizes the Company's loan originations and purchases for the periods shown.

                                     FOR THE YEAR ENDED DECEMBER 31, 1999               FOR THE YEAR ENDED DECEMBER 31, 1998
                                 ----------------------------------------------    -----------------------------------------------
                                 WHOLESALE     RETAIL     PRIMEWEST     TOTAL      WHOLESALE      RETAIL      PRIMEWEST     TOTAL
                                 ---------     ------     ---------     -----      ---------      ------      ---------     -----
Principal balance (in
thousands).....................  $2,894,517  $1,022,689    $163,058  $4,080,264    $2,382,784     $842,764     $99,308  $3,324,856
Number of loans................      26,821      11,427       1,649      39,897        23,946        9,653       1,032      34,631
Average principal balance
    (in thousands).............  $      108      $   89      $   99      $  102       $   100       $   87      $   96      $   96
Weighted average interest
rates:
        Fixed-rate.............        10.2%       10.2%        9.9%       10.2%         10.0%         9.9%        9.6%       10.0%
        ARMs...................         9.9%        9.2%        9.6%        9.8%          9.7%         9.4%        9.3%        9.7%
        Margin-ARMs............         6.1%        6.2%        6.5%        6.2%          6.1%         6.2%        6.5%        6.1%
Weighted average initial
     loan-to-value ratios (1)..        78.8%       79.0%       76.8%       78.8%         78.7%        77.3%       74.7%       78.2%
Percentage of loans:
        ARMs...................        65.5%       28.3%       30.4%       64.0%         68.1%        26.8%       70.0%       56.6%
        Fixed-rate.............        34.5%       71.7%       69.6%       36.0%         31.9%        73.2%       30.0%       43.4%
Percentage of loans
secured by first and second
    mortgages:
        Percentage of loans
           Secured by first
           Mortgage............        95.2%       83.2%       93.3%       96.7%         98.1%        94.0%       95.9%       97.0%
        Percentage of loans
           Secured by second
           Mortgage............         4.8%       16.8%        6.7%        3.3%          1.9%         6.0%        4.1%        3.0%

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

         The Company continued to increase its loan origination volume on a quarterly basis during 1999 as a result of the maturing of offices opened in 1997 and 1998. The following table sets forth the quarterly loan production results, the number of office locations and the number of sales professionals at the end of each quarter by division:

                                                                            AS OF OR FOR THE QUARTERS ENDED
                                               ---------------- ------------------ --------------------- -------------------------
                                               MARCH 31, 1999     JUNE 30, 1999     SEPTEMBER 30, 1999      DECEMBER 31, 1999
                                               --------------     -------------     ------------------      -----------------
                                                                                 (DOLLARS IN THOUSANDS)
                                               -----------------------------------------------------------------------------------
WHOLESALE
     Volume.................................    $646,137          $668,560              $823,551                   $756,269
     Offices (including regional
          Operating centers)................          70                70                    71                         46
     Account Executives...................           155               134                   184                        176
RETAIL (INCLUDING PRIMEWEST)
     Volume.................................    $245,780          $290,426              $333,952                   $315,589
     Offices................................          79                81                    80                         83
     Loan Officers..........................         309               332                   344                        342
TOTAL
     Volume.................................    $891,917          $958,986            $1,157,503                 $1,071,858
     Offices................................         149               151                   151                        129

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

         The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount ("OC") and the Net Interest Receivable ("NIR"), over the actual life of the loans. The OC represents the portion of the loans which are held by the trust as over-collateralization for the senior and junior certificate holders, and generally consists of the excess of the principal balance of the mortgage loans sold to the trust, less the principal balance of the certificates sold to investors. The NIR represents the difference between the interest received from the loans sold and (i) interest required to be passed through to the senior and junior certificate holders,
(ii) all servicing fees, (iii) estimated losses to be incurred on the portfolio of loans, and (iv) other expenses and revenues, including anticipated prepayment penalties. At the time of securitization, the Company capitalizes the OC and the NIR, based upon certain prepayment and loan loss assumptions and a discount rate the Company believes is consistent with what market participants would use for similar financial instruments. The capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates. A gain or loss is recorded on the income statement for the value of the residual certificates created by the securitization in excess of the cost basis of the loans and transaction expenses. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will impact the Company's operating cash flow. For the year ended December 31, 1999, 74.5% of the Company's total loan sales were in the form of securitizations.

         The Company has, to date, elected to fund the required OC at the closing of each securitization for its floating rate securitizations and funded a portion of the required OC at the closing of its fixed rate securitizations. An OC is created within each securitization trust, as required by the rating agencies or the bond insurance companies. The over-collateralization requirement ranges from two to five percent of the initial securitization bond debt principal balance or four to nine percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC up front, the Company begins to receive cash flow from the NIR immediately, and in those cases where a portion of the OC is funded up front, the Company will begin to receive cash flow from the NIR more quickly than in cases where no initial funding is undertaken, in both cases subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

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

         The following table sets forth loan sales and securitizations for the periods indicated:

                                        For the Year Ended       For the Year Ended       For the Year Ended
(DOLLARS IN THOUSANDS)                  December 31, 1999        December 31, 1998        December 31, 1997
--------------------------------------------------------------------------------------------------------------
Securitizations........................      $3,017,658                 $2,265,700             $1,123,618
Whole loan sales.......................       1,033,006                  1,477,225                680,900
                                             ----------                 ----------             ----------
Subtotal...............................      $4,050,664                 $3,742,925             $1,804,518
Less: Loans acquired to securitize(1)           (61,312)                  (544,704)               (63,718)
                                             ----------                 ----------             ----------
Net loan sales.........................      $3,989,352                 $3,198,221             $1,740,800
                                             ==========                 ==========             ==========

(1) Loans acquired to securitize represent loans acquired by the Company from whole loan investors, for the purpose of securitizing those loans. These loan acquisitions are effected at current market prices for such loans.

         As part of its overall securitization strategy in 1999, the Company also completed one NIM excess cash flow private placement with respect to its residual interests in its securitizations issued prior to 1999. If market conditions permit, the Company expects that NIM transactions will continue to be part of the Company's overall securitization strategy.

         RECENT DEVELOPMENTS IN SECONDARY MARKET. During 1999, whole loan prices remained at levels significantly lower than those experienced by the Company in 1996, 1997 and first half of 1998. In addition, more buyers in the whole loan market are confining their purchases to loans having very specific characteristics. Unlike earlier periods, the Company has found it to be more difficult to identify buyers willing to purchase a pool of loans representing a cross section of the Company's entire loan production. The Company expects that in order to achieve higher prices in whole loan sales, it will need to begin tailoring its production to the desired characteristics of the active whole loan buyers.

         A significant part of the Company's Focus 2000 cash management strategy involves selling a greater portion of its production through whole loan sales. If the Company cannot adequately tailor its production to yield higher premiums in whole loan sales, and cannot find sources of funding to finance continued securitization, it could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The Company originated and purchased $4.1 billion in loans for the year ended December 31, 1999, compared to $3.3 billion for the year ended December 31, 1998. Loans originated and purchased through the Company's Wholesale Division were $2.9 billion, or 70.9%, of total originations and purchases for the year ended December 31, 1999. Loans originated through the Company's Retail Division, including anyloan.com, were $1.0 billion, or 25.1%, of total originations and purchases for the year ended December 31, 1999. Loans originated through the Company's Primewest subsidiary were $163.1 million, or 4.0%, of total originations and purchases for the year ended December 31, 1999. For the same period in 1998, Wholesale, Retail and Primewest originations and purchases totaled $2.4 billion, or 71.7%, $842.8 million, or 25.3%, and $99.3 million, or 3.0%, respectively, of total originations and purchases for such period.

         Total revenues for the year ended December 31, 1999 increased to $233.9 million, or 32.6%, from $176.4 million for the year ended December 31, 1998, due primarily to the increase in loan originations, purchases and sales as well as the growth in the servicing portfolio in 1999. Gain on sale of loans increased to $121.7 million, or 15.8%, for the year ended December 31, 999, from $105.1 million for the year ended December 31, 1998 due to the increase in loan sales in 1999.

         The Company sold $4.0 billion in loans for the year ended December 31, 1999, of which $1.0 billion were sold through whole loan sale transactions and $3.0 billion were sold through securitizations. Loans sold through securitization included $61.3 million in loans that were acquired by the Company from a whole loan investor in the third quarter of 1999 for the purpose of securitizing the loans.

         The components of the gain on sale of loans are illustrated in the following table:

                                                        For the Year Ended      For the Year Ended
         (DOLLARS IN THOUSANDS)                          December 31, 1999      December 31, 1998
----------------------------------------------------------------------------------------------------
         Gain from whole loan sale transactions             $  30,749            $  58,001
         Non-cash gain from securitizations (NIR
                 gains)                                       169,908              168,065
         Non-cash gain from servicing asset                    16,368                8,791
         Cash gain (loss) from securitizations/
              NIMs transactions                                (4,670)              (4,664)
         Securitization expenses                              (17,161)             (13,664)
         Accrued interest                                     (14,807)             (11,818)
         Write-down of NIR                                    (23,000)              (5,900)
         General valuation allowance for NIR                    ----                (7,500)
         Provision for losses                                  (2,549)              (6,400)
         Non-refundable fees                                   54,598               47,933
         Premiums, net                                        (22,355)             (58,816)
         Origination costs                                    (63,300)             (62,783)
         Hedging losses                                        (2,181)              (6,185)
                                                           -----------           ----------
         Gain on sales of loans                              $121,672             $105,060
                                                           ===========           ==========

         Whole loan sales for the year ended December 31, 1999, decreased to $1.0 billion, or 30.1%, from $1.5 billion for the corresponding period in 1998. This decrease is the result of the Company electing to sell a greater percentage of its loan originations and purchases through securitization due to whole loan prices remaining at historically low levels.

         Interest income for the year ended December 31, 1999 increased to $61.5 million, or 29.0%, from $47.7 million for the same period in 1998. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 1999 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1998. The average inventory held for sale for the year ended December 1999, based on quarter-end balances, was $387.7 million, compared to $302.6 million for the corresponding period in 1998.

         Servicing income for the year ended December 31, 1999, increased to $50.8 million, or 114.5%, from $23.7 million for the year ended December 31, 1998, as a result of the increase in the servicing portfolio and the Company's residual interests in securitizations. Servicing income includes servicing fees received on loans sold through servicing-retained whole loan sales or securitizations, as well as income recognized on residual cash flows from securitizations. Residual interests in securitizations increased from $205.4 million at December 31, 1998 to $364.7 million at December 31, 1999. Another factor contributing to the increase in servicing income was the assumption of all servicing responsibilities for loans previously sub-serviced by Advanta Mortgage Corporation.

RESIDUAL SECURITIES

THE CARRYING VALUE OF THE COMPANY'S RESIDUAL SECURITIES AT DECEMBER 31, 1999 AND DECEMBER 31, 1998 IS SUMMARIZED BELOW (DOLLARS IN THOUSDANDS):

                                                                        1999             1998
                                                                        -----           -----
         Book Value of Securities                                     $369,689        $215,895
         Less:  General valuation allowance for NIR                      5,000          10,500
                                                                     ----------      ----------
                  Net carrying value                                  $364,689        $205,395

         In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security and adjusts the carrying value of the securities based on actual experience and trends in the industry. During the fourth quarter the Company recorded a $10 million adjustment to its residual securities issued prior to 1999, representing approximately 2.7% of the total carrying value of residual securities, and resulting in a 31 cent decrease in fourth quarter diluted net earnings per share. This adjustment was the result of a) a continuing increase in prepayment speeds which occurred despite the increase in interest rates, and b) an increase in overall static pool loss assumption to 2.50%.

         Total expenses for the year ended December 31, 1999, increased to $167.1 million, or 34.6%, from $124.1 million for the year ended December 31, 1998. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1998 to 1999 due primarily to (i) higher loan origination volume in the year ended December 31, 1999 compared to the same period in 1998; (ii) an increase in staffing from 1,417 employees at December 31, 1998 to 1,770 employees at December 31, 1999; (iii) the costs incurred in market research and media testing, including radio and television; (iv) the costs incurred to develop new technology, which includes the Company's automated underwriting system, and (v) the costs incurred in the development of the Company's internet division, anyloan.com.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The Company originated and purchased $3.3 billion in loans for the year ended December 31, 1998, compared to $2.0 billion for the year ended December 31, 1997. Loans originated and purchased through the Company's Wholesale Division were $2.4 billion, or 71.7%, of total originations and purchases for the year ended December 31, 1998. Loans originated through the Company's Retail Division were $842.8 million, or 25.3%, of total originations and purchases for the year ended December 31, 1998. Loans originated through the Company's Primewest subsidiary were $99.3 million, or 3.0%, of total originations and purchases for the year ended December 31, 1998. For the same period in 1997, Wholesale and Retail originations and purchases totaled $1.3 billion, or 64.4%, and $578.7 million, or 29.5%, respectively, of total originations and purchases for such period. The Company also acquired loans through bulk acquisitions totaling $120.8 million, or 6.1%, of total originations and purchases for the ended December 31, 1997.

         Total revenues for the year ended December 31, 1998 increased to $176.4 million, or 78.9%, from $98.6 million for the year ended December 31, 1997, due primarily to the increase in loan originations and purchases and sales in 1998. Gain on sale of loans increased to $105.1 million, or 54.8%, for the year ended December 31, 1998, from $67.9 million for the year ended December 31, 1997 due to the increase in loan sales in 1998.

         The Company sold $3.7 billion in loans for the year ended December 31, 1998, of which, $1.5 billion were sold through whole loan sale transactions and $2.2 billion were sold through securitizations. Loans sold through securitization include $544.7 million in loans that were acquired by the Company from a whole loan investor in the fourth quarter of 1998 for the purpose of securitizing the loans.

         The components of the gain on sale of loans are illustrated in the following table:

                                                        For the Year Ended      For the Year Ended
         (DOLLARS IN THOUSANDS)                          December 31, 1998       December 31, 1997
         ------------------------------------------------------------------------=----------------
         Gain from whole loan sale transactions               $  58,001              $27,707
         Non-cash gain from securitizations                     168,065               89,770
         Non-cash gain from servicing asset                       8,791                 ----
         Cash gain (loss) from securitizations/
            NIMs transactions                                    (4,664)               6,105
         Securitization expenses                                (13,664)              (5,624)
         Accrued interest                                       (11,818)              (7,188)
         Write-down of NIR                                       (5,900)              (5,175)
         General valuation provision for NIR                     (7,500)              (3,000)
         Provision for losses                                    (6,400)              (3,986)
         Non-refundable loan fees                                47,933               24,514
         Premiums, net                                          (58,816)             (24,739)
         Origination costs                                      (62,783)             (28,716)
         Hedging losses                                          (6,185)              (1,729)
                                                             -----------           ----------

         Gain on sales of loans                                $105,060              $67,939
                                                               ========              =======

         Whole loan sales for the year ended December 31, 1998, increased to $1.5 billion, or 117.0%, from $680.9 million for the corresponding period in 1997. This increase is the result of the increase in loan originations and purchases.

         Interest income for the year ended December 31, 1998 increased to $47.7 million, or 90.1%, from $25.1 million for the same period in 1997. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 1998 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1997. The average inventory held for sale for the year ended December 1998, based on quarter-end balances, was $302.6 million, compared to $189.7 million for the corresponding period in 1997.

         Servicing income for the year ended December 31, 1998, increased to $23.7 million, or 321.3%, from $5.6 million for the year ended December 31, 1997, as a result of the increase in the servicing portfolio. Servicing income reflects servicing fees received on loans sold through servicing-retained whole loans sales or securitizations, as well as income recognized on residual cash flows from securitizations. The increase in servicing income for the year ended December 31, 1998 is also attributable to the increase in residual interests in securitizations, which increased from $97.3 million at December 31, 1997 to $205.4 million at December 31, 1998.

RESIDUAL SECURITIES

         The carrying value of the Company's residual securities at December 31, 1998 and December 31, 1997 is summarized below (000's):

                                                     1998          1997
                                                   --------      --------
Book value of securities                           $215,895      $100,260
Less:  General valuation allowance for NIR           10,500         3,000
                                                   --------      --------
         Net carrying value                        $205,395      $ 97,260

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

         To date, the Company's overall cash flows on its residual interests are higher than the Company had projected. However, three of the early 1997 securitizations (1997 NC-1, NC-2 and NC-3) have experienced high prepayment speeds resulting in a remaining principal balance substantially lower than projected. In addition, in 1998 the Company repurchased certain loans from those three securitizations due to delinquencies or defaults, which further increased the prepayment speeds of these three securitizations. Because the Company believes the future cash flows from these securitizations will be less than modeled cash flows, the Company recorded a $5.9 million reduction in the value of the residual securities from these three transactions in the fourth quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         PRINCIPAL FINANCING FACILITIES. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of December 31, 1999, the Company had a $290.0 million warehouse line of credit led by U.S. Bank National Association which expires in May 2000 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At December 31, 1999, the balance outstanding under the warehouse line of credit was $234.8 million.

         Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. Within seven business days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of December 31, 1999, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

         In October 1999 U.S. Bank provided the Company $20 million in subordinated debt under the warehouse agreement, and in February 2000 added $10 million to this debt. The subordinated debt bears interest at a rate of 12% per annum and matures in June 2000. The facility is secured by a subordinate lien on the collateral under the warehouse agreement as well as a pledge of the Company's rights under its residual financing repurchase agreements with an affiliate of Salomon Smith Barney, Inc. ("Salomon"). In late March 2000, U.S. Bank committed to (i) provide an additional $10 million in subordinated debt during 2000 subject to the Company's achievement of certain milestones and (ii) extend the maturity of the subordinated debt to June 2002. The Company expects the definitive agreements documenting these arrangements will be executed by April 30, 2000.

         As of December 31, 1999, the Company also had a $600 million aggregation facility with Salomon, which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. In November 1998, the Company established a $3.0 million credit facility with an affiliate of Salomon secured by a newly-formed special purpose subsidiary of the Company that will hold residential properties owned by the Company from time to time pending their liquidation. This facility bears interest based on the one month LIBOR, and expires on April 1, 2000. The Company and Salomon are currently in the process of negotiating the renewal of the facility. As of December 31, 1999, the balance outstanding under these facilities was $164.3 million.

         As of December 31, 1999, the Company also had an additional $300 million aggregation facility with Greenwich Capital ("Greenwich") and a $300 million aggregation facility, which includes a residual financing facility, with PaineWebber Inc. ("PaineWebber"), which are subject to renewal in June and August 2000, respectively, and bear interest rates generally equal to the one month LIBOR plus 1.25%. At December 31, 1999, the balance outstanding under each aggregation facility was $17.7 million and $11.9 million, respectively.

         The Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to an aggregation facility. The aggregation facility is paid down with the proceeds of loan sales and securitizations.

         The Company also has residual financing arrangements with Salomon, Greenwich and PaineWebber, whereby each provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interest or the formula used by the lead underwriter to determine the market value (which the underwriter may adjust in its discretion). The facilities bear interest at a rate based on the one month LIBOR. At December 31, 1999, the balance outstanding under these facilities was $177.5 million.

         The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the Salomon, Greenwich and PaineWebber aggregation lines and the residual financing facilities in order to finance its continued operations. If any of Salomon, Greenwich, PaineWebber or U.S. Bank decided not to renew their respective credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source.

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

         CASH FLOW. The Company's negative cash flow position is primarily a function of its securitization strategy and rapid growth. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale and correspondent lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under its current warehouse facility; and (v) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and
(vi) servicing income. For the year ended December 31, 1999, the Company's operations used approximately $117.0 million in cash, which is primarily attributable to cash invested in the OC Accounts.

         OTHER BORROWINGS. The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of December 31, 1999, the balance outstanding under this facility was $3.1 million, and the weighted-average interest rate was 9.2%.

         The new terms of the U.S. Bank warehouse line allow borrowings secured by the Company's servicing-related advances, as well as additional borrowing capacity on the Company's inventory of loans receivable held for sale. These new terms effectively replaced a previous working capital line of credit component in the warehouse agreement.

         The Company had various non-revolving operating lease agreements totaling $19.1 million at December 31, 1999, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance. As of December 31, 1999, the Company had fully utilized the financing available under these facilities.

         In November 1998, in connection with the sale of 20,000 shares of Series 1998A Convertible Preferred Stock, the Company received $20.0 million in cash from U.S. Bancorp, the proceeds of which were used to pay down outstanding borrowings under the warehouse line of credit. The proceeds provided the Company greater flexibility in its secondary marketing strategy in the first and second quarters of 1999 by allowing the Company to securitize a greater portion of its production.

         In July 1999, the Company raised $20 million through the sale of 20,000 shares of Series 1999A Convertible Preferred Stock to U.S. Bancorp. In October 1999, the Company raised an additional $20 million from U.S. Bancorp in the form of subordinated debt. In February 2000, the Company raised an additional $10 million from U.S. Bancorp also in the form of subordinated debt. Finally, in March 2000, the Company received a commitment from U.S. Bank to (i) provide an additional $10 million in subordinated debt during 2000 subject to the Company's achievement of certain milestones and (ii) extend the maturity of the subordinated debt to June 2002. The cash from these investments and borrowings provided the Company greater flexibility in the third and fourth quarters of 1999 and the first quarter of 2000 to continue to securitize a portion of the Company's loan production. The additional $10 million of subordinated debt is intended to facilitate the Company's implementation of its Year 2000 business strategy.

         LIQUIDITY STRATEGY FOR 2000. In 2000, the Company intends to concentrate on improving cash flow and reducing the dependence on outside capital by increasing the proportion of loans the Company sells on a whole loan basis and reducing the percent of production that is securitized. At the same time, the Company is emphasizing greater efficiencies and improved operating discipline so as to reduce the all-in acquisition costs to 2.50% by year-end. In order to ease the transition to this new strategy, and to allow the Company to continue to securitize a portion of its production, the Company will need additional borrowings or capital in the second and third quarters of 2000. To this end, the Company has received a commitment from U.S. Bank to provide an additional $10 million in subordinated debt during the second, third and fourth quarters subject to the Company's achievement of certain milestones.

         There can be no assurance that the Company will be able to successfully implement its cost cutting and whole loan strategies. Furthermore, there can be no assurance that the Company will be able to raise additional capital or borrow additional sums after consummation of the transactions contemplated by the additional U.S. Bank commitment. The failure to successfully implement the Company's cost-cutting and whole loan strategies in 2000 could have a material adverse effect on the Company's results of operations, business and financial condition.

         Subject to the various uncertainties described above, and assuming that (i) the Company can successfully cut its all-in acquisition costs to 2.50% by year-end, (ii) the Company is able to adjust its production mix in order to receive higher premiums on whole loan sales, and (iii) the Company receives the additional subordinated debt committed by U.S. Bank, the Company anticipates that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future.

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

         Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to manage risk. Management has determined that application of this statement will not have a material impact on the Company.

YEAR 2000

         The Company undertook a variety of steps in order to ensure that the Year 2000 issue would not disrupt its operations. A detailed designation of the Company's "Y2K Plan" is set forth in the Company's report on Form 10-Q for the quarter ended September 30, 1999.

         As of March 29, 2000, the Company has not experienced any material consequences relating to the Year 2000 issue. The Company's total Year 2000 costs were less than $700,000.

         The Company will continue to monitor its systems for Year 2000 compliance.

SAFE HARBOR STATEMENT

         The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance. The forward-looking statements and associated risks may include or relate to: (i) the Company's ability to improve cash flow by selling a greater percentage of whole loans and securitizing a smaller percentage of total originations, (ii) the Company's ability to originate loans with characteristics for which loan buyers will pay a higher premium, (iii) the ability of the Company to transition from a monoline, sub-prime mortgage company to a company which can offer customers a broader menu of financing products and services, (iv) the ability of the Company to become a leading provider of financial products and services over the Internet, (v) the ability of the Company's production units to improve the overall profitability of loan production by concentrating on higher-value loans and reducing low-margin production, (vi) the Company's plans to close unprofitable branches and the ability to be more selective in new branch openings, (vii) the Company's ability to maintain at least two active investment-banking relationships for securitizations and residual financing, (viii) the Company's ability to execute definitive agreements documenting U.S. Bancorp's additional capital commitment, and to satisfy the conditions to receiving the additional $10 million in subordinated debt, (ix) the Company's intention to focus on improving profitability by controlling costs, (x) the Company's ability to increase consumer marketing, expand Internet loan origination efforts and initiate a broader national marketing program to increase brand recognition, (xi) the Company's ability to continue to reduce the "all-in acquisition cost" per loan, (xii) the Company's intention to diversify its financing sources, (xiii) the Company's plan to diversify whole loan sale and securitization channels, (xiv) the Company's objective of reaching a cash-neutral operations, (xv) the Company's plan to improve communication of secondary marketing conditions to its production units, (xvi) the Company's ability to successfully implement and expand the various aspects of the U.S. Bancorp strategic alliance, (xvii) the Company's intention to continue to evaluate potential acquisitions and strategic alliances with mortgage originators, (xviii) the Company's ability to periodically modify its Underwriting Guidelines to reflect market conditions,
(xix) the adequacy of the write-down in the value of the residual securities from 1997-NC-1, NC-2 and NC-3, (xx) the intention that the Company will continue to execute NIM private placement transactions as part of its overall securitization strategy, (xxi) the intention that the Company may repurchase additional loans from its securitizations if necessary to avoid disruption of cash flow to the Company, (xxii) the Company's intention to mitigate interest rate risk through hedging, (xxiii) the belief that the Company's practices comply with applicable rules and regulations in all material respects, (xxiv) the belief that the Company's relations with its employees are satisfactory,
(xxv) the belief that the Company's litigation, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations, (xxvi) the accuracy of the Company's assumptions underlying valuation of its residual securities and their affect on the anticipated returns and future cash flow to the Company from its residual securities, (xxvii) the Company's ability to maintain adequate financing to fund its operations, (xxviii) the expectation that the Company will be able to implement its automated underwriting system on schedule, and
(xxix) the expectation that the Company's future Year 2000 expenditures will not be material to its business, results of operations or financial condition.

         The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from these in the forward-looking statements, including, without limitation, the following:
(i) the Company's access to funding sources and its ability to renew, replace or add to its existing credit facilities on terms comparable to the current terms; (ii) the condition of the secondary market for whole loans, (iii) the condition of the markets for mortgage-backed securities and the senior bonds issued in NIM transactions, (iii) an increase in the prepayment speed or default rate of the Company's borrowers; (iv) management's ability to manage the Company's past growth and planned expansion; (v) the effect of changes in interest rates; (vi) the effect of the competitive pressures from other sub-prime lenders or suppliers of credit in the Company's market; (vii) the negative impact of economic slowdowns or recessions; (ix) the ability of the Company to attract, retain and motivate qualified personnel, (x) the impact of new state or federal legislation restricting the activities of sub-prime lenders; and (xi) the ability of the Company's servicing operations to absorb the growing volume of loans being serviced by the Company. Results actually achieved may differ materially from expected results in these statements. Several of these risks are discussed in greater detail in the "Risk Factors" section of the preceding "Business" section. Any of the factors described alone or in the "Risk Factors" section could cause the Company's financial results, including its net income or growth in net income, to differ materially from prior results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

         The Company carries interest-sensitive assets on its balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, the Company is subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact the Company's net interest income, as well as the fair value of its residual interests in securitizations. The Company employs hedging strategies from time to time to manage the interest-rate risk inherent in its assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause the value of the Company's assets to decline, and result in losses when movements in interest rates cause the value of the Company's assets to increase.

         The following table illustrates the timing of the re-pricing of the Company's interest-sensitive assets and liabilities as of December 31, 1999. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of the Company's loans receivable held for sale will be sold in the first six months of 2000. In addition, the timing of re-pricing or maturity of the Company's residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" for further details).

                                       ZERO TO SIX    SIX MONTHS TO        1-2        3-4        5-6
             DESCRIPTION                  MONTHS         ONE YEAR         YEARS      YEARS      YEARS     THEREAFTER     TOTAL
-------------------------------------- ------------- ----------------- ----------- ---------- ---------- ------------- ----------
INTEREST-SENSITIVE ASSETS:
Cash and cash equivalents                     4,496              ----        ----       ----       ----          ----      4,496
Loans receivable held for sale, net         442,653              ----        ----       ----       ----          ----    442,653
Residual interests in
securitizations                               7,753             7,817     128,682    106,594     66,640        47,203    364,689
-------------------------------------- ------------- ----------------- ----------- ---------- ---------- ------------- ----------
TOTAL INTEREST-SENSITIVE ASSETS             454,902             7,817     128,682    106,594     66,640        47,203    811,838
-------------------------------------- ------------- ----------------- ----------- ---------- ---------- ------------- ----------

INTEREST-SENSITIVE LIABILITIES:
Warehouse and aggregation lines of
credit                                      428,726              ----        ----       ----       ----          ----    428,726
Residual financing payable                  177,493              ----        ----       ----       ----          ----    177,493
Subordinated debt                            20,000              ----        ----       ----       ----          ----     20,000
Note payable                                    958               835       1,026        232       ----          ----      3,051
-------------------------------------- ------------- ----------------- ----------- ---------- ---------- ------------- ----------
TOTAL INTEREST-SENSITIVE LIABILITIES        627,177               835       1,026        232       ----          ----    629,270
-------------------------------------- ------------- ----------------- ----------- ---------- ---------- ------------- ----------

EXCESS OF INTEREST-SENSITIVE ASSETS
OVER INTEREST-SENSITIVE LIABILITIES       (172,275)             6,982     127,656    106,362     66,640        47,203    182,568
-------------------------------------- ------------- ----------------- ----------- ---------- ---------- ------------- ----------

CUMULATIVE NET INTEREST-SENSITIVITY
GAP                                       (172,275)         (165,293)    (37,637)     68,725    135,365       182,568
====================================== ============= ================= =========== ========== ========== ============= ==========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information with respect to this item is set forth in "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers of the Company and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding the Company's directors will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Board of Directors and Committees of the Board" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999 under the captions "Executive Compensation," "Board of Directors and Committees of the Board," "Report of Compensation Committee," "Performance Graph," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999 under the caption "Security Ownership of Principal Stockholders and Management", and is incorporated herein by this reference as if set forth in full herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999 under the caption "Certain Relationships and Related Transactions", and is incorporated herein by this reference as if set forth in full herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1. Consolidated Financial Statements - See "Index to Consolidated Financial Statements"

                  2. Consolidated Financial Statement Schedule - See "Index to Consolidated Financial Statements"

                  3.       Exhibits - See "Exhibit Index"

         (b) The Company did not file any reports on form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW CENTURY FINANCIAL CORPORATION


                                       BY:      /s/BRAD A. MORRICE
                                           ----------------------------------
                                                Brad A. Morrice
                                                Vice Chairman and President

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

           Signature                                             Title                                           Date
---------------------------------  ------------------------------------------------------------------  -------------------------


      /s/ BRAD A. MORRICE          Vice Chairman, President and Director                                    March 30, 2000
---------------------------------
        Brad A. Morrice


     /s/ EDWARD F. GOTSCHALL        Vice Chairman, Chief Financial Officer and Director                     March 30, 2000
---------------------------------
      Edward F. Gotschall


        /s/ ROBERT K. COLE         Chairman of the Board and Chief Executive Officer and Director           March 30, 2000
---------------------------------
         Robert K. Cole


       /s/ STEVEN G. HOLDER        Vice Chairman, Chief Operating Officer and Director                      March 30, 2000
---------------------------------
        Steven G. Holder


       /s/ JOHN C. BENTLEY         Director                                                                 March 30, 2000
---------------------------------
        John C. Bentley


      /s/ FREDRIC J. FORSTER       Director                                                                 March 30, 2000
---------------------------------
       Fredric J. Forster


    /s/ FRANCIS J. PARTEL, JR.     Director                                                                 March 30, 2000
---------------------------------
      Frank J. Partel, Jr.


       /s/ MICHAEL M. SACHS        Director                                                                 March 30, 2000
---------------------------------
        Michael M. Sachs


     /s/ TERRENCE P. SANDVIK       Director                                                                 March 30, 2000
---------------------------------
      Terrence P. Sandvik

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                DESCRIPTION
    -------                -----------
      3.1   First Amended and Restated Certificate of Incorporation of the
            Company (1)

      3.2   Certificate of Designation for Series 1998A Convertible Preferred
            Stock (2)

      3.3   Certificate of Designation for Series 1999A Convertible Preferred
            Stock (3)

      3.4   First Amended and Restated Bylaws of the Company (1)

      4.1   Specimen Stock Certificate (1)

      4.2   Specimen Series 1998A Convertible Preferred Stock Certificate (4)

      4.3   Specimen Series 1999A Convertible Preferred Stock Certificate (3)

     10.1 Form of Indemnity Agreement between the Company and each of its executive officers and directors (1)

     10.2 1995 Stock Option Plan, as amended (incorporated by reference from the Company's Form S-8 Registration Statement (No. 333-84099) as filed with the Securities and Exchange Commission on July 29, 1999

     10.3   Founding Managers' Incentive Compensation Plan (1)

     10.4 Office Building Lease by and between Koll Center Irvine Number Two and New Century Financial Corporation dated April 11, 1997 (1)

     10.5 Registration Rights Agreement, dated May 30, 1997, by and between the Company and certain stockholders of the Company (1)

     10.6 Form of Equalization Option granted to two executive officers of the Company (1)

     10.7   New Century Financial Corporation Comerica Warrant to Purchase
            Common Stock issued to Comerica on May 30, 1997 (1)

     10.8   Second Amended and Restated Credit Agreement by and between the
            Company and First Bank National Association, dated July 31, 1997
            (incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1997)

     10.9 First Amendment to Second Amended and Restated Credit Agreement by and between New Century Mortgage Corporation and First Bank National
            Association, dated November 26, 1997 (5)

     10.10 Second Amendment to Second Amended and Restated Credit Agreement by and between New Century Mortgage Corporation and First Bank National
            Association, dated December 22, 1997 (5)

     10.11 Third Amendment to Second Amended and Restated Credit Agreement by and between New Century Mortgage Corporation and First Bank National
            Association, dated February 27, 1998 (5)

     10.12  Office Building Lease by and between AGBRI Cowan and New Century
            Financial Corporation dated November 6, 1997 (5)

     10.13  Employee Stock Purchase Plan, as amended

     10.14  Merger Agreement, dated as of December, 17, 1997, by and among New
            Century, NC Acquisition Corp., PWF, Kirk Redding and Paul Akers (6)

     10.15 First Amendment to Merger Agreement, dated January 12, 1998, by and among New Century, NC Acquisition Corp., PWF, Kirk Redding and Paul
            Akers (6)

     10.16  Master Lease Agreement by and between New Century Mortgage
            Corporation and General Electric Capital Corporation, dated as of
            October 24, 1997 (5)

                           EXHIBIT INDEX - (CONTINUED)

    EXHIBIT
     NUMBER                DESCRIPTION
    -------                -----------
     10.17  First Amendment to Founding Managers' Incentive Compensation Plan
            (7)

     10.18  Letter Agreement dated March 31, 1998 among Salomon Brothers Realty
            Corp., Salomon Brothers Inc. and New Century Mortgage Corporation
            (7)

     10.19 Fourth Amendment to Second Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated May 1,
            1998 (8)

     10.20  Third Amended and Restated Credit Agreement between the Company and
            U.S. Bank National Association dated May 29, 1998 (8)

     10.21 First Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated
            July 27, 1998 (9)

     10.22 Second Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated
            June 30, 1998 (9)

     10.23 Third Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated
            November 23, 1998 (4)

     10.24 Fourth Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated
            December 11, 1998 (4)

     10.25  Deferred Compensation Plan (incorporated by reference from the
            Company's Form S-8 Registration Statement (No. 333-68467) as filed with the Securities and Exchange Commission on December 7, 1998

     10.26 Preferred Stock Purchase Agreement, dated as of October 18, 1998, between the Company and U.S. Bancorp (2)

     10.27 Registration Rights Agreement, dated as of November 24, 1998, between the Company and U.S. Bancorp (2)

     10.28  Flow Purchase Agreement, dated as of November 24, 1998, between
            New Century Mortgage Corporation and U.S. Bank National
            Association, ND (2)

     10.29  Service Provider Agreement, dated as of November 24, 1998, between
            New Century Mortgage Corporation and U.S. Bank National Association,
            ND (2)

     10.30  Form of Founding Managers' Shareholder Agreement, dated November 24,
            1998 (4)

     10.31  Form of Founding Managers' Employment Agreement, dated January 1,
            1999 (4)

     10.32  Letter Agreement by and between NC Capital Corporation, New Century
            Mortgage Corporation and Salomon Brothers Realty Corp., dated
            December 11, 1998 (4)



                           EXHIBIT INDEX - (CONTINUED)
    EXHIBIT
     NUMBER                DESCRIPTION
    -------                -----------
     10.33  Non-qualified Stock Option Agreement dated May 17, 1999 between the
            Company and Francis J. Partel, Jr. (3)

     10.34  Non-qualified Stock Option Agreement dated May 17, 1999 between the
            Company and Terrence P. Sandvik (3)

     10.35  Fourth Amended and Restated Credit Agreement between the Company and
            U.S. Bank National Association dated May 26, 1999 (3)

     10.36  Master Loan and Security Agreement by and between NC Capital
            Corporation and Greenwich Capital Financial Products, Inc., dated
            June 23, 1999 (3)

     10.37  Residual Financial Facility Agreement by and between NC Capital
            Corporation and Greenwich Capital Financial Products, Inc., dated
            June 23, 1999 (3)

     10.38  Master Loan and Security Agreement by and among New Century Mortgage
            Corporation, NC Capital Corporation and Paine Webber Real Estate
            Securities, Inc., dated as of July 20, 1999 (3)

     10.39 Preferred Stock Purchase Agreement, dated as of July 26, 1999, between the Company and U.S. Bancorp (3)

     10.40  Amended and Restated Registration Rights Agreement, dated as of July
            26, 1999, between the Company and U.S. Bancorp (3)

     10.41 First Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated August
            31, 1999 (10)

     10.42  Letter Agreement by and between NC Capital Corporation, New Century
            Mortgage Corporation and Salomon Brothers Realty Corp., dated
            September 1, 1999 (10)

     10.43  Amendment to Master Loan and Security Agreement dated as of July 20,
            1999 by and among New Century Mortgage Corporation, NC Capital
            Corporation and Paine Webber Real Estate Securities, Inc., dated as of September 30, 1999 (10)

     10.44 Industrial Lease, dated October 11, 1999, between the Company and the Irvine Company (10)

     10.45 Second Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated
            October 15, 1999 (10)

     10.46 Amendment Number One to Master Loan and Security Agreement dated as of June 23, 1999 by and between NC Capital Corporation and Greenwich
            Capital Financial Products, Inc., dated as of October 23, 1999 (10)

     10.47  Third Amendment to Pledge and Security Agreement dated February 17,
            2000 between New Century Mortgage Corporation and U.S. Bank National
            Association

     10.48 Amendment to Letter Agreement dated as of September 1, 1999 by and between NC Capital Corporation, New Century Mortgage Corporation and
            Salomon Brothers Realty Corp., dated March 7, 2000

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

(2) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.

(3) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1999.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 on file with the Securities and Exchange Commission.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 on file with the Securities and Exchange Commission.

(6) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 26, 1998

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 1998

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1998

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1998

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999

                        NEW CENTURY FINANCIAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                  REFERENCE
                                                                                                                  ---------
Independent Auditors' Report..................................................................................       F-2
         Consolidated Balance Sheets as of December 31, 1999 and 1998.........................................       F-3
         Consolidated Statements of Earnings for the years ended December 31, 1999, 1998
            and 1997..........................................................................................       F-4
         Consolidated Statements of Changes in Stockholders' Equity for the years ended
            December 31, 1999, 1998 and 1997..................................................................       F-5
         Consolidated Statements of Cash Flows for the years ended December 31,
            1999, 1998 and 1997...............................................................................       F-6
         Notes to Consolidated Financial Statements for the years ended December 31, 1999 and
            1998..............................................................................................       F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
New Century Financial Corporation:

We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                     KPMG LLP

Orange County, California
February 2, 2000, except as to Notes 8
   and 22 to the consolidated financial
   statements, which are as of March 28, 2000.

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                 (Dollars in thousands, except per share amounts)

                                    ASSETS                                                1999                  1998
                                                                                   ----------------        --------------
Cash and cash equivalents                                                           $       4,496                30,875
Loans receivable held for sale, net (notes 2 and 7)                                       442,653               356,975
Residual interests in securitizations (notes 3 and 7)                                     364,689               205,395
Mortgage servicing asset (note 4)                                                          22,145                 8,665
Accrued interest receivable                                                                 1,538                 1,536
Office property and equipment (notes 6 and 9)                                               3,780                 3,644
Income taxes receivable (note 12)                                                             548                    --
Prepaid expenses and other assets (notes 5 and 10)                                         23,860                17,637
                                                                                   ----------------        --------------
                                                                                    $     863,709               624,727
                                                                                   ================        ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse and aggregation lines of credit (note 7)                                  $     428,726               345,843
Residual financing payable (note 7)                                                       177,493               122,298
Subordinated debt (note 8)                                                                 20,000                    --
Notes payable (note 9)                                                                      3,051                 3,985
Income taxes payable (note 12)                                                                 --                 1,690
Accounts payable and accrued liabilities (notes 11 and 14)                                 26,484                16,056
Deferred income taxes (note 12)                                                            34,992                20,242
                                                                                   ----------------        --------------
                                                                                          690,746               510,114
                                                                                   ----------------        --------------
Stockholders' equity (notes 14 and 15):
     Preferred stock, $.01 par value.  Authorized 7,500,000 shares:
        Series 1998 A convertible preferred stock - issued and
           outstanding 20,000 shares at December 31, 1999 and 1998                             --                    --
        Series 1999 A convertible preferred stock - 20,000 and zero shares issued and outstanding at December 31, 1999 and
           1998, respectively                                                                  --                    --
        Common stock, $.01 par value.  Authorized 45,000,000 shares;
           issued 14,694,984 and 14,517,242 shares and outstanding
           14,694,984 and 14,473,566 shares at December 31, 1999
           and 1998, respectively                                                             147                   145
     Additional paid-in capital                                                            85,625                65,241
     Retained earnings, restricted                                                         87,351                49,953
     Deferred compensation costs                                                             (160)                 (726)
                                                                                   ----------------        --------------
                 Total stockholders' equity                                               172,963               114,613

Commitments and contingencies (notes 11 and 13)
                                                                                   ----------------        --------------

                                                                                    $     863,709               624,727
                                                                                   ================        ==============

See accompanying notes to consolidated financial statements.

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                  Years ended December 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                                    1999                  1998                  1997
                                                           ----------------        --------------        --------------
Revenues:
     Gain on sales of loans (note 2)                       $        121,672               105,060                67,939
     Interest income (note 2)                                        61,457                47,655                25,071
     Servicing income (note 3)                                       50,813                23,692                 5,623
                                                           ----------------        --------------        --------------
                 Total revenues                                     233,942               176,407                98,633
                                                           ----------------        --------------        --------------
Expenses:
     Personnel                                                       54,634                41,345                24,840
     General and administrative (note 16)                            42,732                30,994                16,037
     Interest                                                        53,193                40,328                20,579
     Advertising and promotion                                       11,767                 8,681                 5,620
     Professional services                                            4,730                 2,751                   965
                                                           ----------------        --------------        --------------
                 Total expenses                                     167,056               124,099                68,041
                                                           ----------------        --------------        --------------
                 Earnings before income taxes                        66,886                52,308                30,592
Income taxes (note 12)                                               27,377                21,193                12,849
                                                           ----------------        --------------        --------------
                 Net earnings                              $         39,509                31,115                17,743
                                                           ================        ==============        ==============
Basic earnings per share (note 19)                         $           2.59                  2.19                  2.18
                                                           ================        ==============        ==============
Diluted earnings per share (note 19)                       $           2.11                  2.03                  1.40
                                                           ================        ==============        ==============

See accompanying notes to consolidated financial statements.

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                           SERIES A     SERIES B
                                             PREFERRED    PREFERRED    PREFERRED     COMMON      COMMON
                                               SHARES       STOCK        STOCK       SHARES      STOCK
                                            OUTSTANDING     AMOUNT       AMOUNT   OUTSTANDING    AMOUNT
                                            -----------   ---------    ---------  -----------   --------
Balance, December 31, 1996                      5,820      $   54           4          529      $     6
Proceeds from issuance of common stock             --          --          --        7,447           74
Conversion of preferred stock                  (5,820)        (54)         (4)       5,820           58
Issuance of warrants                               --          --          --           --           --
Issuance of restricted stock                       --          --          --          370            4
Unamortized deferred compensation                  --          --          --           --           --
Net earnings                                       --          --          --           --           --
                                            -----------   ---------    ---------  -----------   --------
Balance, December 31, 1997                         --          --          --       14,166          142
Proceeds from issuance of common stock             --          --          --          317            1
Issuance of common stock for acquisition
     of subsidiary                                 --          --          --           19            2
Proceeds from issuance of preferred stock          20          --          --           --           --
Cancellation of warrants                           --          --          --           --           --
Issuance of restricted stock                       --          --          --           16           --
Purchase of treasury stock                         --          --          --          (44)          --
Amortization of deferred compensation              --          --          --           --           --
Net earnings                                       --          --          --           --           --
Preferred stock dividends                          --          --          --           --           --
                                            -----------   ---------    ---------  -----------   --------
Balance, December 31, 1998                         20          --          --       14,474          145
Proceeds from issuance of common stock             --          --          --          271            3
Issuance of common stock for acquisition
     of subsidiary                                 --          --          --           10           --
Proceeds from issuance of preferred stock          20          --          --           --           --
Purchase of treasury stock                         --          --          --          (60)          (1)
Amortization of deferred compensation              --          --          --           --           --
Net earnings                                       --          --          --           --           --
Preferred stock dividends                          --          --          --           --           --
                                            -----------   ---------    ---------  -----------   --------
Balance, December 31, 1999                         40      $   --          --       14,695      $   147
                                            ===========   =========    =========  ===========   ========

                                            ADDITIONAL     RETAINED
                                             PAID-IN       EARNINGS      DEFERRED
                                             CAPITAL      RESTRICTED   COMPENSATION      TOTAL
                                            ----------    ----------   ------------     -------
Balance, December 31, 1996                      3,086         1,253            --         4,403
Proceeds from issuance of common stock         36,129            --            --        36,203
Conversion of preferred stock                      --            --            --            --
Issuance of warrants                            1,500            --            --         1,500
Issuance of restricted stock                    2,771            --            --         2,775
Unamortized deferred compensation                  --            --        (1,788)       (1,788)
Net earnings                                       --        17,743            --        17,743
                                            ----------    ----------   ------------     -------
Balance, December 31, 1997                     43,486        18,996        (1,788)       60,836
Proceeds from issuance of common stock            830            --            --           831
Issuance of common stock for acquisition
     of subsidiary                              1,998            --            --         2,000
Proceeds from issuance of preferred stock      20,000            --            --        20,000
Cancellation of warrants                         (825)           --            --          (825)
Issuance of restricted stock                      174            --            --           174
Purchase of treasury stock                       (422)           --            --          (422)
Amortization of deferred compensation              --            --         1,062         1,062
Net earnings                                       --        31,115            --        31,115
Preferred stock dividends                          --          (158)           --          (158)
                                            ----------    ----------   ------------     -------
Balance, December 31, 1998                     65,241        49,953          (726)      114,613
Proceeds from issuance of common stock          1,135            --            --         1,138
Issuance of common stock for acquisition
     of subsidiary                                108            --            --           108
Proceeds from issuance of preferred stock      20,000            --            --        20,000
Purchase of treasury stock                       (859)           --            --          (860)
Amortization of deferred compensation              --            --           566           566
Net earnings                                       --        39,509            --        39,509
Preferred stock dividends                          --        (2,111)           --        (2,111)
                                            ----------    ----------   ------------     -------
Balance, December 31, 1999                     85,625        87,351          (160)      172,963
                                            ==========    ==========   ============     =======

See accompanying notes to consolidated financial statements.

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                                              1999                  1998                  1997
                                                                         -------------        --------------         -------------
Cash flows from operating activities:
     Net earnings                                                      $       39,509                31,115                17,743
     Adjustments to reconcile net earnings to net cash used in
        operating activities:
           Depreciation and amortization                                        6,226                 3,900                 2,835
           Deferred income taxes                                               14,750                12,205                 7,909
           NIR gains                                                         (169,980)             (168,065)              (89,770)
           Initial deposits to over-collateralization accounts                (87,940)              (64,942)              (20,445)
           Deposits to over-collateralization accounts                        (43,288)              (31,284)              (11,376)
           Release of cash from over-collateralization accounts                36,475                27,658                10,597
           Non-cash servicing gains                                           (16,368)               (8,791)                   --
           Amortization of NIR                                                 11,282                15,935                 5,559
           Write down of NIR                                                   23,000                 5,900                 5,175
           General valuation provision for NIR                                     --                 7,500                 3,000
           Net proceeds from NIMS transactions                                 76,098                99,163                    --
           Provision for losses                                                 2,549                 6,400                 3,986
           Loans originated or acquired for sale                           (4,082,145)           (3,326,027)           (1,968,842)
           Loan sales, net                                                  3,984,597             3,198,221             1,740,800
           Principal payments on loans receivable held for sale                12,336                37,440                 9,526
           Increase in warehouse and aggregation lines of credit               82,883                90,480               199,704
           Net increase in other assets and liabilities                        (6,985)               (5,432)                5,439
                                                                         -------------        --------------         -------------
                 Net cash used in operating activities                       (117,001)              (68,624)              (78,160)
                                                                         -------------        --------------         -------------
Cash flows from investing activities:
     Purchase of office property and equipment, net of sales                   (2,131)               (1,603)               (3,706)
     Net assets acquired of subsidiary                                             --                (1,642)                   --
                                                                         -------------        --------------         -------------
                 Net cash used in investing activities                         (2,131)               (3,245)               (3,706)
                                                                         -------------        --------------         -------------
Cash flows from financing activities:
     Net proceeds from residual financing                                      55,195                68,871                53,427
     Net proceeds from issuance of subordinated debt                           20,000                    --                    --
     Net proceeds (payments of) from notes payable                               (934)                  763                 1,896
     Proceeds from issuance of stock                                           21,138                20,831                36,203
     Payment of dividends on convertible preferred stock                       (1,786)                   --                    --
     Repurchase of treasury stock                                                (860)                 (422)                   --
                                                                         -------------        --------------         -------------
                 Net cash provided by financing activities                     92,753                90,043                91,526
                                                                         -------------        --------------         -------------
                 Net increase (decrease) in cash and cash
                    equivalents                                               (26,379)               18,174                 9,660

Cash and cash equivalents at beginning of year                                 30,875                12,701                 3,041
                                                                         -------------        --------------         -------------
Cash and cash equivalents at end of year                               $        4,496                30,875                12,701
                                                                         =============        ==============         =============
Supplemental cash flow disclosure:
     Interest paid                                                     $       52,005                40,467                19,135
     Income taxes                                                              14,865                 9,087                 3,990
                                                                         =============        ==============         =============

Supplemental non-cash financing activities:
     Restricted stock issued to founding managers                      $           --                   174                 2,775
     Stock issued in connection with acquisition                                  108                 2,000                    --
     Warrants issued to Comerica                                                   --                    --                 1,500
     Conversion of preferred stock                                                 --                    --                    58
     Accrued dividends convertible preferred stock                                483                   158                    --
     Cancellation of warrants                                                      --                   825                    --
                                                                         =============        ==============         =============

See accompanying notes to consolidated financial statements.

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    ORGANIZATION

              New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly owned subsidiary, commenced operations in February 1996 and is a specialty finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single family residences. PWF Corporation (Primewest), a retail sub-prime originator, is a wholly owned subsidiary acquired in January 1998. NC Capital Corporation, a wholly owned subsidiary of New Century Mortgage Corporation, was formed in December 1998 to conduct the secondary marketing activities of the Company. Anyloan Financial Corporation, a 98.1% owned subsidiary of the Company, and its wholly owned subsidiary, Anyloan.com, were formed during 1999 to conduct the Company's web-based lending operations.

       (b)    PRINCIPLES OF CONSOLIDATION

              The accompanying consolidated financial statements include the financial statements of the Company's wholly owned subsidiaries, New Century Mortgage Corporation, Primewest Funding Corporation and 98.1% of the assets and liabilities of Anyloan Financial Corporation. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

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

                                     F-7                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

       (f)    HEDGING

              The Company uses various hedging strategies from time to time to provide protection against interest rate risk on its fixed-rate mortgage loans. These strategies include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company recognizes the gain or loss on hedge positions in the same period as the related asset hedged is sold. The Company had no open hedge positions or unrecognized gains or losses at December 31, 1999.

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

       (i)    GOODWILL

              Goodwill, recorded in connection with the January 1998 acquisition of Primewest, is being amortized over a seven-year period using the straight-line method. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting the operating income at an appropriate discount rate. Accumulated amortization was $1.1 million and $503,000 at December 31, 1999 and 1998, respectively.

                                     F-8                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

       (j)    FINANCIAL STATEMENT PRESENTATION

              The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities and net working capital as of December 31, 1999 as follows (dollars in thousands):

                       Current assets                       $     518,860
                       Current liabilities                        654,496
                                                               -------------

                       Net working capital                  $    (135,636)
                                                               =============

              Current assets include the portion of the residual interests in securitizations expected to be collected within one year, while current liabilities include the entire balance of residual financing.

       (k)    ERRORS AND OMISSIONS POLICY

              In connection with the Company's lending activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $4.5 million each at December 31, 1999.

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

                                     F-9                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

              The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 12% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS.

                                     F-10                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

              The Company receives periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The cash and collateral in the OC Account is restricted from use by the Company. Pursuant to certain servicing agreements, cash held in the OC Account may be used to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

              For NIMS transactions, the Company will receive cash flows once the holders of the senior bonds and certificates created in the NIMS transaction are fully repaid.

              The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an average annual default rate estimate of 0.55% to 1.25% for adjustable rate first trust deeds, and 0.40% to 0.80% annual default rate estimate for fixed rate first trust deeds and 0.75% to 1.30% for second trust deeds. The Company's default rate estimates result in average cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 2.06% to 3.57% for adjustable rate first trust deeds, 1.95% to 2.97% for fixed rate first trust deeds and 2.84% to 2.97% for second trust deeds. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 1.93 to 3.23 years for its adjustable mortgage loans and
              3.80 to 4.37 for its fixed rate mortgage loans.

                                     F-11                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

              Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company has historically established a general valuation allowance. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. The Company has also historically recorded write-downs in the carrying value of its residual interests as a result of actual prepayment loss experience. During the years ended December 31, 1999 and 1998, the Company recorded $28.5 million and $5.9 million, respectively, in write-downs of the carrying value of its residual interests. During the year ended December 31, 1998, the Company added $7.5 million to its general valuation allowance, and reduced its general valuation allowance by $5.5 million during the year ended December 31, 1999.

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

                                     F-12                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

              stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

       (p)    EARNINGS PER SHARE

              Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

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

       (s)    RECLASSIFICATION

              Certain amounts for prior periods have been reclassified to conform to the current year's presentation.

       (t)    SEGMENT REPORTING

              The Company, through the branch network of its subsidiary, New Century Mortgage Corporation, provides a broad range of mortgage products. While the Company's chief decision makers monitor the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a Companywide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

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

                                     F-13                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998


              exposure to variable cash flows of a forecasted transaction, or
              (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

              Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for the Company on January 1, 2001. Management has determined that application of this statement is not expected to have a material impact on the Company's financial condition or results of operations.

(2)    LOANS RECEIVABLE HELD FOR SALE

       A summary of loans receivable held for sale, at the lower of cost or market at December 31, 1999 and 1998 follows (dollars in thousands):

                                                                   1999               1998
                                                             ----------------    ---------------
                Mortgage loans receivable:
                    First trust deeds                      $       404,034            346,016
                    Second trust deeds                              37,769              9,859
                    Net deferred origination costs                     850              1,100
                                                             ----------------    ---------------

                                                           $       442,653            356,975
                                                             ================    ===============

       At December 31, 1999 and 1998, the Company had loans receivable held for sale of approximately $26.7 million and $16.8 million, respectively, on which the accrual of interest had been discontinued. If these loans receivable had been current throughout their terms, interest income would have increased by approximately $501,000 and $721,000 in the years ended December 31, 1999 and 1998, respectively.

       (a)    INTEREST INCOME

              The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

                                                                 1999              1998              1997
                                                            ---------------   --------------    --------------
             Interest on loans receivable held for sale
                                                         $       59,504            46,409            24,546
             Interest on cash and cash equivalents                1,953             1,246               525
                                                            ---------------   --------------    --------------

                                                         $       61,457            47,655            25,071
                                                            ===============   ==============    ==============


                                     F-14                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

       (b)    GAIN ON SALES OF LOANS

              Gain on sales of loans for the years ended December 31, 1999, 1998 and 1997 was comprised of the following components (dollars in thousands):

                                                                   1999                   1998                   1997
                                                            --------------------   -------------------    -------------------
             Gain from whole loan sale transactions      $            30,749                 58,001                 27,707
             Non-cash gain from securitizations (NIR
                 gains)                                              169,980                168,065                 89,770
             Non-cash gain from servicing asset                       16,368                  8,791                     --
             Cash gain (loss) from securitizations/NIM
                 transactions                                         (4,670)                (4,664)                 6,105
             Securitization expenses                                 (17,161)               (13,664)                (5,624)
             Accrued interest                                        (14,807)               (11,818)                (7,188)
             Write down of NIR                                       (23,000)                (5,900)                (5,175)
             General valuation allowance for NIR                          --                 (7,500)                (3,000)
             Provision for losses                                     (2,549)                (6,400)                (3,986)
             Nonrefundable fees                                       54,598                 47,933                 24,514
             Premiums, net                                           (22,355)               (58,816)               (24,739)
             Origination costs                                       (63,300)               (62,783)               (28,716)
             Hedging losses                                           (2,181)                (6,185)                (1,729)
                                                            --------------------   -------------------    -------------------

                                                         $           121,672                105,060                 67,939
                                                            ====================   ===================    ===================

       (c)    ORIGINATIONS AND PURCHASES

              During the year ended December 31, 1999, approximately 31.2% and 7.2% of the Company's total loan originations and purchases were in the states of California and Illinois, respectively. During the year ended December 31, 1998, approximately 32.4% and 8.6% of total loan originations and purchases were in the states of California and Illinois, respectively.

       (d)    SIGNIFICANT CUSTOMERS

              During the year ended December 31, 1998, the Company entered into a number of transactions with two customers which accounted for more than 10% of the Company's total loan sales. During 1998, the Company sold in whole loan sale transactions a total of approximately 30.5% and 11.8% of the loans sold to these two customers and recognized gross whole loan gains on sales of approximately 22.4% and 8.7%, respectively, of the total gross gains. During the year ended December 31, 1999, no investor accounted for more than 10% of total loans sold.

                                     F-15                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(3)    RESIDUAL INTEREST IN SECURITIZATIONS

       Residual interests in securitizations consist of the following components at December 31 (dollars in thousands):

                                                           1999                  1998
                                                    -------------------   --------------------
            Over-collateralization amount        $           184,545                89,792
            Net interest receivable (NIR)                    185,144               126,103
            General valuation allowance                       (5,000)              (10,500)
                                                    -------------------   --------------------

                                                 $           364,689               205,395
                                                    ===================   ====================

       The following table summarizes activity in the over-collateralization account at December 31, 1999 and 1998 (dollars in thousands):

                                                                  1999                  1998
                                                           -------------------   --------------------
            Balance, beginning of year                  $            89,792                21,224
            Initial deposits to OC accounts                          87,940                64,942
            Additional deposits to OC accounts                       43,288                31,284
            Release of cash from OC accounts                        (36,475)              (27,658)
                                                           -------------------   --------------------

                                                        $           184,545                89,792
                                                           ===================   ====================

       The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

                                                                  1999                   1998
                                                           --------------------   -------------------
            Balance, beginning of year                  $           126,103                 79,036
            NIR gains                                               169,980                168,065
            NIR amortization                                        (11,282)               (15,935)
            Sale of NIRs through NIMs                               (71,157)               (99,163)
            Writedown of NIR                                        (28,500)                (5,900)
                                                           --------------------   -------------------

                                                        $           185,144                126,103
                                                           ====================   ===================


                                     F-16                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

       The following table summarizes activity in the general valuation allowance at December 31 (dollars in thousands):

                                                               1999                   1998
                                                        --------------------   -------------------
            Balance, beginning of year               $            10,500                  3,000
            Provision                                                 --                  7,500
            Writedown of NIR                                      (5,500)                    --
                                                        --------------------   -------------------

                     Balance, end of year            $             5,000                 10,500
                                                        ====================   ===================

       In December 1998, the Company entered into an agreement to purchase a residual interest in securitization totaling $52.4 million. This residual interest originated from a securitization pool, including $250 million of loans sold in a whole loan sale transaction by the Company in December 1998. The Company sold this residual interest in a NIMS transaction during the year ended December 31, 1999.

       SERVICING INCOME

       The following table presents the components of servicing income for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                                     1999                   1998                  1997
                                                              -------------------    -------------------   --------------------
       Servicing fees collected                            $            26,017                  8,820                   427
       Amortization of mortgage servicing asset                         (2,888)                  (126)                   --
       Residual interest income                                         38,668                 30,555                10,597
       NIR amortization                                                (11,282)               (15,935)               (5,559)
       Prepayment penalties collected                                      298                    378                   158
                                                              -------------------    -------------------   --------------------

                                                           $            50,813                 23,692                 5,623
                                                              ===================    ===================   ====================

(4)    MORTGAGE SERVICING ASSET

       The following table summarizes activity in mortgage servicing asset for the years ended December 31 (dollars in thousands):

                                                      1999                   1998
                                               -------------------    -------------------
             Beginning balance              $             8,665                     --
             Additions                                   16,368                  8,791
             Amortization                                (2,888)                  (126)
                                               -------------------    -------------------

                                            $            22,145                  8,665
                                               ===================    ===================


                                     F-17                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(5)    GOODWILL

       On January 12, 1998, the Company acquired all of the outstanding stock of Primewest. The purchase price was $1.5 million in cash, and $2.0 million in the Company's common stock. There were no assets or liabilities acquired, therefore the entire purchase price, plus transaction costs of $142,000, was recorded as goodwill. During 1999, the Company paid $215,000 as goodwill based on the 1998 net earnings of Primewest. Goodwill is being amortized over seven years using the straight-line method.

       The following table summarizes activity in goodwill, included in prepaid expenses and other assets at December 31 (dollars in thousands):

                                                         1999                  1998
                                                  -------------------   --------------------
            Balance, beginning of year         $             3,139                    --
            Additions                                          215                 3,642
            Amortization                                      (558)                 (503)
                                                  -------------------   --------------------

                                               $             2,796                 3,139
                                                  ===================   ====================

(6)    OFFICE PROPERTY AND EQUIPMENT

       Office property and equipment consist of the following at December 31 (dollars in thousands):

                                                                        1999                   1998
                                                                 --------------------   -------------------
        Leasehold improvements                                $               812                    589
        Furniture and office equipment                                      1,623                  1,937
        Computer hardware and software                                      5,763                  4,150
                                                                 --------------------   -------------------

                                                                            8,198                  6,676
        Less accumulated depreciation and amortization                     (4,418)                (3,032)
                                                                 --------------------   -------------------

                                                              $             3,780                  3,644
                                                                 ====================   ===================



                                     F-18                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(7)    SHORT-TERM FINANCING

       Warehouse and aggregation lines of credit consist of the following at December 31 (dollars in thousands):

                                                                                          1999                   1998
                                                                                   --------------------   -------------------
       A $290 million line of credit expiring in May 2000 secured by loans receivable held for sale, bearing interest based on one month LIBOR
          (5.82% at December 31, 1999)                                           $          234,778                191,931

       A $603 million master repurchase agreement bearing interest based on one month LIBOR (5.82% at December 31, 1999). The agreement may be
          terminated by the lender after giving 28 days written notice                      164,326                153,912

       A $300 million loan and security agreement bearing interest based on one month LIBOR (5.82% at December 31, 1999), secured by loans receivable
          held for sale, expiring in June 2000                                               17,682                      --

       A $293 million loan and security agreement bearing interest based on one month LIBOR (5.82% at December 31, 1999), secured by loans receivable held for sale. This facility renews automatically for successive
          12-month periods starting in August 2000, but is
          uncommitted                                                                        11,940                      --
                                                                                   --------------------   -------------------

                                                                                 $          428,726                345,843
                                                                                   ====================   ===================

       Residual financing payable:

                                                                                          1999                   1998
                                                                                   --------------------   -------------------
        $160 million in residual financing lines renewable monthly, secured by residual interests in securitizations bearing interest based on
            one month LIBOR (5.82% at December 31, 1999)                         $          159,900                122,298

        $30 million in residual financing lines renewable monthly, secured by residual interests in securitizations, bearing interest based on one
            month LIBOR (5.82% at December 31, 1999)                                         11,285                      --

        $7 million in residual financing lines renewable monthly, secured by residual interests in securitizations, bearing interest based on one
            month LIBOR (5.82% at December 31, 1999)                                          6,308                      --
                                                                                   --------------------   -------------------

                                                                                 $          177,493                122,298
                                                                                   ====================   ===================

                                     F-19                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

       The weighted-average interest rate on the warehouse and aggregation lines of credit payable was 7.10% and 6.33% at December 31, 1999 and 1998, respectively. The weighted-average interest rate on residual financing payable was 7.44% and 6.46% at December 31, 1999 and 1998, respectively.

       The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity and available borrowing capacity of at least $10.0 million, debt to net worth ratios and maintenance of compliance with regulatory and investor requirements. At December 31, 1999, the Company was in compliance with these financial and other covenants.

       Advances under the residual financing lines are made at the sole discretion of the lender and are based on a percentage of the amount of loans securitized. These advances are repayable on demand by the lender and are subject to renewal on a monthly basis.

(8)    SUBORDINATED DEBT

       In October 1999, the Company entered into an agreement with US Bancorp to amend the warehouse line of credit agreement to include a subordinated debt component. The Company borrowed $20.0 million in subordinated debt in October 1999. Such debt bears interest at a rate of 12.0% per annum and matures in June 2000. Subsequent to year-end, the Company entered into a commitment to extend the maturity date of the subordinated debt to June 2002.

(9)    NOTES PAYABLE

       Notes payable consists of a revolving, uncommitted financing line of credit of $5.0 million, collateralized by office property and equipment and bears interest at revolving, uncommitted rates varying from 7.99% to 10.59%. The borrowings are payable in blended monthly payments of principal and interest and mature commencing from March 2000 to September 2002.

       The maturities of notes payable at December 31 for the years ended are as follows (dollars in thousands):

                    Due in 2000             $             1,793
                    Due in 2001                           1,026
                    Due in 2002                             232
                                               --------------------
                                            $             3,051
                                               ====================

(10)   LOAN SERVICING

       The Company's portfolio of mortgage loans serviced for others was comprised of approximately $5.5 billion and $3.4 billion at December 31, 1999 and 1998, respectively, the majority of which represents loans securitized by the Company. The Company commenced full servicing operations on its in-house platform in July 1998 and performs all servicing functions for its entire portfolio.

       At December 31, 1999 and 1998, 33.2% and 33.6%, respectively, of the servicing portfolio was collateralized by real estate properties located in California.

                                     F-20                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

       Fiduciary bank accounts are maintained on behalf of investors and for impounded collections. These bank accounts are not assets of the Company and are not reflected in the accompanying financial statements. These amounts are as follows at December 31, 1999 (dollars in thousands):

                 Impounded collections, taxes and
                     insurance                          $             9,398
                 Principal and interest collections                  92,617
                                                           -------------------

                                                        $           102,015
                                                           ===================

       As master servicer, the Company is required to make advances for delinquent payments and other servicing-related costs. At December 31, 1999 and 1998, such advances totaled $12.2 million and $1.6 million, respectively, and are included in prepaid expenses and other assets. Such advances are recovered from borrower payments and are senior to any distribution to investors. These advances are reviewed periodically for recoverability. Amounts deemed to be unrecoverable are written off and the expense is included in general and administrative expenses.

(11)   COMMITMENTS AND CONTINGENCIES

       (a)    RELATED PARTY

              The Company has entered into employment agreements with the four executive officers (the Founding Managers). The original term of each agreement continued in effect until December 31, 1998. In November 1998, the agreements were amended to extend until December 31, 2002. Then, in January 1999, the agreements were superseded by new employment agreements, also extending until December 31, 20002. Thereafter, the term of each agreement is extended automatically for successive one-year periods unless terminated. For 1997, the Founding Managers initially received a salary of $180,000. On May 30, 1997, the Board of Directors revised the Founding Managers' salary to $256,000 for 1997, plus a $500 per month automobile allowance. Effective January 1, 1998, the Board of Directors increased the Founding Managers' salary to $281,600 for 1998, plus a $500 per month auto allowance. Effective January 1, 1999, the Board of Directors increased the Founding Managers' salary to $333,000 for 1999, plus a $500 per month auto allowance.

              In December 1996, the Company adopted the Founding Managers' Incentive Compensation Plan (the FMIC Plan) and the Company has amended the terms thereof effective for 1997 and subsequent plan years. The Compensation Committee (the Committee) of the Board of Directors administered the FMIC Plan. The Committee had full discretion to construe and interpret the terms and provisions of the FMIC Plan and related agreements. In addition, the Committee had the authority to make all determinations under the FMIC Plan, and to prescribe, amend and rescind rules relating to its administration.

              Under the FMIC Plan, each of the Founding Managers was entitled to one quarter of amounts payable. Subject to the limitations described below, the amounts available for incentive awards (the Incentive Pool) for each fiscal year, commencing in 1997, was an amount equal to a percentage of the Company's earnings (Earnings) before income taxes and without deducting amounts payable under

                                     F-21                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

              the FMIC Plan. The specific percentage of Earnings that was used to determine the Incentive Pool was based on the ratio (the Ratio) of Earnings to Total Stockholders' Equity. If the Ratio was at least 25% but less than 50%, the Incentive Pool was an amount equal to 5% of Earnings in excess of 25% of Total Stockholders' Equity. If the Ratio was at least 50%, the Incentive Pool was an amount equal to the sum of (i) 5% of Earnings in excess of 25% of Total Stockholders' Equity plus (ii) 2% of Earnings in excess of 50% of Total Stockholders' Equity. Total Stockholders' Equity for purposes of this calculation was equal to the amount of stockholders' equity as of January 1 of each fiscal year adjusted on a pro-rata basis for any equity offerings completed during the fiscal year.

              Awards under the FMIC Plan were payable in either cash or restricted stock if agreed by the Committee and the respective Founding Manager. In the absence of such an agreement, incentive compensation to each Founding Manager would be paid in cash up to 200% of such base salary. If the Incentive Pool exceeded the cash portion of the incentive compensation and there is no agreement between the Committee and respective Founding Manager regarding the distribution of the excess, such excess would be paid to the respective Founding Manager in the form of restricted stock.

              In February 1999, the Board of Directors approved the 1999 Incentive Compensation Plan (the Incentive Compensation Plan), and simultaneously terminated the FMIC Plan. The Board designed the Incentive Compensation Plan so that the Founding Managers' bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company's stockholders approved the Incentive Compensation Plan in May 1999.

              The Founding Managers' January 1999 employment agreements provide for two awards for 1999 under the Incentive Compensation Plan: one for the Company's performance during the first six months of the year, and the second for the Company's performance for the entire year. The awards base the potential incentive compensation on the Ratio of the Company's Earnings to its Total Stockholders' Equity, using definitions virtually identical to those used in the FMIC Plan. For the January 1, 1999 to June 30, 1999 performance period, if the Ratio is at least 10% but less than 20%, each Founding Manager is entitled to 1.25% of Earnings in excess of 10% of Total Stockholders' Equity. If the Ratio is at least 20%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 10% of Total Stockholders' Equity, plus (ii) 0.50% of Earnings in excess of 20% of Total Stockholders' Equity. For the January 1, 1999 to December 31, 1999 performance period, if the Ratio is at least 20% but less than 40%, each Founding Manager is entitled to 1.25% of the Earnings in excess of 20% of Total Stockholders' Equity. If the Ratio is at least 40%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 20% of Total Stockholders' Equity, plus (ii) 0.50% of Earnings in excess of 40% of Total Stockholders' Equity. The amount of any incentive award paid for the 12-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 200% of the Founding Manager's current annual salary are paid in cash. Any amounts exceeding 200% of the base salary are paid in restricted stock, unless the Committee and Founding Manager agree otherwise.

              Included in personnel expense for the years ended December 31, 1999, 1998 and 1997, respectively, are $1.7 million related to the Incentive Compensation Plan and $2.4 million and $1.0 million related to the FMIC Plan.

                                     F-22                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

        (b)   OPERATING LEASES

              The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2004. Total rental expenditures under these leases were approximately $7.0 million, $6.1 million and $2.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company and its subsidiaries lease office property and equipment from various equipment leasing companies under operating lease agreements. Total lease commitments available under these facilities are $19.1 million, all of which was utilized as of December 31, 1999. These operating leases expire from April 2000 to October 2002. Total rental expenditures under these office property and equipment leases were approximately $5.9 million, $2.4 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.






                                     F-23                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

              Minimum rental commitments for these leases are as follows (dollars in thousands):

                          Years ending December 31:
                              2000                           $            11,130
                              2001                                         8,895
                              2002                                         5,285
                              2003                                         1,252
                              2004                                           204
                                                                -------------------

                                                             $            26,766
                                                                ===================

       (c)    LOAN COMMITMENTS

              Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers which are subject to change by the Company. Although the Company generally honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing any potential interest rate risk exposure. The Company had commitments to fund loans of approximately $602.1 million and $1.2 billion at December 31, 1999 and 1998, respectively.

              The Company had commitments to sell loans of $100 million and $300 million at December 31, 1999 and 1998, respectively, to an investment banker.

              As of December 31, 1999, the Company was committed to provide an investment banking firm with a first right of refusal to underwrite loans sold through securitization by the Company in an aggregate amount of $750.0 million, $611.7 million of which was fulfilled at December 31, 1999. The investment banking firm is obligated to provide an aggregation facility for the duration of this commitment.

       (d)    CONTINGENCIES

              The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company's loan sale agreements is adequately provided for in the allowance for losses.

                                     F-24                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

              The Company sold $221.2 million in loans in December 1997 and $96.2 million in loans in December 1996 under agreements to repurchase those loans which were delinquent at specific dates in March 1998 and January 1997, respectively. In accordance with these loan sale agreements, the Company repurchased loans with an outstanding principal balance of approximately $20.8 million and $3.5 million, respectively, for the years ended December 31, 1998 and 1997.

              At December 31, 1999 and 1998, included in accounts payable and accrued liabilities are approximately $3.7 million and $2.4 million, respectively, in allowances for losses related to possible off-balance sheet recourse and repurchase agreement provisions. The activity in the allowance related to possible off-balance sheet recourse and repurchase agreement provisions for the years ended December 31 is summarized as follows (dollars in thousands):

                                                                      1999                   1998
                                                               -------------------    -------------------
                   Balance, beginning of year               $             2,382                  1,597
                   Provision for losses                                   2,549                  6,400
                   Charge-offs, net                                      (1,266)                (5,615)
                                                               -------------------    -------------------
                   Balance, end of year                     $             3,665                  2,382
                                                               ===================    ===================

       (e)    LITIGATION

              The Company is a party to legal actions arising in the normal course of business. In the opinion of management, based in part on discussions with outside legal counsel, resolution of such matters will not have a material adverse effect on the Company.

(12)   INCOME TAXES

       Components of the Company's provision for income taxes for the years ended December 31, 1999 and 1998 and 1997 are as follows (dollars in thousands):

                                              1999                   1998                  1997
                                       -------------------    -------------------   --------------------
             Current:
                 Federal            $            10,418                  7,184                 3,739
                 State                            2,209                  1,804                 1,201
                                       -------------------    -------------------   --------------------
                                                 12,627                  8,988                 4,940
                                       -------------------    -------------------   --------------------
             Deferred:
                 Federal                         12,075                  9,512                 5,789
                 State                            2,675                  2,693                 2,120
                                       -------------------    -------------------   --------------------
                                                 14,750                 12,205                 7,909
                                       -------------------    -------------------   --------------------
                                    $            27,377                 21,193                12,849
                                       ===================    ===================   ====================



                                     F-25                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

       Actual income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31, 1999, 1998 and 1997 to earnings before income taxes as follows (dollars in thousands):

                                                                    1999                   1998                   1997
                                                             --------------------   --------------------   -------------------
       Computed "expected" income taxes                   $            23,410                 18,309                 10,707
       State tax, net of Federal benefit                                3,173                  2,923                  2,157
       Other                                                              794                    (39)                   (15)
                                                             --------------------   --------------------   -------------------

                                                          $            27,377                 21,193                 12,849
                                                             ====================   ====================   ===================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

                                                                               1999                   1998
                                                                        -------------------    -------------------
                 Deferred tax assets:
                     Allowance for loan losses                       $               824                  1,471
                     State taxes                                                   3,328                  1,838
                     Office property and equipment                                   523                    330
                     Other                                                           250                    196
                                                                        -------------------    -------------------

                                                                                   4,925                  3,835
                                                                        -------------------    -------------------
                 Deferred tax liabilities:
                     Non-cash gain from securitization                            36,968                 22,144
                     Deferred loan fees                                            2,922                  1,933
                     Other                                                            27                     --
                                                                        -------------------    -------------------

                                                                                  39,917                 24,077
                                                                        -------------------    -------------------

                            Net deferred income tax liability        $            34,992                 20,242
                                                                        ===================    ===================

       There was no valuation allowance for deferred tax assets at December 31, 1999 and 1998, respectively.

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

                                     F-26                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

       (3) future taxable income generated by future operations and (4) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

       Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 1999 and 1998.

(13)   EMPLOYEE BENEFIT PLANS

       On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. The Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company will match 25% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the Plan by the Company for the years ended December 31, 1999, 1998 and 1997 were $538,000, $407,000 and $194,000, respectively.

       In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the Plan) for the benefit of eligible employees. This plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. Plan periods are six months, with the exception of the first plan period, which was October 13, 1997 to December 31, 1997. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 88,524 shares of common stock under this plan.

       In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. The plan allows eligible employees to defer payment of a portion of their salary to future years. The Company does not contribute to the plan.

(14)   STOCKHOLDERS' EQUITY

       (a)    CONVERTIBLE PREFERRED STOCK

              On November 22, 1995, the Company issued 5,000,000 shares of Series A preferred stock. In December 1995, the Company issued an additional 500,000 shares of Series A preferred stock. The Company received $2.75 million from the issuances. The holders of the Series A preferred stock were entitled to convert each share of Series A preferred stock into one share of common stock. Upon liquidation, the Series A preferred stock was entitled to receive, in preference to any payment on Series B preferred stock and common stock, an amount equal to $0.50 per share and a 12% annual return.

                                     F-27                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

              On November 22, 1995, the Company issued 320,000 shares of Series B preferred stock. The Company received $160,000 from this issue. The holders of the Series B preferred stock were entitled to convert each share of Series B preferred stock into one share of common stock. Upon liquidation, after the payments to Series A preferred stock as described above, Series B preferred stock was entitled to receive, in preference to any payment on common stock, an amount equal to $0.50 per share and a 6% annual return.

              In May 1997, all shares of Series A and B preferred stock were converted to common stock.

              In June 1997, after the Company completed its Initial Public Offering, the Company increased its authorized preferred stock to 7,500,000 shares.

              In November 1998, the Company issued 20,000 shares of Series
              1998 A Convertible Preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series
              1998 A preferred stock are entitled to convert each share of Series 1998 A preferred stock into 136.24 shares of common stock. The Series 1998 A preferred stock earns a dividend at a rate of 7.5% per annum, payable quarterly. In July 1999, the Company issued 20,000 shares of Series 1999 A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1999 A preferred stock are entitled to convert each share of Series 1999 A preferred stock into 46.795 shares of common stock. The Series 1999 A preferred stock earns a dividend at a rate of 7.0% per annum, payable quarterly. At December 31, 1999 and 1998, accrued dividends of $483,000 and $158,000, respectively, are included in accounts payable and accrued liabilities. Upon liquidation, the holders of Series
              1998 A and 1999 A preferred stock are entitled to receive, in preference to any payment on common stock, an amount equal to $1,000 per share and any accumulated unpaid dividends.

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

              In May 1997, the Company issued to Comerica Incorporated (Comerica) 545,000 shares of common stock for $4,087,500.

              In May 1997, pursuant to certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of the four Founding Managers. The Company recorded $2.8 million in deferred compensation expense and additional paid in capital at the grant date. The deferred compensation expense is being amortized over the vesting period of the restricted stock, which is in equal installments in May 1998, 1999 and 2000. Included in personnel expenses for the year ended December 31, 1999 and 1998 are $566,000 and $1,286,000, respectively, related to the amortization of deferred compensation.

                                     F-28                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

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

              In April 1998, the Company issued 16,204 shares of restricted stock to two of its Founding Managers in partial payment of its 1997 bonus obligation under the Founding Managers' Incentive Compensation Plan.

              In May 1998, the Company received 43,676 shares of common stock from its Founding Managers as payment of the Company's withholding obligations upon vesting of the first installment of the May 1997 Founding Managers' Restricted Stock Awards. The fair market value of the stock at the time it was paid to the Company was $422,000. These shares were held as Treasury stock as of December 31, 1998 and the Treasury shares were cancelled in August 1999.

              In March 1999, the Company issued 9,872 shares of common stock in connection with its obligations under the Primewest acquisition agreement.

              In May 1999, the Company received 59,756 shares of common stock from its Founding Managers as payment of the Company's withholding obligations upon vesting of the second installment of the May 1997 Founding Managers' Restricted Stock Awards and the first installment of the April 1998 Restricted Stock Award. The fair market value of the stock at the time it was paid to the Company was $860,000. These shares were cancelled in August 1999.

              In August 1999, the Company issued 42,377 shares of common stock upon the exercise of 100,000 warrants held by Comerica.

       (c)    WARRANTS

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

              In May 1997, the Company issued to Comerica warrants to purchase 100,000 shares of common stock at $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica with respect to servicing the Company's loans. During 1998, Comerica forfeited the right to receive an additional 183,333 warrants due to non-completion of certain services. The warrants granted are exercisable

                                     F-29                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

              over five years, and vest in equal installments on December 31, 1997, 1998 and 1999. The Company believes that the warrant prices approximated fair market value of the Company's stock at the date of grant. In accordance with FASB No. 123, $675,000 has been determined to be the value of the stock warrants issued on the measurement date. As of December 31, 1999, the value of the warrants had been amortized as general and administrative expenses. As of December 31, 1999, 50,000 warrants remain outstanding.

(15)   STOCK OPTIONS

       In 1995, the Company adopted and received stockholders' approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 3.0 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to September 2004. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 120,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 7,500 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date,
       (iii) 10,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 30,000 granted to two non-employee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. All stock options are granted with an exercise price not less than the stock's fair market value at the date of grant.

       At December 31, 1999, there were 565,705 shares available for grant under the Plan. Of the options outstanding at December 31, 1999 and 1998, 1,166,500 and 919,344, respectively, were exercisable with weighted-average exercise prices of $8.23 and $7.52, respectively. The per share weighted-average fair value of stock options granted during the year ended December 31, 1999 and 1998 was $7.68 and $5.07, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    1999                  1998
                                               -----------------   --------------------
                Expected life (years)                 4.5                   4.5
                Risk-free interest rate               7.0%                  6.0%
                Volatility                           55.0%                 55.0%
                Expected dividend yield               --                     --
                                               =================   ====================

                                     F-30                           (Continued)
b

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

                                                              1999                   1998                   1997
                                                       --------------------   --------------------   -------------------
           Net earnings:
               As reported                          $           39,509                 31,115                 17,743
               Pro forma                                        38,135                 30,018                 16,108
                                                       ====================   ====================   ===================

           Basic earnings per share:
               As reported                          $           2.59                   2.19                   2.18
               Pro forma                                        2.50                   2.11                   1.98
                                                       ====================   ====================   ===================

           Diluted earnings per share:
               As reported                          $           2.11                   2.03                   1.40
               Pro forma                                        2.04                   1.96                   1.27
                                                       ====================   ====================   ===================

       Stock options activity during the years ended December 31, 1999 and 1998 and 1997 is as follows:

                                                                                              WEIGHTED-AVERAGE
                                                                       NUMBER OF SHARES        EXERCISE PRICE
                                                                      --------------------   --------------------
                             Balance at December 31, 1996                      664,600       $        1.77

                    Granted                                                  1,399,120                9.41
                    Exercised                                                  (41,100)               1.02
                    Canceled                                                   (84,550)               3.00
                                                                      --------------------   --------------------

                             Balance at December 31, 1997                    1,938,070                7.25

                    Granted                                                    510,900                9.88
                    Exercised                                                 (108,150)               1.18
                    Canceled                                                  (273,700)               7.49
                                                                      --------------------   --------------------

                             Balance at December 31, 1998                    2,067,120                8.19

                    Granted                                                    448,000               14.54
                    Exercised                                                 (179,165)               4.63
                    Canceled                                                   (62,575)              11.92
                                                                      --------------------   --------------------

                             Balance at December 31, 1999                    2,273,380       $        9.62
                                                                      ====================   ====================

                                     F-31                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

       At December 31, 1999, the range of exercise prices, the number outstanding, weighted-average remaining term and weighted-average exercise price of options outstanding and the number exercisable and weighted-average price of options currently exercisable are as follows:

              RANGE OF                                                WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
              EXERCISE             NUMBER          WEIGHTED-AVERAGE       EXERCISE             NUMBER              EXERCISE
               PRICES            OUTSTANDING       REMAINING TERM          PRICE             EXERCISABLE            PRICE
           ----------------   ------------------   ----------------   ----------------    -----------------    ----------------
       $      0.50-0.50                52,050               6.23      $        0.50               13,650       $        0.50
              1.75-1.75                61,954               6.67               1.75                9,454                1.75
              3.50-3.50               142,300               6.92               3.50              127,100                3.50
              7.50-7.50               655,429               7.33               7.50              591,889                7.50
              8.38-8.38                90,000               8.67               8.38               23,700                8.38
              9.00-9.00                10,700               8.83               9.00                4,517                9.00
              9.50-9.53                97,150               8.41               9.52               33,050                9.52
             10.00-10.75              200,259               8.35              10.19               55,734               10.17
             11.00-11.75              483,538               7.50              11.06              263,331               11.01
             12.00-12.75              255,700               9.09              12.43                8,900               12.50
             15.00-15.00               10,000               8.58              15.00               10,000               15.00
             16.25-16.25                7,500               9.67              16.25                   --               --
             17.00-17.00               51,300               7.67              17.00               25,175               17.00
             18.25-18.25              155,500               9.58              18.25                   --               --
           ================   ==================   ================   ================    =================    ================

(16)   GENERAL AND ADMINISTRATIVE EXPENSES

       A summary of general and administrative expenses for the year ended December 31, 1999 and 1998 and 1997 follows (dollars in thousands):

                                                                    1999                   1998                   1997
                                                             --------------------   --------------------   -------------------
       Other administrative expenses                      $             6,346                  3,469                  2,415
       Occupancy                                                        8,488                  7,596                  3,233
       Depreciation and amortization                                    2,778                  2,550                  1,848
       Telephone                                                        4,575                  3,467                  1,577
       Postage and courier                                              3,633                  2,892                  1,443
       Travel, entertainment and conferences                            3,454                  3,246                  1,503
       Servicing                                                        2,896                  1,840                  1,536
       Equipment rental                                                 7,074                  4,207                  1,371
       Data processing                                                  1,477                     54                     37
       Office supplies                                                  2,011                  1,673                  1,074
                                                             --------------------   --------------------   -------------------

                                                          $            42,732                 30,994                 16,037
                                                             ====================   ====================   ===================

                                     F-32                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows (dollars in thousands):

                                                                                1999
                                                              ------------------------------------------
                                                                   CARRYING                FAIR
                                                                    VALUE                  VALUE
                                                              -------------------   --------------------
             Financial assets:
                 Cash and cash equivalents                 $             4,496                 4,496
                 Loans receivable held for sale, net                   442,653               444,599
                 Residual interests in securitizations                 364,689               364,689

             Financial liabilities:
                 Warehouse and aggregation lines of
                   credit                                              428,726               428,726
                 Residual financing payable                            177,493               177,493
                 Subordinated debt                                      20,000                20,000
                 Notes payable                                           3,051                 3,051
                                                              ===================   ====================

                                                                                1998
                                                              ------------------------------------------
                                                                   CARRYING                 FAIR
                                                                    VALUE                  VALUE
                                                              -------------------    -------------------
             Financial assets:
                 Cash and cash equivalents                 $            30,875                 30,875
                 Loans receivable held for sale, net                   356,975                367,836
                 Residual interests in securitizations                 205,395                205,395
                 Interest only securities                                5,027                  5,027

             Financial liabilities:
                 Warehouse and aggregation lines of
                   credit                                              345,843                345,843
                 Residual financing payable                            122,298                122,298
                 Notes payable                                           3,985                  3,985

             Off-balance sheet items:
                 Commitment to purchase residual
                   interests                                                --                     --
                                                              ===================    ===================

                                     F-33                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

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

       Subordinated debt: The fair value of subordinated debt is estimated to approximate carrying value as the subordinated debt is short-term and bears interest at a rate that approximates current market rate for similar borrowings.

       Notes payable: The fair value of notes payable is determined by discounting expected cash payments at the current market interest rate over the term of the notes payable.

       Interest only securities: The fair value of interest only securities is determined by calculating the net present value of estimated future cash flows using a discount note commensurate with the risks involved.



                                     F-34                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(18)   CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

       The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial
       Corporation:

                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                                                                  DECEMBER 31
                                                                                   ------------------------------------------
                                       ASSETS                                             1999                   1998
                                                                                   --------------------   -------------------
      Cash and cash equivalents                                                 $             1,328                    567
      Investment in and receivable from subsidiaries                                        172,196                112,312
      Other assets                                                                              411                  2,137
                                                                                   --------------------   -------------------

                                                                                $           173,935                115,016
                                                                                   ====================   ===================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

      Other liabilities                                                         $               972                    403
      Stockholders' equity                                                                  172,963                114,613
                                                                                   --------------------   -------------------

                                                                                $           173,935                115,016
                                                                                   ====================   ===================

                        Condensed Statements of Earnings
                             (Dollars in thousands)

                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
      Interest income                                    $             3,187                     44                    230
      Equity in undistributed earnings of subsidiaries                39,206                 32,940                 18,991
                                                            --------------------   --------------------   -------------------

                                                                      42,393                 32,984                 19,221
                                                            --------------------   --------------------   -------------------

      Personnel                                                        1,602                  1,979                  1,149
      General and administrative                                         571                    236                  1,106
      Professional services                                              479                    289                    126
                                                            --------------------   --------------------   -------------------

                                                                       2,652                  2,504                  2,381
                                                            --------------------   --------------------   -------------------

      Earnings before income taxes (benefit)                          39,741                 30,480                 16,840

      Income taxes (benefit)                                             232                   (635)                  (903)
                                                            --------------------   --------------------   -------------------

      Net earnings                                       $            39,509                 31,115                 17,743
                                                            ====================   ====================   ===================

                                     F-35                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

                       Condensed Statements of Cash Flows
                             (Dollars in thousands)

                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
      Cash flows from operating activities:
          Net earnings                                   $            39,509                 31,115                 17,743
          Adjustments to reconcile net earnings to net
            cash provided by (used in) operating
            activities:
              Depreciation and amortization                              668                  1,035                  1,797
              Decrease (increase) in other assets                      1,624                 (1,027)                  (908)
              Increase in other liabilities                              244                    186                     49
              Equity in undistributed earnings of
                subsidiaries                                         (39,206)               (32,940)               (18,991)
                                                            --------------------   --------------------   -------------------

                      Net cash provided by (used in)
                        operating activities                           2,839                 (1,631)                  (310)
                                                            --------------------   --------------------   -------------------

      Cash flows from investing activity - increase in               (20,570)               (18,211)               (35,897)
          investment in and receivables from subsidiary     --------------------   --------------------   -------------------

      Cash flows from financing activities:
          Net proceeds from issuance of stock                         21,138                 20,831                 36,203
          Repurchase of treasury stock                                  (860)                  (422)                    --
          Dividends paid on preferred stock                           (1,786)                    --                     --
                                                            --------------------   --------------------   -------------------

                      Net cash provided by financing
                        activities                                    18,492                 20,409                 36,203
                                                            --------------------   --------------------   -------------------

                      Net increase (decrease) in cash
                        and cash equivalents                             761                    567                     (4)

      Cash and cash equivalents, beginning of period                     567                     --                      4
                                                            --------------------   --------------------   -------------------

      Cash and cash equivalents, end of period           $             1,328                    567                     --
                                                            ====================   ====================   ===================

                                     F-36                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(19)   EARNINGS PER SHARE

       The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

                                                                   1999                   1998                   1997
                                                            --------------------   --------------------   -------------------
      Numerator:
          Net earnings                                    $            39,509                 31,115                 17,743
          Less: preferred stock dividends                               2,111                    158                     --
                                                            --------------------   --------------------   -------------------

          Income available to common stockholders         $            37,398                 30,957                 17,743
                                                            ====================   ====================   ===================

      Denominator:
          Denominator for basic earnings per share -
            weighted-average common shares outstanding            14,414,565             14,165,307              8,139,052

      Effect of dilutive securities:
          Convertible preferred stock                              3,132,490                283,678              2,375,834
          Restricted stock award                                     180,954                258,397                197,926
          Warrants                                                    29,569                 22,879              1,226,463
          Stock options                                              941,326                591,332                766,459
                                                            --------------------   --------------------   -------------------

      Denominator for diluted earnings per share                  18,698,904             15,321,593             12,705,734
                                                            ====================   ====================   ===================

      Basic earnings per share                           $           2.59                   2.19                   2.18
                                                            ====================   ====================   ===================

      Diluted earnings per share                         $           2.11                   2.03                   1.40
                                                            ====================   ====================   ===================

       For 1999, 1998, and 1997, 224,300, 798,850 and 138,500 stock options, respectively and 50,000 warrants for 1998, whose exercise price exceeded the average market price of the common shares are excluded from calculation of dilutive number of shares.



                                     F-37                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(20)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       Selected quarterly financial data are presented below by quarter for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share amounts):

                                             DECEMBER 31,           SEPTEMBER 30,          JUNE 30,              MARCH 31,
                                                1999                    1999                 1999                   1999
                                         -------------------   ---------------------   ------------------   ------------------
Gain on sale of loans                 $            26,782                 35,275                30,187               29,428
Interest income                                    16,469                 16,014                13,656               15,318
Servicing income                                   17,486                 11,747                12,115                9,465
                                         -------------------   ---------------------   ------------------   ------------------

         Total revenues                            60,737                 63,036                55,958               54,211

Operating expenses                                 49,365                 42,748                37,357               37,586
                                         -------------------   ---------------------   ------------------   ------------------
         Earnings before income
           taxes                                   11,372                 20,288                18,601               16,625
Income taxes                                        4,482                  8,360                 7,722                6,813
                                         -------------------   ---------------------   ------------------   ------------------

         Net earnings                 $             6,890                 11,928                10,879                9,812
                                         ===================   =====================   ==================   ==================

Basic earnings per share              $           0.42                  0.78                    0.73                 0.66
                                         ===================   =====================   ==================   ==================

Diluted earnings per share            $           0.36                  0.62                    0.60                 0.55
                                         ===================   =====================   ==================   ==================

                                             DECEMBER 31,           SEPTEMBER 30,          JUNE 30,              MARCH 31,
                                                1998                    1998                 1998                   1998
                                         -------------------   ---------------------   ------------------   ------------------
Gain on sale of loans                 $            22,403                30,557                  27,781               24,319
Interest income                                    13,124                11,152                  13,186               10,193
Servicing income                                    8,624                 6,593                   4,539                3,936
                                         -------------------   ---------------------   ------------------   ------------------

         Total revenues                            44,151                48,302                  45,506               38,448

Operating expenses                                 30,617                33,368                  32,495               27,619
                                         -------------------   ---------------------   ------------------   ------------------
         Earnings before income
           taxes                                   13,534                14,934                  13,011               10,829
Income taxes                                        4,752                 6,326                   5,519                4,596
                                         -------------------   ---------------------   ------------------   ------------------

         Net earnings                 $             8,782                 8,608                   7,492                6,233
                                         ===================   =====================   ==================   ==================

Basic earnings per share              $           0.61                  0.61                    0.53                 0.45
                                         ===================   =====================   ==================   ==================

Diluted earnings per share            $           0.55                  0.57                    0.50                 0.42
                                         ===================   =====================   ==================   ==================

                                     F-38                           (Continued)

                        NEW CENTURY FINANCIAL CORPORATION
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(21)   LIQUIDITY

       The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on its warehouse and aggregation lines of credit and its residual financing facility in order to finance its continued operations. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source. The Company's strategies for mitigating the effects of a loss of financing would most likely include (i) reducing production levels, (ii) shifting its secondary marketing strategy to rely more heavily on whole loan sales,
       (iii) accelerating the disposal of its loan inventory and (iv) attempting to find interim financing from alternative sources.


(22)   SUBSEQUENT EVENT

       On March 28, 2000 the Company and U.S. Bank entered into a commitment letter in which U.S. Bank agreed to (i) extend the maturity date of its subordinated debt to June 1, 2002, and (ii) provide an additional $10 million in subordinated debt financing during 2000. In exchange, the Company agreed to (i) amend the conversion rate of the Series 1999A Convertible Preferred Stock from 46.80 to 69.98 and (ii) grant U.S.
       Bank up to 725,000 warrants at an exercise price equal to the market value of the Company's Common Stock on the grant date. Approximately
       70% of the warrants vest immediately. Of the remainder, a portion vest in quarterly increments if the Company has not prepaid the subordinated debt and a portion are granted concurrently with funding of the additional $10 million in subordinated debt.

       U.S. Bank's commitment to fund the additional subordinated debt is subject the Company achieving certain operating milestones. In addition, the entire transaction is subject to execution of definitive agreements satisfactory to U.S. Bank, as well as the receipt of consents from the other lenders party to the Company's warehouse credit agreement.