Form 10-K/A
period 1999-12-31
NEW CENTURY FINANCIAL CORP
filed 2000-03-31
CIK 1036075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on March 30, 2000 on its behalf by the undersigned, thereunto duly authorized.

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

     10.13  Employee Stock Purchase Plan, as amended (11)

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

     10.47  Third Amendment to Pledge and Security Agreement dated February 17,
            2000 between New Century Mortgage Corporation and U.S. Bank National
            Association (11)

     10.48 Amendment to Letter Agreement dated as of September 1, 1999 by and between NC Capital Corporation, New Century Mortgage Corporation and
            Salomon Brothers Realty Corp., dated March 7, 2000 (11)

     21.1   List of Subsidiaries (11)

     23.1   Consent of KPMG LLP

     27.1   Financial Data Schedule (11)

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

(6) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 26, 1998

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 1998

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1998

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1998

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999

(11) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on file with the Securities and Exchange Commission