Form 10-Q
period 2000-03-31
NEW CENTURY FINANCIAL CORP
filed 2000-05-15
CIK 1036075

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |X| NO |_|

As of April 30, 2000, 14,765,814 shares of common stock of New Century Financial Corporation were outstanding.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

      Item 1.   Financial Statements                                           4

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 14

      Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                   22

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings                                             23

     Item 2.    Changes in Securities and Use of Proceeds                     23

     Item 3.    Defaults Upon Senior Securities                               23

     Item 4.    Submission of Matters to a Vote of
                Security Holders                                              23

     Item 5.    Other Information                                             23

     Item 6.    Exhibits and Reports on Form 8-K                              23

SIGNATURES                                                                    24

EXHIBIT INDEX                                                                 25

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include the anticipated mix of whole loan sales and securitizations for the remainder of 2000, the expectations regarding the condition of the whole loan and securitization markets for the remainder of 2000, the assumptions used by the Company to value its residual interests from securitizations and excess cash flow private placements, the expectation that the Company may begin using its Paine Webber credit facility for some of the Company's "wet" fundings, the belief that the Company's current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, and the belief that any liability with respect to its legal actions, individually or in the aggregate, will not have a material adverse effect on the Company. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, the Company's ability to access funding and capital sources during a period of tight liquidity in the Company's industry, the Company's limited operating history, the Company's ability to sustain and manage its rate of growth, the impact of competition in the subprime mortgage banking industry, the potential for legislative or regulatory changes affecting the Company's business, and other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its other filings with the Securities and Exchange Commission.

                          Item 1. Financial Statements

               New Century Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                   (Dollars in thousands)
                                                                  March 31,   December 31,
                                                                    2000           1999
                                                                 ------------------------
ASSETS:
Cash and cash equivalents ....................................   $  14,184      $   4,496
Loans receivable held for sale, net (notes 2 and 5) ..........     470,858        442,653
Residual interests in securitizations (note 3) ...............     401,781        364,689
Mortgage servicing assets (note 4) ...........................      22,802         22,145
Accrued interest receivable ..................................       1,889          1,538
Income taxes receivable ......................................          --            548
Office property and equipment ................................       3,565          3,780
Prepaid expenses and other assets ............................      30,822         23,860
                                                                 ------------------------

TOTAL ASSETS .................................................   $ 945,901      $ 863,709
                                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 5) ...........   $ 463,757      $ 428,726
Residual financing ...........................................     207,797        177,493
Subordinated debt ............................................      30,000         20,000
Notes payable ................................................       2,582          3,051
Income taxes payable .........................................       4,781             --
Accounts payable and accrued liabilities .....................      22,044         26,484
Deferred income taxes ........................................      34,992         34,992
                                                                 ------------------------
        Total liabilities ....................................     765,953        690,746

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares;
    40,000 shares issued and outstanding .....................          --             --
Common stock, $.01 par value.  Authorized 45,000,000 shares;
    issued and outstanding 14,737,912 shares at March 31, 2000
    and 14,694,984 shares at December 31, 1999 ...............         147            147
Additional paid-in capital ...................................      85,972         85,625
Retained earnings, restricted ................................      93,899         87,351
                                                                 ------------------------
                                                                   180,018        173,123
Deferred compensation costs ..................................         (70)          (160)
                                                                 ------------------------
        Total stockholders' equity ...........................     179,948        172,963
                                                                 ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................   $ 945,901      $ 863,709
                                                                 ========================

See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000             1999
                                                    ----------------------------
Revenues:
  Gain on sale of loans ...........................   $ 22,810         $ 29,428
  Interest income .................................     18,441           15,318
  Servicing income ................................     19,133            9,465
                                                      -------------------------
    Total revenues ................................     60,384           54,211
                                                      -------------------------

Expenses:
  Personnel .......................................     13,245           12,191
  Interest ........................................     18,086           12,416
  General and administrative ......................     11,488            9,474
  Advertising and promotion .......................      3,464            2,385
  Professional services ...........................      1,384            1,120
                                                      -------------------------
    Total expenses ................................     47,667           37,586
                                                      -------------------------

Earnings before income taxes ......................     12,717           16,625

Income taxes ......................................      5,444            6,813
                                                      -------------------------

Net earnings ......................................   $  7,273         $  9,812
                                                      =========================

Basic earnings per share (note 6) .................   $   0.45         $   0.66
                                                      =========================

Diluted earnings per share (note 6) ...............   $   0.38         $   0.55
                                                      =========================

See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               (In thousands)
                                                                        Three Months Ended March 31,
                                                                          2000             1999
                                                                        ---------------------------
Cash flows from operating activities:
Net earnings ........................................................   $    7,273       $    9,812
Adjustments to reconcile net earnings to net cash used in
    operating activities:
  Depreciation and amortization .....................................        2,220            1,405
  NIR gains .........................................................      (25,023)         (40,936)
  Initial deposits to over-collateralization accounts ...............      (14,104)         (21,845)
  Deposits to over-collateralization accounts .......................      (18,661)          (3,121)
  Release of cash from over-collateralization accounts ..............       14,311            2,557
  Servicing gains ...................................................       (2,062)          (4,519)
  Amortization (accretion) of NIRs/I/O's ............................        6,385           (1,119)
  General valuation provision for NIRs ..............................           --            4,000
  Net proceeds from NIMS transaction ................................           --           76,098
  Provision for losses ..............................................        2,267            3,469
  Loans originated or acquired for sale .............................     (956,203)        (892,722)
  Loan sales, net ...................................................      926,456          872,880
  Principal payments on loans receivable held for sale ..............        6,709              233
  Increase (decrease) in warehouse and aggregation lines of credit ..       29,228             (642)
  Net change in other assets and liabilities ........................       (8,176)           4,165
                                                                        ---------------------------
Net cash provided by (used in) operating activities .................      (29,380)           9,715
                                                                        ---------------------------

Cash flows from investing activities:
  Purchase of office property and equipment .........................         (304)             (55)
  Acquisition of Primewest ..........................................          (43)            (108)
                                                                        ---------------------------
Net cash used in investing activities ...............................         (347)            (163)

Cash flows from financing activities:
  Net proceeds from residual financing ..............................       30,304          (29,281)
  Proceeds from issuance of subordinated debt .......................       10,000               --
  Net repayments of notes payable ...................................         (469)            (505)
  Payment of dividends on convertible preferred stock ...............         (725)            (279)
  Net proceeds from issuance of stock/purchase of treasury stock ....          305              157
                                                                        ---------------------------
Net cash provided by financing activities ...........................       39,415          (29,908)
                                                                        ---------------------------

Net increase (decrease) in cash and cash equivalents ................        9,688          (20,356)
Cash and cash equivalents, beginning of period ......................        4,496           30,875
                                                                        ---------------------------
Cash and cash equivalents, end of period ............................   $   14,184       $   10,519
                                                                        ===========================

Supplemental cash flow disclosure:
  Interest paid .....................................................   $   18,156       $   12,397
  Income taxes paid .................................................   $      115       $    3,087
Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest ..........   $       43       $      108
  Net assets acquired through acquisition of subsidiary .............   $      553       $       --

See accompanying notes to unaudited condensed consolidated financial statements.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                             March 31, 2000 and 1999

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an annual default rate estimate of 0.55% to 1.25% for adjustable rate first trust deeds, 0.40% to 0.80% for fixed rate first trust deeds and 0.75% to 1.30% for second trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 2.06% to 3.57% for adjustable rate first trust deeds, 1.95% to 2.97% for fixed rate first trust deeds and 2.84% to 2.97% for second trust deeds. These estimates are based on current pool performance, historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 1.93 to 3.23 years for its adjustable mortgage loans and 3.80 to 4.37 years for its fixed rate mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company has historically established a general valuation allowance. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. The Company has also historically recorded write-downs in the carrying value of its residual interests as a result of actual prepayment and loss experience. During the years ended December 31, 1999 and 1998, the Company recorded $28.5 million and $5.9 million, respectively, in write-downs of the carrying value of its residual interests.

As of March 31, 2000, the Company determined that the carrying value of its residual interests approximated their fair market value at that date. Consequently, no write-down or addition to the general valuation allowance was necessary.

2. Loans Receivable Held for Sale, Net

A summary of loans receivable held for sale, at the lower of cost or market at March 31, 2000 and December 31, 1999 follows (dollars in thousands):

                                                       March 31,   December 31,
                                                         2000           1999
                                                       ---------     ---------
Mortgage loans receivable ..........................   $ 470,008     $ 441,803
Net deferred origination costs .....................         850           850
                                                       ---------     ---------
                                                       $ 470,858     $ 442,653
                                                       =========     =========

3. Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at March 31, 2000 and December 31, 1999 (dollars in thousands):

                                                       March 31,   December 31,
                                                         2000           1999
                                                       ---------     ---------
Over-collateralization account .....................   $ 202,999     $ 184,545
Net interest receivable (NIR) ......................     203,782       185,144
                                                       ---------     ---------
                                                         406,781       369,689
General valuation allowance ........................      (5,000)       (5,000)
                                                       ---------     ---------
                                                       $ 401,781     $ 364,689
                                                       =========     =========

The following table summarizes activity in the NIR amounts for the three months ended March 31, 2000 and 1999 (dollars in thousands):

                                                          2000          1999
                                                       ---------     ---------
Balance, beginning of period .......................   $ 185,144     $ 126,103
Sale of NIR through NIMS ...........................          --       (71,156)
NIR gains ..........................................      25,023        40,936
Write-down of NIR ..................................          --        (4,000)
NIR accretion (amortization) .......................      (6,385)        1,119
                                                       ---------     ---------
Balance, end of period .............................   $ 203,782     $  93,002
                                                       =========     =========

The following table summarizes activity in the OC accounts for the three months ended March 31, 2000 and 1999 (dollars in thousands):

                                                          2000          1999
                                                       ---------     ---------
Balance, beginning of period .......................   $ 184,545     $  89,792
Initial deposits to OC accounts ....................      14,104        21,845
Additional deposits to OC accounts .................      18,661         3,121
Release of cash from OC accounts ...................     (14,311)       (2,557)
                                                       ---------     ---------
Balance, end of period .............................   $ 202,999     $ 112,201
                                                       =========     =========

The following table summarizes activity in the allowance for NIR losses for the three months ended March 31, 2000 and 1999 (dollars in thousands):

                                                          2000          1999
                                                       ---------     ---------
Balance, beginning of period .......................   $   5,000     $  10,500
Provision for NIR losses ...........................          --         4,000
Charge-offs of NIR .................................          --        (4,000)
                                                       ---------     ---------
Balance, end of period .............................   $   5,000     $  10,500
                                                       =========     =========

4. Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the three months ended March 31, 2000 and 1999 (dollars in thousands):

                                                          2000          1999
                                                       ---------     ---------
Balance, beginning of period .......................   $  22,145     $   8,665
Additions ..........................................       2,062         4,519
Amortization .......................................      (1,405)         (396)
                                                       ---------     ---------
Balance, end of period .............................   $  22,802     $  12,788
                                                       =========     =========

The table below summarizes activity in the Company's mortgage loan servicing portfolio for the three months ended March 31, 2000 and 1999 (dollars in millions):

                                                          2000          1999
                                                       ---------     ---------
Balance, beginning of period .......................   $   5,950     $   3,786
Loans funded .......................................         956           892
Payoffs/servicing released sales ...................        (839)         (213)
                                                       ---------     ---------
Balance, end of period .............................   $   6,067     $   4,465
                                                       =========     =========

5.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at March 31, 2000 and December 31, 1999 (dollars in thousands):

                                                        March 31,  December 31,
                                                          2000         1999
                                                        --------   -----------
A $320 million line of credit expiring in May 2000
secured by loans receivable held for sale, bearing
interest based on one month LIBOR (6.13% at
March 31, 2000) ....................................   $ 251,156     $ 234,778

A $603 million master repurchase agreement bearing
interest based on one month LIBOR (6.13% at
March 31, 2000), secured by loans receivable held
for sale. The agreement may be terminated
by the lender giving 28 days written notice ........     137,433       164,326

A $300 million loan and security agreement bearing
interest based on one month LIBOR (6.13% at
March 31, 2000), secured by loans receivable held
for sale, expiring in June 2000 ....................      44,733        17,682

$13 million in warehouse lines of credit from two
commercial banks bearing interest based on
prime rate, secured by loans receivable held for sale,
which may be terminated by the lender giving
written notice .....................................       5,803            --

A $293 million loan and security agreement bearing
interest based on one month LIBOR (6.13% at
March 31, 2000), secured by loans receivable held
for sale, expiring in August 2000 ..................      24,632        11,940
                                                       ---------     ---------
                                                       $ 463,757     $ 428,726
                                                       =========     =========

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At March 31, 2000, the Company was in compliance with these financial and other covenants.

6.       Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

                                                    Three Months Ended March 31,
                                                            2000      1999
                                                    ----------------------------

Basic:

Net earnings                                           $   7,273      $   9,812
      Less: dividends earned on preferred stock             (725)          (375)
                                                       ---------      ---------
Earnings available to common shareholders              $   6,548      $   9,437

Weighted average common shares outstanding                14,594         14,279
                                                       ---------      ---------

Earnings per share                                     $    0.45      $    0.66
                                                       =========      =========

Diluted:

Net earnings                                           $   7,273      $   9,812
                                                       =========      =========

Weighted average number of common and
  Common equivalent shares outstanding:
     Weighted average common shares outstanding           14,594         14,279
     Dilutive effect of convertible preferred stock,
     stock options and warrants, after application         4,720          3,704
                                                       ---------      ---------
                                                          19,314         17,983

Earnings per share                                     $    0.38      $    0.55
                                                       =========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

New Century Financial Corporation (together with its subsidiaries, the Company) is a specialty finance company engaged in the business of originating, purchasing, selling and servicing sub-prime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions and through its Primewest and anyloan.com subsidiaries. The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

Loan Originations and Purchases

As of March 31, 2000, the Company's Wholesale Division was operating through five regional operating centers and 31 additional sales offices. The Wholesale Division funded $709.3 million in loans during the three months ended March 31, 2000. As of March 31, 2000, the Company's Retail Division was operating through 76 sales offices. The Retail Division funded $247.1 million in loans during the three months ended March 31, 2000, which includes loans funded through the Company's Primewest and anyloan.com subsidiaries.

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

The Company's primary source of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended March 31, 2000, $496.8 million, or 53.6%, of the Company's loan sales were in the form of whole loan sales. Based on current liquidity and profit projections and current market conditions, the Company anticipates the percentage of whole loan sales will remain more than 50% of loan sales in future quarters of 2000.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                                        For the Three Months
                                                          Ended March 31,
                                                          2000          1999
                                                       -----------------------
Whole loan sales ...................................   $ 496,776     $ 296,011
Securitizations ....................................     429,680       576,869
                                                       -----------------------
         Total loan sales ..........................   $ 926,456     $ 872,880
                                                       =======================

Condition of Secondary Market. For the past several quarters, whole loan prices have remained at levels significantly lower than the prices received by the Company in earlier periods. Although prices have increased in the first quarter of 2000 and there are indications of further price increases in the second quarter of 2000, whole loan prices are still significantly lower than in 1997 and early 1998. In addition, more buyers in the whole loan market are confining their purchases to loans having very specific attributes. Unlike 1997 and early 1998, the Company has found it to be more difficult to identify buyers willing to purchase a pool of loans representing a cross section of the Company's entire loan production. Consequently, in the first quarter of 2000, the Company's whole loan sales were characterized by smaller pools of more narrow characteristics sold to a larger number of buyers. However, if whole loan prices continue to increase, the Company can take advantage of the benefit to a higher cash component of earnings, and reduce the risk inherent in selling loans through securitization.

These factors will continue to affect the Company's secondary marketing strategy, cash flow and profitability. Based on current liquidity and profit projections and current market conditions, the Company expects that in the remainder of 2000 more than 50% of its sales will be in the form of whole loan sales.

Results of Operations

As of March 31, 2000, the Company's Wholesale Division operated through 31 sales offices and five regional operating centers located in 24 states. The number of account executives in the Wholesale Division decreased slightly to 144 at March 31, 2000, compared to 155 at March 31, 1999. The Company's Retail Division operates through 76 sales offices located in 28 states. The number of loan officers in the Retail Division, including the Primewest and Anyloan subsidiaries, increased to 359 at March 31, 2000, from 309 at March 31, 1999.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company originated and purchased $956.5 million in loans for the three months ended March 31, 2000, compared to $891.9 million for the three months ended March 31, 1999. Loans originated and purchased through the Company's Wholesale Division were $709.3 million, or 74.2%, of total originations and purchases for the three months ended March 31, 2000. Loans originated through the Company's Retail Division, including its Primewest and Anyloan subsidiaries, were $247.1 million, or 25.8%, of total originations and purchases for the three month period. For the same period in 1999, Wholesale and Retail originations and purchases totaled $646.1 million, or 72.4% and $245.8 million, or 27.6%, respectively, of total originations and purchases.

Total revenues for the three months ended March 31, 2000 increased to $60.4 million, from $54.2 million for the three months ended March 31, 1999. This increase was due to (i) the increase in loan originations and purchases and sales in 2000, and (ii) the increase in servicing revenues due to the increase in the mortgage loan servicing portfolio and the portfolio of residual interests in securitizations. Gain on sale of loans decreased to $22.8 million for the three months ended March 31, 2000 from $29.4 million for the three months ended March 31, 1999, due to (i) the decrease in whole loan prices; (ii) the decrease in securitizations; and (iii) the increase in premiums paid to acquire wholesale loans, which allowed the Company to quickly increase coupon rates in response to rising interest rates.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                                    Three Months Ended March 31,
                                                       2000              1999
                                                       ----              ----
Gain from whole loan sale transactions              $ 12,711          $ 10,398
Non-cash gain from securitizations                    25,023            40,936
Non-cash gain from servicing asset                     2,062             4,519
Cash loss from securitizations/NIMS                       --            (4,659)
Securitization expenses                               (2,163)           (3,426)
Accrued interest                                      (2,814)           (3,874)
Provision for losses                                  (2,267)           (3,469)
General valuation provision for NIR                       --            (4,000)
Non-refundable loan fees                              13,572            11,451
Premiums paid                                         (7,814)           (4,200)
Origination costs                                    (15,500)          (14,000)
Hedging losses                                            --              (248)
                                                    --------          --------
Gain on sale of loans                               $ 22,810          $ 29,428
                                                    ========          ========

Whole loan sales increased to $496.8 million for the three months ended March 31, 2000, from $296.0 million for the corresponding period in 1999. This increase is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales increased to 53.6% of total loan sales in the three months ended March 31, 2000, compared to 33.9% for the corresponding period in 1999.

Interest income increased to $18.4 million for the three months ended March 31, 2000, from $15.3 million for the same period in 1999, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended March 31, 2000 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1999, primarily as a result of increased loan originations and purchases.

Servicing income increased to $19.1 million for the three months ended March 31, 2000, from $9.5 million for the three months ended March 31, 1999. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights and the residual interests. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. As of March 31, 2000, the Company had securitized over $6.8 billion in loans and retained the servicing rights. As of March 31, 1999, the Company had securitized $4.0 billion in loans. The portfolio of residual interests in securitizations grew from $205.4 million at December 31, 1998 to $364.7 million at December 31, 1999.

Total expenses increased to $47.7 million for the three months ended March 31, 2000, from $37.6 million for the three months ended March 31, 1999. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1999 to 2000 due primarily to higher loan origination volume in the three months ended March 31, 2000 compared to the same period in 1999.

Residual Securities

The carrying value of the Company's residual securities at March 31, 2000 and December 31, 1999 is summarized below (dollars in thousands):

                                                    March 31,      December 31,
                                                      2000             1999
                                                    --------       -----------
Carrying value of securities                        $406,781          $369,689
Less: general valuation allowance for NIR             (5,000)           (5,000)
                                                    --------          --------
         Net book value                             $401,781          $364,689
                                                    ========          ========

In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security and adjusts the carrying value of the securities based on actual experience and trends in the industry. During the first quarter of 2000, there was no adjustment to the carrying value of the Company's residual interests, compared to a $4.0 million write-down recorded in the first quarter of 1999.

Liquidity and Capital Resources

Financing Sources. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. In May 1999, the Company renewed its $300.0 million warehouse line of credit led by U.S. Bank National Association, with an expiration date in May 2000 and an interest rate equal to the one month LIBOR plus 1.25%. During the first quarter of 2000, the facility was increased to $320.0 million. At March 31, 2000, the balance outstanding under the warehouse line of credit was $251.2 million. The Company expects to renew this warehouse line of credit prior to its expiration.

Borrowings under the warehouse line are secured by first and second mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan as valid collateral in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of March 31, 2000, the Company's "zero-collateral" balance was not material and did not affect the Company's liquidity.

As of March 31, 2000, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. This facility was renewed on April 1, 2000.
In November 1998, the Company established a $3.0 million line of credit with Salomon secured by a newly-formed special purpose subsidiary of the Company that will hold residential properties owned by the Company from time to time. In April 2000, the maximum borrowing under this facility was increased to $25.0 million, bearing interest at a rate equal to one-month LIBOR plus 2.00%.

The balance of the combined Salomon facilities as of March 31, 2000 was $137.4 million.

During the second quarter of 1999, the Company negotiated a second aggregation and residual financing facility with Greenwich Capital Markets (Greenwich). The aggregation facility totals $300.0 million, and bears interest at a rate equal to the one-month LIBOR plus 1.25%. The facility is structured as a loan and security agreement and consists of a $200 million committed portion and a $100 million uncommitted portion. It expires in June 2000. At March 31, 2000, the balance outstanding under the aggregation facility was $24.6 million. The Company expects to renew this facility prior to its expiration.

In July 1999, the Company negotiated a third aggregation and residual financing facility with Paine Webber Real Estate Securities, Inc. (Paine Webber). The $300 million facility is an uncommitted facility and is structured as a loan and security agreement, bearing interest at a rate based on the one month LIBOR. The Paine Webber facility also includes a "wet funding" feature that will permit the Company to use the facility to fund its loan originations and purchases. The facility renews after one year, unless terminated by the Company. As of March 31, 2000, the balance outstanding under this facility was $44.7 million.

At present, the Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. In future periods, the Company may also begin using the Paine Webber facility for this purpose. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to the Salomon, Greenwich or Paine Webber aggregation facilities. The aggregation facilities are paid down with the proceeds of loan sales and securitizations.

The Company has residual financing arrangements with Salomon, Greenwich and Paine Webber, whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The Greenwich residual financing facility has an aggregate limit of $30 million. The Paine Webber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The facilities bear interest at a rate based on the one month LIBOR. At March 31, 2000, the balance outstanding under these facilities was $207.8 million.

The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the aggregation lines and the residual financing facilities in order to finance its continued operations. If Salomon, U.S. Bank, Greenwich or Paine Webber decided not to renew its credit facility with the Company, all amounts outstanding under the facility would become immediately due and payable and, coupled with the loss of borrowing capacity, this could have a material adverse impact on the Company's results of operations, business and financial condition unless the Company found a suitable alternative financing source.

Industry Liquidity Environment. Although the Company currently has access to numerous financing sources, the financing environment for sub-prime mortgage lenders in general remains unfavorable by historical standards. In recent quarters, several of the Company's competitors have had warehouse or aggregation facilities withdrawn or substantially curtailed. In addition, as whole loan prices have fallen, lenders have gradually reduced the levels at which they will lend against mortgage loans and residual interests. This reduction in advance rates has had a negative effect on the Company's cash flow. If the lower advance rates persist, it may affect the Company's secondary marketing strategy, and may have a material adverse effect on the Company's results of operations, business and financial condition.

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

Strategy. The Company has employed a variety of strategies to deal with the more difficult financing environment and to permit the Company to pursue its desired secondary marketing strategy. In order to reduce its reliance on single sources of aggregation, warehouse and residual financing, the Company established the Greenwich and Paine Webber facilities. In addition, the Company has devoted significant efforts to reducing its origination costs. Although the "all-in acquisition cost" per loan - defined as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume - increased from the first quarter of 2000 compared to the first quarter of 1999, the Company took significant steps to reduce its expenses during the first quarter of 2000. Specifically, the Company reduced staffing by more than 10%, and closed several sales offices.

Cash Flow. For the three months ended March 31, 2000, the Company's operations used approximately $29.4 million in cash, which is primarily attributable to cash invested in the OC account for the first quarter securitization. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to receive cash flows during the next few quarters; and (vi) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of March 31, 2000, the balance outstanding under this facility was $2.6 million, and the weighted-average interest rate was 9.21%.

The Company has various non-revolving operating lease agreements totaling $19.1 million at March 31, 2000, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance.

Subject to the various uncertainties described above, the Company anticipates that its current liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future.

U.S. Bancorp Investment and Strategic Alliance

During the first quarter of 2000, the Company received an additional $10.0 million in subordinated debt from U.S. Bank. In addition, in April 2000, the parties entered into an agreement pursuant to which U.S. Bank (i) provided an additional $5.0 million in subordinated debt, (ii) committed to provide an additional $5.0 million in subordinated debt over the remainder of 2000 provided that the Company achieves certain milestones, and (iii) extended the term of all subordinated debt, including the new commitment, to June 2002. In exchange, the Company (i) amended the conversion rate of the Series 1999A Convertible Preferred Stock from 46.80 to 69.98 and (ii) granted U.S. Bank up to 725,000 warrants, 650,000 of which are exercisable at $9.5625 per share and the remainder of which are exercisable at the market value of Company Common Stock on the date of issuance. Approximately 75% of the warrants have vested. Of the remainder, a portion vest in quarterly increments if the Company has not prepaid the subordinated debt and a portion are granted concurrently with funding the additional $5.0 million in subordinated debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2000, the Company had $401.8 million in residual interests in securitizations and $22.8 million in mortgage servicing assets which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements - Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease. The Company also has loans receivable held for sale and outstanding borrowings which subject the Company to market risk. Loans receivable held for sale are generally sold, and the related borrowings repaid, within three months.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Company occasionally becomes involved in litigation arising in the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

Item 2. Change in Securities and Use of Proceeds

      In consideration of U.S. Bank's investment of an additional $5.0 million in subordinated debt and its commitment to provide another $5.0 million in subordinated debt, on April 28, 2000, the Company amended its Certificate of Designation for the Series 1999A
      Convertible Preferred Stock ("1999A Preferred Stock"), changing the conversion rate from 46.80 to 69.98. As a result thereof, the 20,000 shares of 1999A Preferred Stock outstanding are convertible into 1,399,600 shares of Company Common Stock, as opposed to 936,000 shares prior to the amendment. Furthermore, in consideration of the foregoing, the Company issued to U.S. Bank up to 725,000 warrants, 650,000 of which are exercisable at $9.5625 per share and the remainder of which are exercisable at the market value of Company Common Stock on the date of issuance.
      Approximately 75% of the warrants have vested. Of the remainder, a portion vest in quarterly increments if the Company has not prepaid the subordinated debt and a portion are granted concurrently with funding the additional $5.0 million in subordinated debt. The sale and issuance of the warrants were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

      On March 20, 2000, the Company acquired all of the outstanding capital stock of Worth Funding Incorporated, a California corporation, from its sole stockholder (the "Seller"). In partial consideration therefor, the Company issued 13,577 shares of Company Common Stock to the Seller and has agreed to issue an additional number of shares to the Seller with a market value of $125,000 on January 1, 2001. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder. In connection with this transaction, the Company also issued to the Seller and others options to purchase 90,000 shares of Common Stock at $7.00 per share.

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

                                 NEW CENTURY FINANCIAL CORPORATION


DATE: May 12, 2000               By: /s/ Robert K. Cole
                                    -----------------------------------
                                    Robert K. Cole
                                    Chief Executive Officer


DATE: May 12, 2000               By: /s/ Edward F. Gotschall
                                    -----------------------------------
                                    Edward F. Gotschall
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

3.5 Amended Certificate of Designations for Series 1999A Convertible Preferred Stock

*4.1        Specimen Stock Certificate

****4.2     Specimen Series 1998A Convertible Preferred Stock Certificate

***4.3      Specimen Series 1999A Convertible Preferred Stock Certificate

10.1 Subordinated Loan Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated
            April 28, 2000

10.2 Warrant Issuance Agreement by and among New Century Financial Corporation, U.S. Bancorp and U.S. Bank National Association, dated April 28, 2000

10.3        Promissory Note by New Century Mortgage Corporation, dated
            April 28, 2000

10.4 Amended and Restated Registration Rights Agreement by and among New Century Financial Corporation, U.S. Bancorp and U.S. Bank National Association, dated April 28, 2000

10.5 Amended and Restated Pledge and Security Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 30, 2000

10.6 Amended and Restated Security Agreement by and among NC Capital Corporation, NC Residual II Corporation and U.S. Bank National Association, dated April 30, 2000

10.7 Amended and Restated Servicing Security Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 30, 2000

10.8        Intercreditor Agreement by and among US Bank National
            Association, NC Capital Corporation, NC Residual II Corporation and Salomon Smith Barney, Inc. dated April 26, 2000

10.9 Master Loan & Security Agreement, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp, dated April 1, 2000

10.10 Letter Agreement Salomon Brothers Realty Corp, NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000

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