Form 10-Q
period 2000-06-30
NEW CENTURY FINANCIAL CORP
filed 2000-08-14
CIK 1036075

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

        {   } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ____________

                       Commission file number  000-22633

                        NEW CENTURY FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      33-0683629
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA      92612
--------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:     (949)  440-7030
                                                      --------------------------

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

                  YES         X                       NO
                       ----------------                  ------------------

AS OF JULY 31, 2000, 14,713,235 SHARES OF COMMON STOCK OF NEW CENTURY FINANCIAL CORPORATION WERE OUTSTANDING.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I         -           FINANCIAL INFORMATION                                      PAGE
         Item 1.           Financial Statements                                           4

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 14

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                   26

PART II        -           OTHER INFORMATION

         Item 1.           Legal Proceedings                                             27

         Item 2.           Changes in Securities and Use of Proceeds                     27

         Item 3.           Defaults Upon Senior Securities                               27

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                              27

         Item 5.           Other Information                                             28

         Item 6.           Exhibits and Reports on Form 8-K                              28

SIGNATURES                                                                               29

EXHIBIT INDEX                                                                            30

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include (i) the assumptions used to value the Company's residual securities, including assumptions relating to prepayment rates, losses and delinquencies and discount rate, (ii) the anticipated mix of whole loan sales and securitizations for the remainder of 2000, (iii) the expectation that the Company will be able to fulfill its forward sale commitments in the third quarter, (iv) the expectation that the Company will be able to complete a NIMs transaction in August 2000, (v) the Company's intention to establish an additional financing arrangement, (vi) the Company's expectation that it will be able further to reduce its all-in acquisition cost for loans, (vii) the expectation that consolidation of the retail, Primewest and Anyloan.com operations will reduce overhead and marketing expenses, (viii) the Company's belief that it will be able to attract additional capital or a potential buyer through the PaineWebber engagement and (ix) the belief that any liability with respect to the Company's legal actions, individually or in the aggregate, will not have a material adverse effect on the Company. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the Company's limited operating history and its ability to sustain and manage its growth, (ii) the Company's continued ability to maintain its funding sources, (iii) the effect of any margin calls under any of the Company's credit facilities, (iv) volatility in the market for whole loans, (v) the condition of the market for mortgage-backed securities, (vi) the ability of the Company to continue to implement cost savings plans for its business, (vii) the Company's ability to raise additional capital or attract a buyer through the PaineWebber engagement, (viii) the effect of proposed legislation and regulations that could restrict the Company's business, (ix) the Company's ability to improve its cash flow and maintain adequate liquidity, (x) the Company's ability to reduce the percentage of its production that is excluded from its whole loan sales by loan purchasers,
(xi) the Company's ability to enter into definitive agreements regarding its third quarter forward commitments and (xii) the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its other filings with the Securities and Exchange Commission.

                          ITEM 1. FINANCIAL STATEMENTS

               New Century Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                            (Dollars in thousands, except per share amounts)
                                                                       June 30,        December 31,
                                                                         2000             1999
                                                                      ---------         ---------
ASSETS:
Cash and cash equivalents ....................................        $   3,096         $   4,496
Loans receivable held for sale, net (notes 2 and 5) ..........          526,218           442,653
Residual interests in securitizations (note 3) ...............          393,906           364,689
Mortgage servicing assets (note 4) ...........................           22,371            22,145
Accrued interest receivable ..................................            3,057             1,538
Income taxes receivable ......................................               --               548
Office property and equipment ................................            3,470             3,780
Prepaid expenses and other assets ............................           33,381            23,860
                                                                      ---------         ---------
TOTAL ASSETS .................................................        $ 985,499         $ 863,709
                                                                      =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 5) ...........        $ 504,404         $ 428,726
Residual financing ...........................................          205,291           177,493
Subordinated debt ............................................           35,000            20,000
Notes payable ................................................            2,139             3,051
Income taxes payable .........................................              484                --
Accounts payable and accrued liabilities .....................           35,180            26,484
Deferred income taxes ........................................           29,135            34,992
                                                                      ---------         ---------
        Total liabilities ....................................          811,633           690,746

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares;
    40,000 shares issued and outstanding .....................               --                --
Common stock, $.01 par value.  Authorized 45,000,000 shares;
    issued and outstanding 14,706,560 shares at June 30, 2000
    and 14,694,984 shares at December 31, 1999 ...............              147               147
Additional paid-in capital ...................................           89,162            85,625
Retained earnings, restricted ................................           84,571            87,351
                                                                      ---------         ---------
                                                                        173,880           173,123
Deferred compensation costs ..................................              (14)             (160)
                                                                      ---------         ---------
        Total stockholders' equity ...........................          173,866           172,963
                                                                      ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................        $ 985,499         $ 863,709
                                                                      =========         =========


See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                        Six Months Ended June 30,   Three Months Ended June 30,
                                         -----------------------      -----------------------
                                           2000           1999          2000           1999
                                         --------       --------      --------       --------
REVENUES:
  Gain (loss) on sale of loans ....      $ 21,205       $ 59,615      $ (1,605)      $ 30,187
  Interest income .................        36,212         28,974        17,771         13,656
  Servicing income ................        38,360         21,580        19,227         12,115
  Other income ....................           540             --           540             --
                                         --------       --------      --------       --------
    Total revenues ................        96,317        110,169        35,933         55,958
                                         --------       --------      --------       --------
EXPENSES:
  Personnel .......................        28,315         24,793        15,070         12,602
  Interest ........................        35,478         23,352        17,392         10,936
  General and administrative ......        24,160         19,235        12,672          9,761
  Advertising and promotion .......         7,407          5,127         3,943          2,742
  Professional services ...........         2,900          2,436         1,516          1,316
                                         --------       --------      --------       --------
    Total expenses ................        98,260         74,943        50,593         37,357
                                         --------       --------      --------       --------
Earnings (loss) before income
    taxes .........................        (1,943)        35,226       (14,660)        18,601

Income taxes (benefit) ............          (613)        14,535        (6,057)         7,722
                                         --------       --------      --------       --------
Net earnings (loss) ...............      $ (1,330)      $ 20,691      $ (8,603)      $ 10,879
                                         ========       ========      ========       ========
Basic earnings (loss) per share
    (note 6) ......................      $  (0.19)      $   1.39      $  (0.63)      $   0.73
                                         ========       ========      ========       ========
Diluted earnings (loss) per share
    (note 6) ......................      $  (0.19)      $   1.15      $  (0.63)      $   0.60
                                         ========       ========      ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              (In thousands)
                                                                          Six Months Ended June 30,
                                                                           2000              1999
                                                                        -----------       -----------
Cash flows from operating activities:
Net earnings (loss) ..............................................      $    (1,330)      $    20,691
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
  Depreciation and amortization ..................................            4,849             2,805
  NIR gains ......................................................          (35,116)          (75,134)
  Initial deposits to over-collateralization accounts ............          (21,944)          (36,026)
  Deposits to over-collateralization accounts ....................          (40,416)           (9,510)
  Release of cash from over-collateralization accounts ...........           31,500             8,475
  Servicing gains ................................................           (3,138)           (7,462)
  Amortization (accretion) of NIRs/I/O's .........................           15,562            (1,526)
  Market value adjustment of residual securities .................           21,197                --
  General valuation provision for NIRs ...........................               --            13,000
  Net proceeds from NIMS transaction .............................               --            76,098
  Provision for losses ...........................................            5,850             3,589
  Loans originated or acquired for sale ..........................       (2,064,305)       (1,850,653)
  Loan sales, net ................................................        1,964,916         1,813,263
  Principal payments on loans receivable held for sale ...........           21,695             4,170
  Increase in warehouse and aggregation lines of credit ..........           69,875            27,898
  Net change in other assets and liabilities .....................          (10,019)            3,315
                                                                        -----------       -----------
Net cash used in operating activities ............................          (40,825)           (7,007)
                                                                        -----------       -----------
Cash flows from investing activities:
  Purchase of office property and equipment ......................             (746)             (185)
  Acquisition of Primewest .......................................              (43)               --
                                                                        -----------       -----------
Net cash used in investing activities ............................             (789)             (185)

Cash flows from financing activities:
  Net proceeds from residual financing ...........................           27,798            (9,246)
  Proceeds from issuance of subordinated debt ....................           15,000                --
  Net repayments of notes payable ................................             (912)             (820)
  Payment of dividends on convertible preferred stock ............           (1,450)             (746)
  Net proceeds from issuance of stock/purchase of treasury stock .             (222)             (506)
                                                                        -----------       -----------
Net cash provided by (used in) financing activities ..............           40,214           (11,318)
                                                                        -----------       -----------
Net decrease in cash and cash equivalents ........................           (1,400)          (18,510)
Cash and cash equivalents, beginning of period ...................            4,496            30,875
                                                                        -----------       -----------
Cash and cash equivalents, end of period .........................      $     3,096       $    12,365
                                                                        ===========       ===========
Supplemental cash flow disclosure:
  Interest paid ..................................................      $    35,570       $    23,525
  Income taxes paid ..............................................      $     4,212       $     9,610
Supplemental non-cash financing activity:
  Stock issued in connection with acquisition of Primewest .......      $        43       $       108
  Net assets acquired through acquisition of subsidiary ..........      $       553       $        --

See accompanying notes to unaudited condensed consolidated financial statements.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             JUNE 30, 2000 AND 1999

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company has increased the effective discount rate to approximately 13% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 15% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an annual default rate estimate of 0.50% to 1.60% for adjustable rate first trust deeds and 0.45% to 0.65% for fixed rate first trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 2.30% to 3.55% for adjustable rate first trust deeds and 2.21% to 2.79% for fixed rate first trust deeds. These estimates are based on current pool performance, historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 1.74 to 3.23 years for its adjustable mortgage loans and 4.24 to 4.56 years for its fixed rate mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company has historically established a general valuation allowance. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. The Company has also historically recorded market value adjustments in the carrying value of its residual interests as a result of actual prepayment and loss experience. During the six months ended June 30, 2000, the Company recorded $26.2 million in valuation adjustments of the carrying value of its residual interests. These valuation adjustments resulted primarily from the increase in discount rates applied to expected cash flows from the residuals. Historically, the Company used a 12% discount rate for Residuals through securitizations and 14% for Residuals through NIMs transactions.

2.       Loans Receivable Held for Sale, Net

A summary of loans receivable held for sale, at the lower of cost or market at June 30, 2000 and December 31, 1999 follows (dollars in thousands):

                                                    June 30,    December 31,
                                                      2000          1999
                                                    --------      --------
Mortgage loans receivable.....................      $526,068      $441,803
Net deferred origination costs ...............           150           850
                                                    --------      --------
                                                    $526,218      $442,653

3.       Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                    June 30,         December 31,
                                                      2000              1999
                                                    --------          ---------
Over-collateralization account ...........          $215,405          $ 184,545
Net interest receivable (NIR) ............           178,501            185,144
                                                    --------          ---------
                                                     393,906            369,689
General valuation allowance ..............                --             (5,000)
                                                    --------          ---------
                                                    $393,906          $ 364,689
                                                    ========          =========

The following table summarizes activity in the NIR amounts for the six months ended June 30, 2000 and 1999 (dollars in thousands):

                                                    2000                1999
                                                  ---------           ---------
Balance, beginning of period ...........          $ 185,144           $ 126,103
Sale of NIR through NIMS ...............                 --             (71,156)
NIR gains ..............................             35,116              75,135
Charge-offs of NIR .....................             (5,000)            (13,000)
Market value adjustment ................            (21,197)                 --
NIR accretion (amortization) ...........            (15,562)              1,611
                                                  ---------           ---------
Balance, end of period .................          $ 178,501           $ 118,693
                                                  =========           =========

The following table summarizes activity in the OC accounts for the six months ended June 30, 2000 and 1999 (dollars in thousands):

                                                      2000              1999
                                                    ---------         ---------
Balance, beginning of period ...............        $ 184,545         $  89,792
Initial deposits to OC accounts ............           21,944            36,025
Additional deposits to OC accounts .........           40,416             9,510
Release of cash from OC accounts ...........          (31,500)           (8,475)
                                                    ---------         ---------
Balance, end of period .....................        $ 215,405         $ 126,852
                                                    =========         =========

The following table summarizes activity in the allowance for NIR losses for the six months ended June 30, 2000 and 1999 (dollars in thousands):

                                                      2000               1999
                                                     -------           --------
Balance, beginning of period ..............          $ 5,000           $ 10,500
Provision for NIR losses ..................               --             13,000
Charge-offs of NIR ........................           (5,000)           (13,000)
                                                     -------           --------
Balance, end of period ....................             $ --           $ 10,500
                                                     =======           ========


4.       Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 2000 and 1999 (dollars in thousands):

                                                      2000              1999
                                                    --------           --------
Balance, beginning of period .............          $ 22,145           $  8,665
Additions ................................             3,138              7,462
Amortization .............................            (2,912)              (992)
                                                    --------           --------
Balance, end of period ...................          $ 22,371           $ 15,135
                                                    ========           ========

The table below summarizes activity in the Company's mortgage loan servicing portfolio for the six months ended June 30, 2000 and 1999 (dollars in millions):

                                                       2000              1999
                                                      -------           -------
Balance, beginning of period ...............          $ 5,950           $ 3,786
Loans funded ...............................            2,066             1,851
Payoffs/servicing released sales ...........           (2,044)             (893)
                                                      -------           -------
Balance, end of period .....................          $ 5,972           $ 4,744
                                                      =======           =======

5.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at June 30, 2000 and December 31, 1999 (dollars in thousands):

                                                                                    June 30,     December 31,
                                                                                      2000          1999
                                                                                    --------       --------
         A $265 million line of credit expiring in May 2001 secured by loans receivable held for sale, bearing interest based on one month LIBOR
         (7.0% at June 30, 2000)...................................                $245,363       $234,778

         A $600 million master repurchase agreement bearing interest based on one month LIBOR (7.0% at June 30, 2000), secured by loans receivable held for sale. The agreement may be terminated by the lender giving
         28 days written notice.........................................             152,868        162,653

         A $300 million loan and security agreement bearing interest based on one month LIBOR (7.0% at June 30, 2000), secured by loans receivable
         held for sale, expiring in June 2001...........................              93,805         17,682

         A $25 million Master Loan and Security Agreement expiring in
         March 2001, secured by loans receivable held for sale and REO properties bearing interest based on one month LIBOR (7.0% at
         June 30, 2000).......................................                         4,079          1,673

         $13 million in warehouse lines of credit from two commercial banks bearing interest based on prime rate, secured by loans receivable held for sale, which may be terminated by the lender giving written
         notice...............................................                            --             --

         A $295 million loan and security agreement bearing interest based on one month LIBOR (7.0% at June 30, 2000), secured by loans receivable
         held for sale......................................................           8,289         11,940
                                                                                    --------       --------
                                                                                    $504,404       $428,726
                                                                                    ========       ========


The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At June 30, 2000, the Company was in compliance with these financial and other covenants.

6.       Earnings (loss) per Share

The following table illustrates the computation of basic and diluted earnings
(loss) per share for the periods indicated (in thousands, except per share amounts and footnote):

                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                             2000           1999         2000            1999
                                                           --------       --------     --------        --------
BASIC:

Net earnings (loss) .................................      $ (8,603)      $ 10,879      $ (1,330)      $ 20,691
      Less: dividends declared on preferred stock ...          (725)          (375)       (1,450)          (746)
                                                           --------       --------      --------       --------
Earnings (loss) available to common stockholders ....      $ (9,328)      $ 10,504      $ (2,780)      $ 19,945

Weighted average common shares outstanding ..........        14,700         14,353        14,681         14,300
                                                           --------       --------      --------       --------
Earnings (loss) per share ...........................      $  (0.63)      $   0.73      $  (0.19)      $   1.39
                                                           ========       ========      ========       ========
DILUTED:

Net earnings (loss), as adjusted ....................      $ (9,328)      $ 10,879      $ (2,780)      $ 20,691
                                                           ========       ========      ========       ========

Weighted average number of common and
    Common equivalent shares outstanding:
     Weighted average common shares outstanding .....        14,700         14,353        14,681         14,300
      Dilutive effect of convertible preferred stock,
      stock options and warrants, after application .            --          3,815            --          3,769
                                                           --------       --------      --------       --------
                                                             14,700         18,168        14,681         18,069

Earnings (loss) per share ...........................      $  (0.63)      $   0.60      $  (0.19)      $   1.15
                                                           ========       ========      ========       ========

The antidilutive effect of stock options and warrants outstanding for the three and six-month periods ended June 30, 2000 was 206,525 and 336,464, respectively. The antidilutive effect of convertible preferred stock outstanding for the three and six-month periods ended June 30, 2000 was 4.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

New Century Financial Corporation (the Company) is a specialty finance company in the business of originating, purchasing, selling and servicing sub-prime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its Wholesale and Retail Divisions and through its Primewest subsidiary. The Company's borrowers generally have substantial equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

LOAN ORIGINATIONS AND PURCHASES

As of June 30, 2000, the Company's Wholesale Division was operating through five regional operating centers and 31 additional sales offices. The Wholesale Division funded $793.2 million in loans during the three months ended June 30, 2000. As of June 30, 2000, the Company's Retail Division was operating through 71 sales offices. The Retail Division funded $317.2 million in loans during the three months ended June 30, 2000, which includes loans funded through the Company's Primewest and Anyloan.com subsidiaries.

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

One of the Company's primary sources of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended June 30, 2000, $823.7 million, or 79.3%, of the Company's loan sales were in the form of whole loan sales. Based on current liquidity and profit projections and current market conditions, the Company anticipates that in the remainder of 2000 more than 60% of its sales will be in the form of whole loan sales.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

                                   For the Six Months           For the Three Months
                                      Ended June 30,                Ended June 30,
                                  2000            1999            2000           1999
                               ----------      ----------      ----------      --------
Whole loan sales ........      $1,320,462      $  672,630      $  823,686      $376,619
Securitizations .........         644,454       1,140,633         214,774       563,764
                               ----------      ----------      ----------      --------
         Total loan sales      $1,964,916      $1,813,263      $1,038,460      $940,383
                               ==========      ==========      ==========      ========


CONDITION OF SECONDARY MARKET. For the past several quarters, whole loan prices have remained at levels significantly lower than the prices the Company received in earlier periods. Although prices have increased somewhat in the first and second quarters of 2000, prices still remain significantly below levels achieved in 1997 and early 1998. In addition, buyers in the whole loan market are confining their purchases to loans having very specific attributes. Unlike 1997 and early 1998, the Company has found it to be more difficult to identify buyers willing to purchase a pool of loans representing a cross section of the Company's entire loan production. Likewise, buyers in recent quarters have tended to perform much more rigorous due diligence reviews of loan pools, and have elected to exclude a significant percentage of the loans from the pool on various bases. These factors will affect the Company's secondary marketing strategy, cash flow and profitability and may require the Company to adjust its business model to originate loans more closely aligned to the guidelines of its principal whole loan buyers.

THIRD QUARTER STRATEGY. Based on current liquidity and profit projections and current market conditions, the Company expects that in the remainder of 2000 more than 60% of its sales will be in the form of whole loan sales. The Company has received bids and is finalizing documentation on two forward commitments to sell an aggregate of $700 million in whole loans during the third quarter at a weighted average price of 103.7% of the outstanding principal balance. The commitments are subject to customary contingencies, including the Company's ability to deliver loans having the characteristics specified by the buyers.

RESULTS OF OPERATIONS

As of June 30, 2000, the Company's Wholesale Division operated through 31 sales offices and five regional operating centers located in 24 states. The number of account executives in the Wholesale Division increased slightly to 138 at June 30, 2000, compared to 134 at June 30, 1999. The Company's Retail Division operates through 71 sales offices located in 27 states. The number of loan officers in the Retail Division, including the Primewest and Anyloan.com subsidiaries, increased to 379 at June 30, 2000, from 332 at June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The Company originated and purchased $2.1 billion in loans for the six months ended June 30, 2000, compared to $1.9 billion for the six months ended June 30, 1999. Loans originated and purchased through the Company's Wholesale Division were $1.5 billion, or 72.7%, of total originations and purchases for the six months ended June 30, 2000. Loans originated through the Company's Retail Division, including its Primewest and Anyloan.com subsidiaries, were $564.2 million, or 27.3%, of total originations and purchases for the six month period. For the same period in 1999, Wholesale and Retail originations and purchases totaled $1.3 billion, or 71.0% and $536.2 million, or 29.0%, respectively, of total originations and purchases.

Total revenues for the six months ended June 30, 2000 decreased to $96.3 million, from $110.2 million for the six months ended June 30, 1999. Servicing income increased to 39.8% of total revenues, from 19.6% in 1999. Gain on sale of loans decreased to 22.0% of total revenues, from 54.1% in 1999. The decrease in gain on sale of loans was the result of the $21.2 million market valuation adjustment of the residual securities as well as a significant decrease in the percent of loans sold through securitization in the six months ended June 30, 2000, compared to the six months ended June 30, 1999. Servicing income increased primarily as a result of the increase in interest earned on residual interests in securitizations. Residual interests in securitizations increased from $235.0 million at June 30, 1999 to $393.9 million at June 30, 2000.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

                                           Six Months Ended June 30,
                                              2000           1999
                                            --------       --------
Gain from whole loan sale transactions      $ 33,136       $ 23,261
Non-cash gain from securitizations ...        35,116         75,134
Non-cash gain from servicing asset ...         3,138          7,462
Cash loss from securitizations/NIMS ..            --         (3,702)
Securitization expenses ..............        (3,050)        (6,430)
Accrued interest .....................        (3,804)        (6,853)
Provision for losses .................        (5,850)        (3,589)
General valuation provision for NIR ..            --        (13,000)
Market valuation adjustment of
    residual securities ..............       (21,197)            --
Non-refundable loan fees .............        29,969         25,267
Premiums paid ........................       (14,753)        (8,987)
Origination costs ....................       (31,500)       (28,700)
Hedging losses .......................            --           (248)
                                            --------       --------
Gain on sale of loans ................      $ 21,205       $ 59,615
                                            ========       ========

Whole loan sales increased to $1.3 billion for the six months ended June 30, 2000, from $672.6 million for the corresponding period in 1999. This increase is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales increased to 67.2% of total loan sales in the six months ended June 30, 2000, compared to 37.1% for the corresponding period in 1999.

Interest income increased to $36.2 million for the six months ended June 30, 2000, from $29.0 million for the same period in 1999, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the six months ended June 30, 2000 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1999, primarily as a result of increased loan originations and purchases.

Servicing income increased to $38.4 million for the six months ended June 30, 2000, from $21.6 million for the six months ended June 30, 1999. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights and the residual interests. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. As of June 30, 2000, the Company had securitized over $7 billion in loans and retained the servicing rights. As of June 30, 1999, the Company had securitized $4.5 billion in loans. The portfolio of residual interests in securitizations grew from $235.0 million at June 30, 1999 to $393.9 million at June 30, 2000.

Total expenses increased to $98.3 million for the six months ended June 30, 2000, from $74.9 million for the six months ended June 30, 1999. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings, as well as the increase in interest rates on warehouse borrowings. All other expense components increased from 1999 to 2000 due to (i) higher loan origination volume in the six months ended June 30, 2000, compared to the same period in 1999; and (ii) the costs incurred to develop the Company's internet-based lending initiatives.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

The Company originated and purchased $1.1 billion in loans for the three months ended June 30, 2000, compared to $959.0 million for the three months ended June 30, 1999. Loans originated and purchased through the Company's Wholesale Division were $793.2 million, or 71.4%, of total originations and purchases for the three months ended June 30, 2000. Loans originated through the Company's Retail Division, including its Primewest and Anyloan.com subsidiaries, were $317.2 million, or 28.6%, of total originations and purchases for the three month period. For the same period in 1999, Wholesale and Retail originations and purchases totaled $668.6 million, or 69.7% and $290.4 million, or 30.3%, respectively, of total originations and purchases.

Total revenues for the three months ended June 30, 2000 decreased to $35.9 million, from $56.0 million for the three months ended June 30, 1999. This decrease was due to a $21.2 million market valuation adjustment of residual securities as well as a decrease in the percentage of loans sold through securitization versus whole loans sales in 2000. The decrease was partially offset by an increase in servicing revenues due to growth in the mortgage loan servicing portfolio and the portfolio of residual interests. The Company experienced a loss on sale of loans of $1.6 million for the three months ended June 30, 2000, compared to a gain on sale of $30.2 million for the three months ended June 30, 1999, due to the writedown mentioned above as well as the decrease in the percentage of securitizations and decreases in whole loan prices and securitization gains recorded in 2000.

The components of the gain (loss) on sale of loans are illustrated in the following table (dollars in thousands):

                                           Three Months Ended June 30,
                                              2000           1999
                                            --------       --------
Gain from whole loan sale transactions      $ 20,425       $ 12,863
Non-cash gain from securitizations ...        10,093         34,198
Non-cash gain from servicing asset ...         1,076          2,943
Cash gain from securitizations/NIMS ..            --            957
Securitization expenses ..............          (887)        (3,004)
Accrued interest .....................          (990)        (2,979)
Provision for losses .................        (3,583)          (120)
General valuation provision for NIR ..            --         (9,000)
Market valuation adjustment of
    residual securities ..............       (21,197)            --
Non-refundable loan fees .............        16,397         13,816
Premiums paid ........................        (6,939)        (4,787)
Origination costs ....................       (16,000)       (14,700)
                                            --------       --------
Gain (loss) on sale of loans .........      $ (1,605)      $ 30,187
                                            ========       ========

Whole loan sales increased to $823.7 million for the three months ended June 30, 2000, from $376.6 million for the corresponding period in 1999. This increase is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales increased to 79.3% of total loan sales in the three months ended June 30, 2000, compared to 40.0% for the corresponding period in 1999.

Interest income increased to $17.8 million for the three months ended June 30, 2000, from $13.7 million for the same period in 1999, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the three months ended June 30, 2000 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1999, primarily as a result of increased loan originations and purchases.

Servicing income increased to $19.2 million for the three months ended June 30, 2000, from $12.1 million for the three months ended June 30, 1999. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights and the residual interests. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. As of June 30, 2000, the Company had securitized over $7 billion in loans and retained the servicing rights. As of June 30, 1999, the Company had securitized $4.5 billion in loans. The portfolio of residual interests in securitizations grew from $235.0 million at June 30, 1999 to $393.9 million at June 30, 2000.

Total expenses increased to $50.6 million for the three months ended June 30, 2000, from $37.4 million for the three months ended June 30, 1999. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings, as well as an increase in interest rates on warehouse borrowings. All other expense components increased from 1999 to 2000 due to (i) higher loan origination volume in the three months ended June 30, 2000 compared to the same period in 1999; and (ii) the costs incurred to develop the Company's internet-based lending initiatives.

RESIDUAL SECURITIES

The carrying value of the Company's residual securities at June 30, 2000 and December 31, 1999 is summarized below (dollars in thousands):

                                               June 30,     December 31,
                                                 2000           1999
                                               --------      ---------
Carrying value of securities ............      $393,906        369,689
Less: general valuation allowance for NIR            --         (5,000)
                                               --------      ---------
         Net book value .................      $393,906      $ 364,689
                                               ========      =========

In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security and adjusts the carrying value of the securities based on actual experience and trends in the industry. During the second quarter of 2000, the Company recorded a market value adjustment to its residual interests in securities of $26.2 million, $5.0 million of which was a charge-off of the general valuation allowance for NIRs. The market value adjustment resulted from (i) increases in interest rates which decreased the excess spread cash flow in the adjustable rate securities; and (ii) the Company's decision to increase, by 1%, the discount rate used to establish the carrying value of the securities.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING SOURCES. The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. In May 2000, the Company renewed its $265.0 million warehouse line of credit led by U.S. Bank National Association, with an expiration date in May 2001 and an interest rate equal to the one month LIBOR plus 1.25%. At June 30, 2000, the balance outstanding under the warehouse line of credit was $245.4 million.

Borrowings under the warehouse line are secured by first and second mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan as valid collateral in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of June 30, 2000, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

As of June 30, 2000, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which is subject to renewal by Salomon on a monthly basis and bears interest at a rate generally equal to the one month LIBOR plus 1.25%. The Company also had a $25.0 million Master Loan and Security Agreement with Salomon secured by delinquent or problem mortgages and REO properties. The facility expires in March 2001 and bears interest at a rate equal to the one month LIBOR plus 2.00%. The balance of the combined Salomon facilities as of June 30, 2000 was $156.9 million.

During the second quarter of 2000, the Company renewed its aggregation and residual financing facility with Greenwich Capital Markets (Greenwich). The aggregation facility totals $300.0 million, and bears interest at a rate equal to the one-month LIBOR plus 1.25%. The facility is structured as a loan and security agreement and consists of a $200 million committed portion and a $100 million uncommitted portion. It expires in June 2001. At June 30, 2000, the balance outstanding under the aggregation facility was $93.8 million.

As of June 30, 2000, the Company also had an aggregation and residual financing facility with PaineWebber Real Estate Securities, Inc. (PaineWebber). The $300 million facility is structured as a loan and security agreement and bears interest at a rate based on the one month LIBOR. The facility has an indefinite term, and the entire amount is uncommitted. As of June 30, 2000, the balance outstanding under the aggregation portion of this facility was $8.3 million.

At present, the Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to the Salomon, Greenwich or PaineWebber aggregation facilities. The aggregation facilities are paid down with the proceeds of loan sales and securitizations.

As of June 30, 2000, the Company had residual financing arrangements with Salomon, Greenwich and PaineWebber, whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interest from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The Greenwich residual financing facility has an aggregate limit of $21 million and expires in September 2000. The Company intends to complete a NIM transaction in August 2000 that will result in the payoff of the $8.5 million in borrowings currently outstanding under the Greenwich residual financing facility. The PaineWebber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The facilities bear interest at a rate based on the one month LIBOR. At June 30, 2000, the balance outstanding under these facilities was $205.3 million. In July 2000, the Company also established a residual financing facility with Countrywide Securities Corporation. The facility is structured as a rolling monthly repurchase agreement bearing interest at a rate based on the one month LIBOR. At July 31, 2000 the outstanding balance under the Countrywide facility was $2.4 million.

The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the aggregation lines and the residual financing facilities in order to finance its continued operations. If any of Salomon, U.S. Bank, Greenwich or PaineWebber decided not to renew its credit facility with the Company or significantly curtailed its lending to the Company, the loss of borrowing capacity could have a material adverse impact on the Company's results of operations, business and financial condition unless the Company found a suitable alternative source.

In addition, the amount of financing the Company receives under its warehouse, aggregation and residual financing facilities depends on the lender's valuation of the mortgage loans or residual interests securing the borrowings. Each lender has the right to reevaluate the collateral securing the borrowings at any time and, if it determines that the collateral value has decreased, to initiate a margin call. In the case of the Company's residual financing, the residual values are ordinarily reevaluated monthly, although the lenders have the discretion to revalue the collateral at any time. As interest rates have risen over the last few quarters, the Company has received a number of relatively small "margin calls" that have required the Company to repay a portion of its residual borrowings within 24 hours. In addition, in late July 2000, Salomon required the Company to make a mandatory prepayment of approximately $5 million on its residual financing. As a result, for four days the Company failed to comply with the requirement in its U.S. Bank warehouse credit agreement that it must maintain cash and liquidity of not less than $10 million both before and after giving effect to any mandatory prepayment of principal under any residual financing agreement. The Company has received a waiver of the covenant violation from the warehouse lenders, and was in compliance with the covenant by the end of July. Any future margin call under any of the Company's financing arrangements could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

The Company's warehouse and aggregation lenders also have substantial authority to determine the characteristics of the loans that will qualify as collateral under their agreements. In the past few quarters, consistent with industry trends, those guidelines have tightened to exclude certain high-cost mortgages, loans to borrowers at the extreme low end of the credit spectrum, smaller loans and other loans perceived to be riskier by the lenders. Consequently, it is much more difficult for the Company to originate those loans. To the extent the Company cannot originate the full spectrum of non-prime mortgage loans for its key brokers, those relationships could be strained and some brokers may elect to curtail their business with the Company. This in turn could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

In addition to the warehouse, aggregation and residual financing facilities, the Company also has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of June 30, 2000, the balance outstanding under this facility was $2.1 million, and the weighted-average interest rate was 9.24%.

The Company has various non-revolving operating lease agreements totaling $19.1 million at June 30, 2000, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance.

INDUSTRY LIQUIDITY ENVIRONMENT. Although the Company has access to numerous financing sources, the financing environment for sub-prime mortgage lenders in general remains unfavorable by historical standards. Some large non-prime lenders have gone out of business while others have reported losses and have drastically decreased their operations. In this environment, lenders who have historically been active in this sector have been much more conservative in their decisions to extend credit to non-prime originators. In addition, as whole loan prices have fallen, lenders have gradually reduced the levels at which they will lend against mortgage loans and residual interests. This reduction in advance rates has had a negative effect on the Company's cash flow. If the lower advance rates persist, it may affect the Company's secondary marketing strategy, and may have a material adverse effect on the Company's results of operations, business and financial condition.

STRATEGY. The Company has employed a variety of strategies to deal with the more difficult financing environment and to permit the Company to pursue its desired secondary marketing strategy. In order to reduce its reliance on single sources of aggregation, warehouse and residual financing, the Company established the Greenwich and PaineWebber facilities. To further diversify its funding sources the Company is exploring adding another aggregation and residual financing relationship. The Company has also adjusted its secondary marketing strategy to sell a greater portion of its production for cash. In addition, the Company has devoted significant efforts to reducing its origination costs. The "all-in acquisition cost" per loan - defined as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume - decreased in the second quarter of 2000 to 2.88%. The Company plans to further decrease the all-in acquisition cost during the remainder of 2000.

As an additional cost savings measure, the Company has decided to combine its retail branch operations with its Primewest and Anyloan.com centralized retail origination units. The Company expects that this consolidation will reduce overhead and marketing expenses for these operations.

PAINEWEBBER ENGAGEMENT. Another element of the Company's liquidity strategy is to raise additional capital. In June 2000, the Company announced that it had retained PaineWebber Incorporated to explore strategic options including raising additional equity and/or debt capital or a possible sale of the Company. The Company is currently in preliminary discussions with several parties for a variety of potential capital transactions. There can be no assurance that the Company will be able to raise capital or consummate a sale, or that any such transaction would be at a price equal to or higher than the current market price for the Company's Common Stock. Likewise, there can be no assurance that any such transaction could be negotiated and completed in time to address the Company's short-term capital needs. The Company's failure to raise additional capital or complete a sale in the near term could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

In addition, the uncertainty stemming from the Company's announcement of the PaineWebber engagement has raised concerns among some of the Company's loan buyers and other business counterparties. A few of these parties are insisting on more restrictive business terms than in the past. For instance, some loan buyers are insisting on holding back part of the purchase price on loan sales until after the loan files and servicing have been transferred or until after the Company has satisfied its obligation to repurchase loans that are found to breach representations or warranties in the loan purchase agreement. These restrictive terms place additional stress on the Company's cash flow, and could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

CASH FLOW. For the six months ended June 30, 2000, the Company's operations used approximately $40.8 million in cash, which is primarily attributable to cash invested in OC accounts, as well as over $10 million in available borrowing capacity not drawn down as of June 30, 2000. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase, securitization and servicing programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to receive cash flows during the next few quarters; (vi) income tax payments arising from the recognition of gain on sale of loans, and
(vii) advances of delinquent principal and interest payments to the securitization trusts for which the Company acts as servicer. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities;
(ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

At current cash usage levels, in the near term the Company's month-end liquidity level may dip below the $10 million covenant in the Company's U.S. Bank warehouse agreement. If this occurs, the Company intends to seek appropriate waivers from U.S. Bank and its other lenders. However, there can be no assurance that such waivers would be obtained. If such waivers were not obtained, the warehouse line and the Company's other principal financing facilities could be terminated. Unless the Company were able to secure replacement facilities, this would have a material adverse effect on the Company's results of operations, financial condition and business prospects, and could negatively affect the Company's ability to continue to operate as a going concern.

In addition, based on the Company's present cash usage rate, the Company's current liquidity, credit facilities and capital resources may not be fully adequate to fund its continuing operations at current production levels. Accordingly, the Company has engaged PaineWebber to seek additional capital or a possible purchase of the Company. In the event the Company cannot consummate such a transaction in the near term or find additional sources of cash, the Company may have to change its business model in order to operate on a cash-positive basis. This would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

If the Company's liquidity position tightens, the Company believes that (assuming current whole loan pricing levels continue, servicing cash flows remain strong and the Company can maintain its financing relationships) the Company would be able to improve its cash flows by selling 100% of its production in whole loan sales and by tailoring its production to conform to the guidelines of whole loan buyers.

U.S. BANCORP INVESTMENT AND STRATEGIC ALLIANCE

U.S. Bancorp, a bank holding company with total assets of approximately $83 billion, or its affiliates hold convertible preferred stock, common stock and warrants in the Company that, if exercised, would total over 27% of the Company's outstanding common stock. Prior to the second quarter, the Company had also received $30 million in subordinated debt from U.S. Bank National Association, an affiliate of U.S. Bancorp.

During the second quarter of 2000, the Company received an additional $5.0 million in subordinated debt from U.S. Bank, as part of U.S. Bank's agreement to provide $10 million in subordinated debt in the second through fourth quarters of 2000. The subordinated debt bears interest at 12% and matures in June 2002.

As of June 30, 2000, the Company had achieved the milestones necessary to receive the second installment of subordinated debt, totaling $2.5 million, in the third quarter. The Company borrowed these funds in July 2000. Provided that the Company achieves specified milestones during the third quarter, the Company will have the right to receive an additional $2.5 million in subordinated debt in the fourth quarter.

As part of its 1998 Preferred Stock Purchase Agreement with the Company, U.S. Bancorp has certain preemptive and first refusal rights with respect to future stock issuances by the Company. The Agreement also contains certain restrictions regarding the Company's ability to pursue the sale, merger or recapitalization of the Company. The Company has received informal indication from U.S. Bancorp that it does not object to the Company's engagement of PaineWebber to seek additional capital or a possible sale of the Company. Similarly, although the Company has not formally requested a waiver of U.S. Bancorp's right of first refusal, U.S. Bancorp has given the Company informal, non-binding indications that if a third party were to express interest in acquiring the Company, U.S. Bancorp would be willing to waive its right of first refusal.

In July 2000, the Company entered into an agreement with U.S. Bank to receive an additional $10 million secured by certain servicing advance receivables and delinquent mortgage loans not covered by the Company's other secured financing arrangements. The facility is structured as a weekly rolling repurchase agreement, with the repurchase premium based on an interest rate of 12.0%.
The facility expires in October 2000. The inability to renew this facility, find a suitable substitute facility or otherwise raise funds to repay the borrowings at maturity would result in a cross-default under the Company's U.S. Bank warehouse credit agreement and other principal financing arrangements. Unless the Company were able to obtain waivers or secure replacement facilities, this could have a material adverse effect on the Company's results of operations, financial condition and business prospects, and could negatively affect the Company's ability to continue to operate as a going concern.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

There are a wide variety of proposed laws and regulations at the federal, state and local levels designed to curb predatory lending practices. Although the proposals are well-intentioned, many of them go far beyond curbing predatory practices to restrict legitimate lending activities including some of the Company's activities. For example, some of these proposals would prohibit prepayment charges. Others would restrict a borrower's ability to elect to finance fees and points in the loan amount. If adopted in their current form, these proposed laws and regulations would reduce the Company's loan origination volume, which in turn would have a material adverse impact on the Company's results of operation, financial condition and business prospects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2000, the Company had $393.6 million in residual interests in securitizations and $22.4 million in mortgage servicing assets which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements - Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease. The Company also has loans receivable held for sale and outstanding borrowings which subject the Company to market risk. Loans receivable held for sale are generally sold, and the related borrowings repaid, within three months.

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

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on May 15, 2000. At the meeting, the stockholders approved the following matters:

                  1. Re-election of three directors for three-year terms ending in 2003;

                  2. Approval of KPMG LLP as the Company's independent auditors for 2000; and

                  3. Approval of an amendment to the Company's 1995 Stock Option Plan to increase the number of shares authorized to be issued under the Plan by 500,000 shares, from 3,000,000 shares to 3,500,000 shares.

                  The number of votes cast for or withheld and the number of abstentions and broker non-votes cast as to each matter voted upon at the meeting are as follows:

                              ELECTION OF DIRECTORS

------------------------------ ----------------------- -----------------------------------
            NAME                        FOR                         WITHHELD
------------------------------ ----------------------- -----------------------------------
John C. Bentley                      11,516,923                     768,751
------------------------------ ----------------------- -----------------------------------
Robert K. Cole                       11,516,923                     768,751
------------------------------ ----------------------- -----------------------------------
Steven G. Holder                     11,516,923                     768,751
------------------------------ ----------------------- -----------------------------------


                  APPROVAL OF KPMG LLP AS INDEPENDENT AUDITORS

 ------------------------------ ----------------------- -----------------------------------
              FOR                      AGAINST                       ABSTAIN
 ------------------------------ ----------------------- -----------------------------------
 12,270,730                             12,844                        2,100
 ------------------------------ ----------------------- -----------------------------------

                 APPROVAL OF AMENDMENT TO 1995 STOCK OPTION PLAN

------------------------------ ----------------------- -----------------------------------
             FOR                      AGAINST                       ABSTAIN
------------------------------ ----------------------- -----------------------------------
11,170,666                           1,082,950                       32,058
------------------------------ ----------------------- -----------------------------------


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

                                            NEW CENTURY FINANCIAL CORPORATION

DATE:       August 13, 2000                 By: /s/ Brad A. Morrice
                                                --------------------------------
                                                Brad A. Morrice
                                                President


DATE:   August 13, 2000                     By:  /s/ Edward F. Gotschall
                                                --------------------------------
                                                Edward F. Gotschall
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

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

*3.1 First Amended and Restated Certificate of Incorporation of the Company

**3.2             Certificate of Designation for Series 1998A Convertible
                  Preferred Stock

***3.3            Certificate of Designation for Series 1999A Convertible
                  Preferred Stock

*3.4              First Amended and Restated Bylaws of the Company

****3.5 Amended Certificate of Designation for Series 1999A Convertible Preferred Stock

*4.1              Specimen Stock Certificate

*****4.2          Specimen Series 1998A Convertible Preferred Stock Certificate

***4.3            Specimen Series 1999A Convertible Preferred Stock Certificate

10.1 Third Amendment to Fourth Amended and Restated Credit Agreement, dated May 24, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association

10.2 Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated June 29, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.

10.3 Amendment Number Two to the Master Loan and Security Agreement, dated June 23, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.

10.4 Amendment Number One to the Residual Financing Facility Agreement, dated June 23, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.

10.5 Intercreditor Letter Agreement, dated June 30, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.

10.6 Purchase Agreement dated July 20, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association

10.7 Restated Purchase Agreement dated July 31, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association

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

*** Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 16, 1999.

**** Incorporated by reference from the Company's Quarterly Report on form 10-Q as filed with the SEC on May 15, 2000.

***** Incorporated by reference from the Company's Annual Report on form 10-K for the year ended December 31, 1998 as filed with the SEC.