Form 10-Q
period 2000-09-30
NEW CENTURY FINANCIAL CORP
filed 2000-11-14
CIK 1036075

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2000

                                   OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                       Commission file number  000-22633

                        NEW CENTURY FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       33-0683629
------------------------------------      -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA 92612
-------------------------------------------------------------------------------
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

As of October 31, 2000, 14,793,891 shares of Common Stock of New Century Financial Corporation were outstanding.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


PART I          -          FINANCIAL INFORMATION                                        PAGE
         Item 1.           Financial Statements                                          4

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 16

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                   30

PART II         -          OTHER INFORMATION

         Item 1.           Legal Proceedings                                             31

         Item 2.           Changes in Securities and Use of Proceeds                     31

         Item 3.           Defaults Upon Senior Securities                               32

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                              32

         Item 5.           Other Information                                             32

         Item 6.           Exhibits and Reports on Form 8-K                              32

SIGNATURES                                                                               33

EXHIBIT INDEX                                                                            34

Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include (i) the assumptions used to value the Company's residual securities, including assumptions relating to prepayment rates, losses and delinquencies and discount rate, (ii) the anticipated secondary marketing strategy for the remainder of 2000, (iii) the expectation that the Company will be able to fulfill its forward sale commitments in the fourth quarter, (iv) the expectation that the Company will be able to renew its Salomon aggregation facility and/or establish a suitable replacement facility with another lender, (v) the expectation that the Company's underwriting guideline adjustments will have a positive impact on secondary marketing results, (vi) the expectation that the Company will be able further to reduce its all-in acquisition cost for loans, (vii) the expectation that application of Statement of Financial Accounting Standards Nos. 133 and 140 will not have a material impact on the Company's financial condition or results of operations, (viii) the expectation that the Company will be able to improve its cash flow by selling 100% of its production in whole loan sales and by tailoring its production mix to conform to the appetites of whole loan buyers, and (ix) the belief regarding the scope of the Company's potential legal exposure. There are many important factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the Company's ability to sustain and manage its growth, (ii) the Company's continued ability to maintain its funding sources, (iii) the effect of any margin calls under any of the Company's credit facilities, (iv) volatility in the market for whole loans, (v) the condition of the market for mortgage-backed securities, (vi) the ability of the Company to continue to implement cost savings plans for its business, (vii) the Company's ability to raise additional capital or attract a buyer through the PaineWebber engagement or otherwise, (viii) the effect of proposed legislation and regulations that could restrict the Company's business, (ix) the Company's ability to improve its cash flow and maintain adequate liquidity, (x) the Company's ability to reduce the percentage of its production that is excluded from its whole loan sales by loan purchasers, (xi) the Company's ability to enter into definitive agreements regarding its fourth quarter forward commitments and (xii) the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its other filings with the Securities and Exchange Commission.

                          ITEM 1. FINANCIAL STATEMENTS

               New Century Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                      (Dollars in thousands)
                                                                   September 30,   December 31,
                                                                        2000          1999
                                                                   ----------------------------
ASSETS:

Cash and cash equivalents ........................................   $   2,362    $   4,496
Loans receivable held for sale, net (notes 2 and 5) ..............     428,380      442,653
Residual interests in securitizations (note 3) ...................     405,394      364,689
Mortgage servicing assets (note 4) ...............................      23,470       22,145
Accrued interest receivable ......................................       1,780        1,538
Income taxes receivable ..........................................          --          548
Office property and equipment ....................................       3,159        3,780
Prepaid expenses and other assets ................................      33,860       23,860
                                                                   ----------------------------

TOTAL ASSETS .....................................................   $ 898,405    $ 863,709
                                                                   ============================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Warehouse and aggregation lines of credit (note 5) ...............   $ 427,372    $ 428,726
Residual financing ...............................................     188,072      177,493
Subordinated debt ................................................      37,500       20,000
Notes payable ....................................................      11,710        3,051
Income taxes payable .............................................          --           --
Accounts payable and accrued liabilities .........................      22,743       26,484
Deferred income taxes ............................................      32,508       34,992
                                                                   ----------------------------
        Total liabilities ........................................     719,905      690,746

Stockholders' equity:
Preferred stock, $.01 par value.  Authorized 7,500,000 shares;
    40,000 shares issued and outstanding .........................          --           --
Common stock, $.01 par value.  Authorized 45,000,000 shares;
    issued and outstanding 14,782,719 shares at September 30, 2000
    and 14,694,984 shares at December 31, 1999 ...................         148          147
Additional paid-in capital .......................................      89,777       85,625
Retained earnings, restricted ....................................      88,584       87,351
                                                                   ----------------------------
                                                                       178,509      173,123
Deferred compensation costs ......................................          (9)        (160)
                                                                   ----------------------------
        Total stockholders' equity ...............................     178,500      172,963
                                                                   ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................   $ 898,405    $ 863,709
                                                                   ============================

See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                  Condensed Consolidated Statements of Earnings
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Nine Months Ended September 30,   Three Months Ended September 30,
                                          ------------------------------------------------------------------
                                                2000             1999               2000             1999
                                          ------------------------------------------------------------------
REVENUES:
  Gain on sale of loans .............        $ 41,470          $ 94,890          $ 20,265          $ 35,275
  Interest income ...................          51,551            44,988            15,339            16,014
  Servicing income ..................          59,382            33,327            21,022            11,747
  Other income ......................           1,104              --                 564              --
                                          ------------------------------------------------------------------
    Total revenues ..................         153,507           173,205            57,190            63,036
                                          ------------------------------------------------------------------


EXPENSES:
  Personnel .........................          40,145            38,757            11,830            13,964
  Interest ..........................          54,040            36,992            18,562            13,640
  General and administrative ........          38,735            29,957            14,575            10,722
  Advertising and promotion .........          10,089             8,593             2,682             3,466
  Professional services .............           4,135             3,392             1,235               956
                                          ------------------------------------------------------------------
    Total expenses ..................         147,144           117,691            48,884            42,748
                                          ------------------------------------------------------------------

Earnings before income taxes ........           6,363            55,514             8,306            20,288

Income taxes ........................           2,956            22,895             3,569             8,360
                                          ------------------------------------------------------------------

Net earnings ........................        $  3,407          $ 32,619          $  4,737          $ 11,928
                                          ==================================================================

Basic earnings per share (note 6)....        $   0.08          $   2.17          $   0.27          $   0.78
                                          ==================================================================

Diluted earnings per share (note 6)..        $   0.08          $   1.77          $   0.24          $   0.62
                                          ==================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

               New Century Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         (In thousands)
                                                                  Nine Months Ended September 30,
                                                                       2000           1999
                                                                  -------------------------------
Cash flows from operating activities:
Net earnings ....................................................  $     3,407    $    32,619
Adjustments to reconcile net earnings to net cash used in
    operating activities:

  Depreciation and amortization .................................        7,795          4,333
  NIR gains .....................................................      (54,035)      (126,425)
  Initial deposits to over-collateralization accounts ...........      (23,927)       (60,742)
  Deposits to over-collateralization accounts ...................      (61,110)       (21,333)
  Release of cash from over-collateralization accounts ..........       48,687         18,372
  Servicing gains ...............................................       (5,900)       (12,940)
  Amortization (accretion) of NIRs/I/O's ........................       19,804          4,615
  Market value adjustment of residual securities ................       21,197             --
  General valuation provision for NIRs ..........................           --         13,000
  Net proceeds from NIMS transaction ............................        8,679         76,098
  Provision for losses ..........................................       13,226          5,787
  Loans originated or acquired for sale .........................   (3,115,587)    (3,011,864)
  Loan sales, net ...............................................    3,106,267      2,988,492
  Principal payments on loans receivable held for sale ..........       25,487          4,397
  Deferred income taxes .........................................       (2,484)         7,498
  Increase in warehouse and aggregation lines of credit .........       (7,157)        10,199
  Net change in other assets and liabilities ....................      (20,275)         4,062
                                                                  -------------------------------
Net cash used in operating activities ...........................      (35,926)       (63,832)
                                                                  -------------------------------

Cash flows from investing activities:

  Purchase of office property and equipment .....................       (1,025)          (508)
  Acquisition of Primewest ......................................          (43)            --
                                                                  -------------------------------
Net cash used in investing activities ...........................       (1,068)          (508)

Cash flows from financing activities:

  Net proceeds from residual financing ..........................       10,579         24,605
  Proceeds from issuance of subordinated debt ...................       17,500             --
  Proceeds from (net repayments of) notes payable ...............        8,659         (1,347)
  Payment of dividends on convertible preferred stock ...........       (2,175)        (1,383)
  Net proceeds from issuance of stock/purchase of treasury stock.          297         19,974
                                                                  -------------------------------
Net cash provided by financing activities .......................       34,860         41,849
                                                                  -------------------------------

Net decrease in cash and cash equivalents .......................       (2,134)       (22,491)
Cash and cash equivalents, beginning of period ..................        4,496         30,875
                                                                  -------------------------------
Cash and cash equivalents, end of period ........................  $     2,362    $     8,384
                                                                  ===============================

Supplemental cash flow disclosure:

  Interest paid .................................................  $    55,016    $    36,857
  Income taxes paid .............................................  $     5,440    $    10,653
Supplemental non-cash financing activity:

  Stock issued in connection with acquisition of Primewest ......  $        43    $       108
  Net assets acquired through acquisition of subsidiary .........  $       553    $        --

See accompanying notes to unaudited condensed consolidated financial statements.

               NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           SEPTEMBER 30, 2000 AND 1999

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

RECENT ACCOUNTING DEVELOPMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Securities and Hedging Activities," which was subsequently amended by SFAS No. 137 and 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS No. 137 delayed the implementation of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 133 was further amended by SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No.
133. SFAS No. 138 also amends SFAS No. 133 for the decisions reached by the Derivatives Implementation Group Process. This statement is effective for the Company on January 1, 2001. Management has determined that application of this statement is not expected to have a material impact on its financial condition or results of operations.

In September 2000, the FASB Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). SFAS 140 replaces SFAS 125 and is effective for transactions occurring after March 31, 2001 and for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe that application of SFAS 140 will have a material impact on its financial condition or results of operations.

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

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes an effective discount rate of approximately 13% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 15% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an annual default rate estimate of 0.50% to 1.60% for adjustable rate first trust deeds and 0.45% to 0.70% for fixed rate first trust deeds. The Company's default rate estimates result in cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 2.22% to 3.55% for adjustable rate first trust deeds and 2.21% to 2.79% for fixed rate first trust deeds. These estimates are based on current pool performance, historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 1.74 to 3.23 years for its adjustable mortgage loans and 3.88 to 4.56 years for its fixed rate mortgage loans.

Due to the uncertainty associated with estimating future cash flows caused by the lack of historical performance data on the mortgage loans and the absence of an active market for the purchase and sale of Residuals, the Company has historically established a general valuation allowance. The general valuation allowance is based on the Company's periodic evaluation of the Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. The Company has also historically recorded write-downs in the carrying value of its residual interests as a result of actual prepayment and loss experience. During the nine months ended September 30, 2000, the Company recorded $26.2 million in valuation adjustments of the carrying value of its residual interests. These valuation adjustments resulted primarily from the increase in discount rates applied to expected cash flows from the Residuals. Prior to the second quarter of 2000, the Company used a 12% discount rate for Residuals through securitizations and 14% for Residuals through NIMs transactions.

2.  Loans Receivable Held for Sale, Net

A summary of loans receivable held for sale, at the lower of cost or market at September 30, 2000 and December 31, 1999 follows (dollars in thousands):

-------------------------------------------------------------------------------------------------------
                                                                    September 30,         December 31,
-------------------------------------------------------------------------------------------------------
                                                                        2000                  1999
-------------------------------------------------------------------------------------------------------
Mortgage loans receivable......................                      $   427,630           $   441,803
-------------------------------------------------------------------------------------------------------
Net deferred origination costs.................                              750                   850
-------------------------------------------------------------------------------------------------------
                                                                     $   428,380           $   442,653
---------------------------------------------------------------------==================================

3.       Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at September 30, 2000 and December 31, 1999 (dollars in thousands):

-------------------------------------------------------------------------------------------------------
                                                                    September 30,         December 31,
-------------------------------------------------------------------------------------------------------
                                                                       2000                   1999
-------------------------------------------------------------------------------------------------------
Over-collateralization account..................                     $   220,895           $   184,545
-------------------------------------------------------------------------------------------------------
Net interest receivable (NIR)...................                         184,499               185,144
-------------------------------------------------------------------------------------------------------
                                                                         405,394               369,689
-------------------------------------------------------------------------------------------------------
General valuation allowance.....................                               -               (5,000)
-------------------------------------------------------------------------------------------------------
                                                                     $   405,394           $   364,689
---------------------------------------------------------------------==================================

The following table summarizes activity in the NIR amounts for the nine months ended September 30, 2000 and 1999 (dollars in thousands):

-------------------------------------------------------------------------------------------------------
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------------
Balance, beginning of period....................                     $   185,144           $   126,103
-------------------------------------------------------------------------------------------------------
Sale of NIR through NIMS........................                          (8,679)              (71,156)
-------------------------------------------------------------------------------------------------------
NIR gains.......................................                          54,035               126,425
-------------------------------------------------------------------------------------------------------
Charge-offs of NIR..............................                          (5,000)              (13,000)
-------------------------------------------------------------------------------------------------------
Market value adjustment.........................                         (21,197)                    -
-------------------------------------------------------------------------------------------------------
NIR accretion (amortization)....................                         (19,804)               (4,531)
-------------------------------------------------------------------------------------------------------
Balance, end of period..........................                     $   184,499           $   163,841
---------------------------------------------------------------------==================================

The following table summarizes activity in the OC accounts for the nine months ended September 30, 2000 and 1999 (dollars in thousands):

-------------------------------------------------------------------------------------------------------
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------------
Balance, beginning of period...................                      $   184,545           $    89,792
-------------------------------------------------------------------------------------------------------
Initial deposits to OC accounts................                           23,927                60,742
-------------------------------------------------------------------------------------------------------
Additional deposits to OC accounts.............                           61,110                21,333
-------------------------------------------------------------------------------------------------------
Release of cash from OC accounts...............                         (48,687)              (18,372)
-------------------------------------------------------------------------------------------------------
Balance, end of period.........................                      $   220,895           $   153,495
---------------------------------------------------------------------==================================

The following table summarizes activity in the allowance for NIR losses for the nine months ended September 30, 2000 and 1999 (dollars in thousands):

----------------------------------------------------------------------------------------------------------
                                                                        2000                   1999
----------------------------------------------------------------------------------------------------------
Balance, beginning of period.......................                    $   5,000            $    10,500
----------------------------------------------------------------------------------------------------------
Provision for NIR losses...........................                            -                 13,000
----------------------------------------------------------------------------------------------------------
Charge-offs of NIR.................................                      (5,000)               (13,000)
----------------------------------------------------------------------------------------------------------
Balance, end of period.............................                    $       -            $    10,500
-----------------------------------------------------------------------===================================

4.   Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 2000 and 1999 (dollars in thousands):

-------------------------------------------------------------------------------------------------------
                                                                       2000                  1999
-------------------------------------------------------------------------------------------------------
Balance, beginning of period......................                   $    22,145           $     8,665
-------------------------------------------------------------------------------------------------------
Additions.........................................                         5,900                12,940
-------------------------------------------------------------------------------------------------------
Amortization......................................                        (4,575)               (1,787)
-------------------------------------------------------------------------------------------------------
Balance, end of period............................                   $    23,470           $    19,818
---------------------------------------------------------------------==================================

The table below summarizes activity in the Company's mortgage loan servicing portfolio for the nine months ended September 30, 2000 and 1999 (dollars in millions):

---------------------------------------------------------------------------------------------------------
                                                                        2000                  1999
---------------------------------------------------------------------------------------------------------
Balance, beginning of period......................                   $     5,950           $     3,786
---------------------------------------------------------------------------------------------------------
Loans funded......................................                         3,118                 3,008
---------------------------------------------------------------------------------------------------------
Payoffs/servicing-released sales..................                       (2,988)                (1,391)
---------------------------------------------------------------------------------------------------------
Balance, end of period............................                   $     6,080           $     5,403
---------------------------------------------------------------------====================================

5.   Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at September 30, 2000 and December 31, 1999 (dollars in thousands):

---------------------------------------------------------------------------------------------------------
                                                                     September 30,           December 31,
---------------------------------------------------------------------------------------------------------
                                                                        2000                    1999
---------------------------------------------------------------------------------------------------------
A $265 million line of credit expiring in May
---------------------------------------------------------------------------------------------------------
2001 secured by loans receivable held for sale,
---------------------------------------------------------------------------------------------------------
bearing interest based on one-month LIBOR
---------------------------------------------------------------------------------------------------------
(6.62% at September 30, 2000).................                       $   178,724            $   234,778
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
A $600 million master repurchase agreement
---------------------------------------------------------------------------------------------------------
bearing interest based on one-month LIBOR
---------------------------------------------------------------------------------------------------------
(6.62% at September 30, 2000), secured by
---------------------------------------------------------------------------------------------------------
loans receivable held for sale.  The agreement
---------------------------------------------------------------------------------------------------------
expires on December 31, 2000...................                          230,389                162,653
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
A $300 million loan and security agreement
---------------------------------------------------------------------------------------------------------
bearing interest based on one-month LIBOR
---------------------------------------------------------------------------------------------------------
(6.62% at September 30, 2000), secured by
---------------------------------------------------------------------------------------------------------
loans receivable held for sale, expiring in June
---------------------------------------------------------------------------------------------------------
2001.................................................                       4,704                 17,682
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
A $25 million master loan and security
---------------------------------------------------------------------------------------------------------
agreement expiring in March 2001, secured by
---------------------------------------------------------------------------------------------------------
loans receivable held for sale and REO
---------------------------------------------------------------------------------------------------------
properties, bearing interest based on one-month
---------------------------------------------------------------------------------------------------------
LIBOR (6.62% at September 30, 2000)........                                4,004                  1,673
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
A $295 million loan and security agreement
---------------------------------------------------------------------------------------------------------
bearing interest based on one-month LIBOR
---------------------------------------------------------------------------------------------------------
(6.62% at September 30, 2000), secured by
---------------------------------------------------------------------------------------------------------
loans receivable held for sale......................                       9,551                 11,940
---------------------------------------------------------------------------------------------------------
                                                                     $   427,372            $   428,726
---------------------------------------------------------------------====================================

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At September 30, 2000, the Company was in compliance with these financial and other covenants.

6.       Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

------------------------------------------------------------------------------------------------------------
                                                    Nine Months Ended                 Three Months Ended
------------------------------------------------------------------------------------------------------------
                                                       September 30,                      September 30,
------------------------------------------------------------------------------------------------------------
                                                  2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------
BASIC:
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Net earnings                                    $  3,407        $  32,619         $  4,737        $  11,928
------------------------------------------------------------------------------------------------------------
      Less: dividends declared on
------------------------------------------------------------------------------------------------------------
      preferred stock                            (2,175)          (1,386)            (725)            (636)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Earnings available to
------------------------------------------------------------------------------------------------------------
      common stockholders                          1,232           31,233            4,012           11,292
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Weighted average common
------------------------------------------------------------------------------------------------------------
      shares outstanding                          14,704           14,373           14,747           14,483
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Earnings per share                              $   0.08         $   2.17         $   0.27         $   0.78
------------------------------------------------============================================================

------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
DILUTED:
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Net earnings, as adjusted                       $  1,232        $  32,619         $  4,737        $  11,928
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Weighted average number of
------------------------------------------------------------------------------------------------------------
  common and common
------------------------------------------------------------------------------------------------------------
  equivalent shares outstanding                   14,704           14,373           14,747           14,483
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Dilutive effect of convertible
------------------------------------------------------------------------------------------------------------
  preferred stock, stock options
------------------------------------------------------------------------------------------------------------
  and warrants                                         -            4,030            4,765            4,683
------------------------------------------------------------------------------------------------------------
                                                  14,704           18,403           19,512           19,166
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Earnings per share                              $   0.08         $   1.77         $   0.24         $   0.62
------------------------------------------------============================================================

For the three months ended September 30, 2000 and 1999, respectively, 401,850 and 160,500 stock options and warrants were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2000, 1,041,776 stock options and warrants and the convertible preferred stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 1999, 229,600 stock options and warrants were excluded.

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

LOAN ORIGINATIONS AND PURCHASES

As of September 30, 2000, the Company's Wholesale Division was operating through five regional operating centers and 31 additional sales offices. The Wholesale Division funded $766.7 million in loans during the three months ended September 30, 2000. As of September 30, 2000, the Company's Retail Division was operating through 71 sales offices. The Retail Division funded $284.1 million in loans during the three months ended September 30, 2000, including loans funded through the Company's Primewest and Anyloan subsidiaries.

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

One of the Company's primary sources of revenue is the recognition of gains from the sale of its loans through whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount (OC) and the Net Interest Receivable (NIR) (combined, the Residuals), over the actual life of the loans. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will affect the Company's operating cash flow. For the quarter ended September 30, 2000, $756.3 million, or 66.3%, of the Company's loan sales were in the form of whole loan sales.

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

The following table sets forth loan sales for the periods indicated (dollars in thousands):

------------------------------------------------------------------------------------------------------------
                                               Nine Months Ended                 Three Months Ended
------------------------------------------------------------------------------------------------------------
                                                 September 30,                      September 30,
------------------------------------------------------------------------------------------------------------
                                            2000              1999             2000             1999
------------------------------------------------------------------------------------------------------------
 Whole loan sales...............        $ 2,076,790      $   862,334      $   756,329      $   189,705
------------------------------------------------------------------------------------------------------------
 Securitizations................          1,029,477        2,187,470          385,023        1,046,836
------------------------------------------------------------------------------------------------------------
   Subtotal                               3,106,267        3,049,804        1,141,352        1,236,541
------------------------------------------------------------------------------------------------------------
 Less: Loans acquired to
------------------------------------------------------------------------------------------------------------
       securitize (1)...........                             (61,312)                          (61,312)
------------------------------------------------------------------------------------------------------------
       Net loan sales...........        $ 3,106,267      $ 2,988,492      $ 1,141,352      $ 1,175,229
----------------------------------------====================================================================

(1) Loans acquired to securitize represent loans acquired by the Company from its whole loan investors. These loans are acquired by the Company at current market prices for such loans.

CONDITION OF SECONDARY MARKET. The secondary market for non-prime whole loans can be volatile. In the quarter ended September 30, 2000 the Company received bids at prices that were somewhat higher than in late 1998 and 1999, although still lower than the prices achieved in 1997 and early 1998. In addition, in recent quarters buyers in the whole loan market have been confining their purchases to loans with specific attributes rather than merely purchasing a full cross section of a seller's production. Likewise, buyers in recent quarters have tended to perform more rigorous due diligence reviews of loan pools, and have typically elected to exclude a significant percentage of loans from a pool on various bases. Unless the Company is able to respond to changes in the appetites of whole loan buyers, volatility in the whole loan market could have an adverse effect on the Company's results of operations, business and financial condition.

During the third quarter of 2000, the Company revised its underwriting guidelines to originate the types of loans that are more closely aligned to the guidelines of its whole loan investors. The Company believes that these revisions led to lower loan production volume in the third quarter over the second quarter. However, the Company expects that these guideline adjustments will have a positive impact on the Company's secondary marketing results.

During the third quarter of 2000, the Company entered into an agreement with Financial Securities Assurance Inc. (FSA) whereby the Company agreed to repurchase $16.2 million in non-performing loans from the 1998 NC5 security in exchange for the waiver of the "spread squeeze" trigger, which was tripped as a result of the increase in interest rates. This agreement allowed for the continuation of cash flows from the securitization trust to the bondholders, and will improve the performance of the security by decreasing the overall loss within the security. The repurchased loans were sold at a loss of $7.6 million during the third quarter of 2000.

FOURTH QUARTER STRATEGY. Based on current liquidity and profit projections and current market conditions, the Company expects that the majority of its sales in the remainder of 2000 will be in the form of whole loan sales. The Company has entered into forward sales commitments totaling $700 million for the fourth quarter, at prices in excess of 103%. The commitments are subject to customary contingencies, including the Company's ability to deliver loans having the characteristics specified by the buyers.

RESULTS OF OPERATIONS

As of September 30, 2000, the Company's Wholesale Division operated through 31 sales offices and five regional operating centers located in 24 states. The number of account executives in the Wholesale Division decreased to 143 at September 30, 2000, compared to 184 at September 30, 1999. The Company's Retail Division operates through 71 sales offices located in 27 states. The number of loan officers in the Retail Division, including the Primewest and Anyloan subsidiaries, remained the same at 344 at September 30, 2000 compared to September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company originated and purchased $3.1 billion in loans for the nine months ended September 30, 2000, compared to $3.0 billion for the nine months ended September 30, 1999. Loans originated and purchased through the Company's Wholesale Division were $2.3 billion, or 72.8%, of total originations and purchases for the nine months ended September 30, 2000. Loans originated through the Company's Retail Division, including its Primewest and Anyloan subsidiaries, were $848.4 million, or 27.2%, of total originations and purchases for the nine month period. For the same period in 1999, Wholesale and Retail originations and purchases totaled $2.1 billion, or 71.1% and $870.2 million, or 28.9%, respectively, of total originations and purchases.

Total revenues for the nine months ended September 30, 2000 decreased to $153.5 million, from $173.2 million for the nine months ended September 30, 1999. This decrease was primarily the result of a decrease in gain on sale of loans. Gain on sale of loans decreased due to (i) a lower percentage of securitizations versus whole loan sales for the nine months ended September 30, 2000 compared to the same period a year ago; and (ii) a $21.2 million write-down in the carrying value of the Company's residual interests recorded in the second quarter of 2000. Offsetting the decrease in gain on sale of loans, servicing income increased from $33.3 million for the nine months ended September 30, 1999 to $59.4 million for the nine months ended September 30, 2000. The increase in servicing income is attributable to growth in the servicing portfolio, as well as an increase in residual interests in securitizations held by the Company.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

--------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended
--------------------------------------------------------------------------------------------------
                                                                             September 30,
--------------------------------------------------------------------------------------------------
                                                                         2000             1999
--------------------------------------------------------------------------------------------------
Gain from whole loan sale transactions.............                    $ 50,590         $  27,051
--------------------------------------------------------------------------------------------------
Non-cash gain from securitizations..................                     54,035           126,425
--------------------------------------------------------------------------------------------------
Non-cash gain from servicing asset..................                      5,873            12,940
--------------------------------------------------------------------------------------------------
Cash gain (loss) from securitization/NIMS..........                       2,062            (3,575)
--------------------------------------------------------------------------------------------------
Securitization expenses...............................                   (4,590)          (10,519)
--------------------------------------------------------------------------------------------------
Accrued interest.......................................                  (7,201)          (12,417)
--------------------------------------------------------------------------------------------------
Provision for losses...................................                 (13,226)           (5,787)
--------------------------------------------------------------------------------------------------
General valuation provision for NIR................                            -          (13,000)
--------------------------------------------------------------------------------------------------
Market value adjustment of residual securities.....                     (21,197)                -
--------------------------------------------------------------------------------------------------
Non-refundable loan fees............................                     46,773            40,167
--------------------------------------------------------------------------------------------------
Premiums paid........................................                   (21,349)          (16,614)
--------------------------------------------------------------------------------------------------
Origination costs.....................................                  (50,300)          (47,600)
--------------------------------------------------------------------------------------------------
Hedging losses........................................                        -            (2,181)
--------------------------------------------------------------------------------------------------
Gain on sale of loans                                                  $ 41,470         $  94,890
----------------------------------------------------------------------============================

Whole loan sales increased to $2.1 billion for the nine months ended September 30, 2000, from $862.3 million for the corresponding period in 1999. This increase is the result of a change in the mix of whole loan sales versus securitizations. Loans sold through whole loan sales increased to 66.9% of total loan sales in the nine months ended September 30, 2000, compared to 28.3% for the corresponding period in 1999.

Interest income increased to $51.6 million for the nine months ended September 30, 2000, from $45.0 million for the same period in 1999, primarily due to increased interest income from loans held for sale. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the nine months ended September 30, 2000 is the result of both a higher average inventory of loans held for sale compared to the corresponding period in 1999, and an increase in the weighted average coupon rate of the loans receivable held for sale.

Servicing income increased to $59.4 million for the nine months ended September 30, 2000, from $33.3 million for the nine months ended September 30, 1999. This increase resulted from the increase in securitizations, under which the Company retains ownership of the servicing rights and the residual interests. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. For the nine months ended September 30, 2000, the servicing portfolio averaged $6.0 billion, compared to $4.5 billion for the nine months ended September 30, 1999. In addition, residual interests in securitizations increased from an average of $235 million for the nine months ended September 30, 1999 to an average of $391 million for the nine months ended September 30, 2000.

Total expenses increased to $147.1 million for the nine months ended September 30, 2000, from $117.7 million for the nine months ended September 30, 1999. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings, as well as the increase in interest rates on warehouse borrowings. General and administrative expenses increased from 1999 to 2000 due to (i) higher loan origination volume in the nine months ended September 30, 2000 compared to the same period in 1999; and
(ii) the costs incurred to develop the Company's internet-based lending initiatives.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company originated and purchased $1.1 billion in loans for the three months ended September 30, 2000, compared to $1.2 billion for the three months ended September 30, 1999. Loans originated and purchased through the Company's Wholesale Division were $766.7 million, or 73.0%, of total originations and purchases for the three months ended September 30, 2000. Loans originated through the Company's Retail Division and the Primewest and Anyloan subsidiaries were $284.1 million, or 27.0%, of total originations and purchases for the three-month period. For the same period in 1999, Wholesale and Retail originations and purchases totaled $823.6 million, or 71.1% and $334.0 million, or 28.9%, respectively, of total originations and purchases.

Total revenues for the three months ended September 30, 2000 decreased to $57.2 million, from $63.0 million for the three months ended September 30, 1999. This decrease was due to a decrease in loans sold through securitization versus whole loans sales in 2000, partially offset by the increase in servicing revenues due to the increase in the mortgage loan servicing portfolio and the portfolio of residual interests in securitizations. Gain on sale of loans decreased to $20.3 million for the three months ended September 30, 2000 from $35.3 million for the three months ended September 30, 1999, due to the decrease in the percentage of securitizations, as well as decreases in securitization gains recorded in 2000.

The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

-----------------------------------------------------------------------------------------------
                                                                       Three Months Ended
-----------------------------------------------------------------------------------------------
                                                                          September 30,
-----------------------------------------------------------------------------------------------
                                                                      2000             1999
-----------------------------------------------------------------------------------------------
Gain from whole loan sale transactions.............                 $ 17,454          $  3,790
-----------------------------------------------------------------------------------------------
Non-cash gain from securitizations..................                  18,919            51,292
-----------------------------------------------------------------------------------------------
Non-cash gain from servicing asset..................                   2,735             5,478
-----------------------------------------------------------------------------------------------
Cash gain (loss) from securitization/NIMS..........                    2,062               127
-----------------------------------------------------------------------------------------------
Securitization expenses...............................                (1,540)           (4,089)
-----------------------------------------------------------------------------------------------
Accrued interest.......................................               (3,397)           (5,564)
-----------------------------------------------------------------------------------------------
Provision for losses...................................               (7,376)           (2,199)
-----------------------------------------------------------------------------------------------
Non-refundable loan fees............................                  16,804            14,900
-----------------------------------------------------------------------------------------------
Premiums paid........................................                 (6,596)           (7,627)
-----------------------------------------------------------------------------------------------
Origination costs......................................              (18,800)          (18,900)
-----------------------------------------------------------------------------------------------
Hedging losses........................................                     -            (1,933)
-----------------------------------------------------------------------------------------------
Gain on sale of loans                                               $ 20,265         $  35,275
--------------------------------------------------------------------===========================

Whole loan sales increased to $756.3 million for the three months ended September 30, 2000, from $189.7 million for the corresponding period in 1999. This increase is the result of a change in the Company's mix of whole loan sales versus securitizations. Loans sold through whole loan sales increased to 66.3% of total loan sales in the three months ended September 30, 2000, compared to 15.3% for the corresponding period in 1999.

Interest income decreased slightly to $15.3 million for the three months ended September 30, 2000, compared to $16.0 million for the same period in 1999, primarily due to a decrease in the average inventory of loans receivable held for sale that resulted from the Company spreading its whole loan sales activity throughout the quarter in 2000. Sales in the third quarter of 1999 were concentrated at the end of the quarter.

Servicing income increased to $21.0 million for the three months ended September 30, 2000, from $11.7 million for the three months ended September 30, 1999. This increase resulted from the increase in securitizations, pursuant to which the Company retains ownership of the servicing rights and the residual interests. Servicing income reflects servicing fees received on loans sold or securitized by the Company, net of amortization of mortgage servicing assets, as well as income recognized on residual cash flows from securitizations. For the three months ended September 30, 2000, the servicing portfolio averaged $6.0 billion, compared to $4.9 billion for the three months ended September 30, 1999. In addition, residual interests in securitizations increased from an average of $271 million for the three months ended September 30, 1999 to an average of $399 million for the three months ended September 30, 2000.

Total expenses increased to $48.9 million for the three months ended September 30, 2000, from $42.7 million for the three months ended September 30, 1999. The increase in total expenses was primarily the result of an increase in interest expense due to higher average outstanding subordinated debt, as well as the increase in interest rates on warehouse borrowings, partially offset by a decrease in the average inventory of loans receivable held for sale.

RESIDUAL SECURITIES

The carrying value of the Company's residual securities at September 30, 2000 and December 31, 1999 is summarized below (dollars in thousands):

-------------------------------------------------------------------------------------------------------
                                                                    September 30,          December 31,
-------------------------------------------------------------------------------------------------------
                                                                         2000                  1999
-------------------------------------------------------------------------------------------------------
Carrying value of securities                                             405,394               369,689
-------------------------------------------------------------------------------------------------------
Less: general valuation allowance for NIR                                      -                (5,000)
-------------------------------------------------------------------------------------------------------
   Net book value                                                    $   405,394           $   364,689
---------------------------------------------------------------------==================================

In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security and adjusts the carrying value of the securities based on actual experience and trends in the industry. During the second quarter of 2000, the Company recorded a market value adjustment to its residual interests in securitizations of $26.2 million, $5.0 million of which was a charge-off of the general valuation allowance for NIRs. The market value adjustment resulted from
(i) increases in interest rates which decreased cash flow from the excess spread between the interest rates on the mortgage loans and the rates paid to the bondholders in the adjustable rate securities; and (ii) the Company's decision to increase, by 1%, the discount rate used to establish the carrying value of its securities.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans.

WAREHOUSE LINE OF CREDIT. In May 2000, the Company renewed its $265.0 million warehouse line of credit led by U.S. Bank National Association, with an expiration date in May 2001 and an interest rate equal to the one month LIBOR plus 1.25%. At September 30, 2000, the balance outstanding under the warehouse line of credit was $178.7 million.

Borrowings under the warehouse line are secured by first and second mortgages funded through the facility. Within seven days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan as valid collateral in calculating the

Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of September 30, 2000, the Company's "zero-collateral" balance was not material, and did not affect the Company's liquidity.

The warehouse line is contingent upon having a committed "take-out" - generally a committed aggregation facility or a forward sale commitment - for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) the outstanding principal balance of the loan and (ii) the take-out commitment level minus three percent. In the third and fourth quarter 2000, the Company has had qualifying take-outs in the form of forward sale commitments at prices in excess of 103% of the outstanding principal balance of the financed loans. Accordingly, the Company's advance rate under the warehouse facility has been 100% of the outstanding principal balance of the loans financed. If the Company is unable to maintain forward commitments at a price of 103% or higher, then the Company may be required to rely on its committed aggregation facilities as its qualifying "take-outs" under the warehouse line of credit. This would most likely cause the advance rate on the warehouse line to fall from 100% of the outstanding principal balance to approximately 98% of the outstanding principal balance. The negative cash impact of such an occurrence could have a material adverse impact on the Company's results of operations, business and financial condition.

In October 2000, an institutional investor, Brookhaven Capital Management, filed a Form 13D with the Securities and Exchange Commission reporting that Brookhaven and its affiliates owned approximately 6.9 million shares of the Company's Common Stock, representing approximately 37 percent of the total voting power of the Company's outstanding securities. This filing triggered a technical default under the Company's warehouse line of credit, which provides that any accumulation of securities representing more than 35% of the total voting power of the Company constitutes an event of default. The Company obtained a temporary waiver of this default from the lenders in the warehouse credit facility. The Company then cured the default by obtaining an irrevocable proxy from Brookhaven and its affiliates that grants two of the Company's executive officers, Robert Cole and Brad Morrice, the power to vote all shares held by the Brookhaven entities in excess of 34.9% of the total voting power of the Company's outstanding securities as directed by the Board.

AGGREGATION AND RESIDUAL FINANCING FACILITIES. As of September 30, 2000, the Company also had a $600.0 million aggregation facility with Salomon Smith Barney (Salomon), which bears interest at a rate generally equal to the one month LIBOR plus 1.25%. This facility expires on December 31, 2000, but can be terminated by Salomon upon 28 days written notice. The Company is currently negotiating its renewal or extension with Salomon, and is also negotiating an additional aggregation facility with another investment bank. If the Company is unable to renew the Salomon facility or establish a suitable replacement facility, the resulting loss in borrowing capacity could have a material adverse impact on the Company's results of operations, business and financial condition. The Company also has a $25.0 million Master Loan and Security Agreement with Salomon secured by delinquent or problem loans and REO properties. The facility expires in March 2001 and bears interest at a rate equal to the one month LIBOR plus 2.00%. The balance of the combined Salomon facilities as of September 30, 2000 was

$234.4 million.

During the second quarter of 2000, the Company renewed its aggregation and residual financing facility with Greenwich Capital Markets (Greenwich). The aggregation facility totals $300.0 million, and bears interest at a rate equal to the one-month LIBOR plus 1.25%. The facility is structured as a loan and security agreement and consists of a $200 million committed portion and a $100 million uncommitted portion. It expires in June 2001. At September 30, 2000, the balance outstanding under the aggregation facility was $4.7 million.

As of September 30, 2000, the Company also had an aggregation and residual financing facility with PaineWebber Real Estate Securities, Inc. (PaineWebber). The $300 million facility is structured as a loan and security agreement and bears interest at a rate based on the one month LIBOR. The facility has an indefinite term, and the entire amount is uncommitted. As of September 30, 2000, the balance outstanding under this facility was $9.6 million.

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

As of September 30, 2000, the Company had residual financing arrangements with Salomon, Greenwich, PaineWebber and Countrywide Securities Corporation (Countrywide), whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interests from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The Greenwich residual financing facility has an aggregate limit of $21 million and expires on November 21, 2000. The PaineWebber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The Countrywide facility is structured as a rolling monthly repurchase agreement. The facilities bear interest at a rate based on the one month LIBOR. At September 30, 2000, the balance outstanding under these facilities was $188.1 million.

The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the aggregation lines and the residual financing facilities in order to finance its continued operations. If any of Salomon, U.S. Bank, Greenwich, PaineWebber or Countrywide decided not to renew its credit facility with the Company or significantly curtailed its lending to the Company, the loss of borrowing capacity could have a material adverse impact on the Company's results of operations, business and financial condition, unless the Company found a suitable alternative source. Likewise, these facilities generally include cross-default clauses. Therefore, the Company's breach or default under one facility could trigger defaults under one or more of the Company's other financing facilities. Such defaults, if not waived by the applicable lenders, would have a material adverse impact on the Company's results of operations, business and financial condition.

In addition, the amount of financing the Company receives under its warehouse, aggregation and residual financing facilities depends on the lender's valuation of the mortgage loans or residual interests securing the borrowings. Each lender has the right to reevaluate the collateral securing the borrowings at any time and, if it determines that the collateral value has decreased, to initiate a margin call. In the case of the Company's residual financing, the residual values are ordinarily reevaluated monthly, although the lenders have the discretion to revalue the collateral at any time. As interest rates have risen over the last few quarters, the Company has received a number of relatively small margin calls that have required the Company to repay a portion of its residual borrowings within 24 hours. In addition, in late July 2000, Salomon required the Company to make a mandatory prepayment of approximately $5 million on its residual financing. As a result, for four days the Company failed to comply with the requirement in its U.S. Bank warehouse credit agreement that it must maintain cash and liquidity of not less than $10 million both before and after giving effect to any mandatory prepayment of principal under any residual financing agreement. The Company received a waiver of this violation from its warehouse lenders, and was in compliance with the covenant by the end of July. Any future margin call or margin calls under any of the Company's financing arrangements could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

The Company's warehouse and aggregation lenders also have substantial authority to determine the characteristics of the loans that will qualify as collateral under their agreements. In the past few quarters, consistent with industry trends, those guidelines have tightened to exclude certain high-cost mortgages, loans to borrowers at the extreme low end of the credit spectrum, smaller loans and other loans perceived to be high risk by the lenders. Consequently, it is now more difficult for the Company to originate those loans. To the extent the Company cannot originate the full spectrum of non-prime mortgage loans for its key brokers, those relationships could be strained and some brokers could elect to curtail their business with the Company. This in turn could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

OTHER FACILITIES. In addition to the warehouse, aggregation and residual financing facilities, the Company also has a $10 million financing facility with U.S. Bank secured by servicing advance receivables and delinquent mortgage loans not financed elsewhere. The facility is structured as a weekly rolling repurchase agreement, with the repurchase price based on an interest rate of 12%. U.S. Bank may terminate the facility at any time in its sole discretion. Termination of this facility could have a material adverse impact on the Company's results of operations, financial condition and business prospects unless the Company were able to secure suitable replacement financing. As of September 30, 2000, the balance outstanding under this facility was $10.0 million.

The Company also has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of September 30, 2000, the balance outstanding under this facility was $1.7 million, and the weighted-average interest rate was 9.29%.

The Company has various non-revolving operating lease agreements totaling $19.1 million at September 30, 2000, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance.

INDUSTRY LIQUIDITY ENVIRONMENT. Although the Company has access to numerous financing sources, the financing environment for non-prime mortgage lenders in general remains unfavorable by historical standards. Some large non-prime lenders have gone out of business while others have reported losses and have drastically decreased their operations. In this environment, lenders who have historically been active in this sector have been much more conservative in their decisions to extend credit to non-prime originators. In addition, as whole loan prices have fallen, lenders have gradually reduced the levels at which they will lend against mortgage loans and residual interests. This reduction in advance rates has had a negative effect on the Company's cash flow. Such lower advance rates appear likely to persist.

STRATEGY. The Company has employed a variety of strategies to deal with the more difficult financing environment and to permit the Company to pursue its desired secondary marketing strategy. In order to reduce its reliance on single sources of aggregation, warehouse and residual financing, the Company established the Greenwich, PaineWebber and Countrywide facilities. The Company has also adjusted its secondary marketing strategy to sell a greater portion of its loan production for cash in whole loan sales. In addition, the Company has devoted significant efforts to reducing its origination costs. The "all-in acquisition cost" per loan - defined as the sum of fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, net of points and fees received from borrowers, all divided by total production volume - was 2.99% for the third quarter of 2000, a slight increase compared to the second quarter of 2000, and a substantial decrease from the first quarter of 2000. The Company is continuing its efforts to further decrease the all-in acquisition cost during the remainder of 2000.

PAINEWEBBER ENGAGEMENT. Another element of the Company's liquidity strategy is to raise additional capital. In June 2000, the Company announced that it had retained PaineWebber Incorporated to explore strategic options including raising additional equity and/or debt capital or a possible sale of the Company. To date the engagement has not resulted in the announcement or completion of a transaction.

The Company expects that the PaineWebber engagement will be concluded by the end of the fourth quarter, whether or not it has resulted in the announcement of any sort of transaction. There can be no assurance that the Company will be able to raise capital or consummate a sale, or that any such transaction would be at a price equal to or higher than the current market price for the Company's Common Stock. Likewise, there can be no assurance that any such transaction could be negotiated and completed in time to address the Company's short-term capital needs. If the Company is unable to raise additional capital or complete a sale, the Company expects it will continue to operate by adopting a 100% whole loan strategy and through possible additional cost reductions. However, the lack of additional capital could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

In addition, the uncertainty stemming from the Company's announcement of the PaineWebber engagement has raised concerns among some of the Company's loan buyers and other business counterparts. A few of these parties have insisted on more restrictive business terms than in the past. These restrictive terms have placed additional stress on the Company's cash flow.

CASH FLOW. For the nine months ended September 30, 2000, the Company's operations used approximately $35.9 million in cash, which is primarily attributable to cash invested in OC accounts, as well as over $10 million in available borrowing capacity not drawn down as of September 30, 2000. The Company records a residual interest in securitization and recognizes a gain on sale when it effects a securitization, but only receives the cash representing such gain over the life of the loans securitized. In order to support its loan origination, purchase and securitization programs, the Company is required to make significant cash investments that include the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) fees and expenses incurred in connection with the securitization and sale of loans including over-collateralization requirements for securitization; (iii) commissions paid to sales employees to originate loans; (iv) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (v) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to begin receiving cash flows until May 2001; and (vi) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

In order for the Company to maintain adequate liquidity, from time to time U.S. Bank has temporarily expanded the Company's borrowing capacity under its $10 million repurchase agreement by allowing the Company to pledge additional collateral. In addition, the Company has had to time certain loan sales in order to maintain adequate cash and liquidity at various times during the quarter.

At current cash usage levels, there can be no assurance that the Company's month end liquidity level will not drop below the $10 million level required under its U.S. Bank warehouse agreement.

If the Company breaches this covenant, the Company intends to seek appropriate waivers from U.S. Bank and its other lenders. However, there can be no assurance that such waivers would be obtained. If such waivers were not obtained, the warehouse line and the Company's other principal financing facilities could be terminated. Unless the Company were able to secure replacement facilities, this would have a material adverse effect on the Company's results of operations, financial condition and business prospects, and could negatively affect the Company's ability to continue to operate as a going concern.

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

If the Company's liquidity position tightens, the Company believes that the Company may be able to improve its cash flows by selling 100% of its production in whole loan sales and by tailoring its production to conform to the guidelines of whole loan buyers. This belief assumes that current whole loan pricing levels continue, servicing cash flows remain strong and that the Company can maintain its financing relationships.

The Company's cash position could also be negatively affected if Salomon exercises it call option with respect to the Company's 1998-NC5 securitization and the accompanying NIMS transaction, NC Finance Trust 1998-II. Under the applicable Pooling and Servicing Agreement, Salomon, as holder of the Call Class, has the right starting in January 2000 and on every third month thereafter, to exercise the call option. If Salomon exercises the call option, the various bondholders will be repaid the remaining principal balance on their certificates. In such case, the funds the Company receives for its Class E bond issued in the NC Finance Trust 1998-II transaction could be insufficient to repay Salomon its borrowings secured by the bond. In such case, the Company would have to find alternative sources of cash to repay Salomon or negotiate different payment terms.

U.S. BANCORP INVESTMENT AND STRATEGIC ALLIANCE

U.S. Bancorp, a bank holding company with total assets of approximately $83 billion, and its affiliates hold convertible preferred stock, common stock and warrants in the Company that, if exercised, would total over 27% of the Company's outstanding common stock.

Prior to the third quarter, the Company had also received $35 million in subordinated debt from U.S. Bank National Association, an affiliate of U.S. Bancorp. The Company received additional $2.5 million installments of subordinated debt from U.S. Bank in the third and fourth quarters of 2000. The subordinated debt bears interest at 12% and matures in June 2002.

On October 4, 2000, Firstar Corp., a financial holding company with approximately $74.5 billion in total assets, announced that it had agreed to purchase U.S. Bancorp. The companies expect the transaction to close in the first quarter of 2001. The Company does not know what, if any, impact the merger will have on its business relationship with U.S. Bank.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

There are a wide variety of proposed laws and regulations at the federal, state and local levels designed to curb predatory lending practices. Although the proposals are well-intentioned, many of them go beyond curbing predatory practices to restrict legitimate lending activities including some of the Company's activities. For example, some of these proposals would prohibit prepayment charges. Others would restrict a borrower's ability to elect to finance fees and points in the loan amount. If adopted in their current form, these proposed laws and regulations would reduce the Company's loan origination volume, which in turn would have a material adverse impact on the Company's results of operation, financial condition and business prospects.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, the Company had $405.4 million in residual interests in securitizations and $23.5 million in mortgage servicing assets which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements - Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease. The Company also has loans receivable held for sale and outstanding borrowings which subject the Company to market risk. Loans receivable held for sale are generally sold, and the related borrowings repaid, within three months.

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

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

                  On April 28, 2000 the Company issued U.S. Bank 37,500 warrants in consideration of U.S. Bank lending to the Company an additional $5,000,000 of subordinated debt. The warrants are fully vested and are exercisable at $6.875 per share at any time prior to April 28, 2005. The sale and issuance of the warrants were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

                  On July 26, 2000 the Company issued U.S. Bank 18,750 warrants in consideration of U.S. Bank lending to the Company an additional $2,500,000 of subordinated debt. The warrants are fully vested and are exercisable at $9.2188 per share at any time prior to April 28, 2005. The sale and issuance of the warrants were exempt from the registration requirements of the Securities Act by virtue of
                  Section 4(2) of the Securities Act and Regulation D thereunder.

                  On October 30, 2000 the Company issued U.S. Bank 18,750 warrants in consideration of U.S. Bank lending to the Company the final $2,500,000 installment of subordinated debt. The warrants are fully vested and are exercisable at $11.75 per share at any time prior to April 28, 2005. The sale and issuance of the warrants were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

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

                                         NEW CENTURY FINANCIAL CORPORATION


DATE:   November 13, 2000                By:     /s/ Brad A. Morrice
                                               --------------------------------
                                               Brad A. Morrice
                                               President


DATE:   November 13, 2000                By:     /s/ Edward F. Gotschall
                                               --------------------------------
                                               Edward F. Gotschall
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                Description of
Number                    Exhibit
-------               -----------------
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

* 4.1           Specimen Stock Certificate

*****4.2        Specimen Series 1998A Convertible Preferred Stock Certificate

***4.3          Specimen Series 1999A Convertible Preferred Stock Certificate

10.1            Global Master Repurchase Agreement dated as of December 11, 1998
                Between Salomon Smith Barney Inc. as Agent for Salomon Brothers
                International Limited and NC Capital Corporation

10.2 Global Master Repurchase Agreement dated as of December 11, 1998 between Salomon Smith Barney Inc. as Agent for Salomon Brothers
                International Limited and NC Residual II Corporation

10.3            Warrant, dated April 28, 2000, issued to U.S. Bank National
                Association (650,000 shares)

10.4            Warrant, dated April 28, 2000, issued to U.S. Bank National
                Association (37,500 shares)

10.5            Warrant, dated July 18, 2000, issued to U.S. Bank National
                Association

10.6            Warrant, dated October 30, 2000, issued to U.S. Bank National
                Association

10.7 Amendment Number Two to Residual Financing Facility Agreement, dated September 28, 2000 by and among NC Capital Corporation and
                Greenwich Capital Financial Products, Inc.



10.8 Amendment Number Three to Residual Financing Facility Agreement, dated October 31, 2000 by and among NC Capital Corporation and
                Greenwich Capital Financial Products, Inc

10.9            Amendment to Letter Agreement by and between Salomon Brothers
                Realty Corp, NC Capital Corporation and New Century Mortgage
                Corporation, dated April 1, 2000

10.10           Irrevocable Proxy, dated November 11, 2000, executed by
                Brookhaven Capital Management, LLC, Watershed Partners, L.P. and
                Vincent A. Carrino

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