Form 10-K
period 2000-12-31
NEW CENTURY FINANCIAL CORP
filed 2001-04-02
CIK 1036075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-22633

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	33-0683629 (I. R. S. Employer Identification Number)
18400 Von Karman, Suite 1000, Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant's telephone number, including area code:  (949) 440-7030

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 23, 2001 was approximately $22.9 million based on the closing sales price for the Common Stock on such date of $10.31 as reported on the Nasdaq National Market.

    As of March 23, 2001, the Registrant had 14,893,198 shares of Common Stock outstanding.

    PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000.

PART I

ITEM 1. BUSINESS

GENERAL

    New Century Financial Corporation ("New Century" or the "Company") is a specialty finance company that, through its subsidiaries, originates, purchases, sells and services sub-prime mortgage loans secured primarily by first mortgages on single-family residences. The Company was incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

ORIGINATIONS AND PURCHASES.  The Company originates and purchases loans through both wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of the Company's New Century Mortgage Corporation subsidiary as well as through its subsidiary, Worth Funding Inc. Wholesale originations represented 73.3% of the Company's total originations and purchases in 2000. Retail originations are made through New Century Mortgage's network of branch offices, through its Central Retail Division and from applicants directed to New Century Mortgage through the Company's subsidiary, The Anyloan Company, including its anyloan.com website. Retail originations represented 26.7% of the Company's total originations and purchases in 2000. All of the Company's loans are secured by first or second mortgages on one-to-four family residences.

THE TYPICAL BORROWER.  The Company's borrowers generally have considerable equity in the property securing their loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional methods, and who prefer the prompt and personalized service provided by the Company.

UNDERWRITING.  Although the Company's underwriting guidelines include six levels of credit risk classification, approximately 68.3% of the principal balance of the loans originated and purchased by the Company in 2000 were to borrowers within the Company's three highest credit grades. Of the Company's loans originated or purchased during 2000, 94.6% were secured by borrowers' primary residences. The average loan-to-value ratio on loans originated and purchased by the Company in 2000 was approximately 78.6%. Approximately 95.3% of the loans originated and purchased by the Company during 2000 were secured by first mortgages, and the remainder were secured by second mortgages. Approximately 80.6% of the loans originated and purchased by the Company in 2000 were refinances of existing loans, while the remaining 19.4% represented loans for a borrower's purchase of a residential property.

LOAN SALES AND SECURITIZATIONS.  NC Capital Corporation ("NC Capital"), a subsidiary of New Century Mortgage, is the Company's secondary marketing channel. NC Capital has sold virtually all of the Company's loan production through a combination of securitizations and bulk sales of whole loans to institutional purchasers. In 2000, whole loan sales accounted for 75.3% of total loan sales, and securitizations accounted for the balance of loan sales.

SERVICING AND RESIDUAL INCOME.  The Company also receives revenue from servicing its loans on behalf of the loan purchasers. At the end of 2000, the Company's servicing portfolio, including loans held for sale, totaled $6.1 billion. Servicing and residual income also includes interest earned on the Company's residual interests in securitizations. The Company's residual interests averaged $385.5 million during

2000. In 2000, servicing revenues totaled $80.0 million, and accounted for 48.8% of the Company's total revenues. Of the $80 million, $49.9 million represented interest on residual securities and $30.1 million was from servicing fees and related income.

    In March 2001, the Company sold the servicing rights on approximately $4.8 billion of its servicing portfolio to Ocwen Federal Bank FSB for $19.7 million. The transfer of the Company's servicing portfolio to Ocwen's Orlando, Florida servicing platform is scheduled to be completed by August 1, 2001. After the transfer, the Company will no longer recieve servicing fees and related income on this portion of the portfolio, but the Company will still continue to receive the interest on the residual securities.

NET INTEREST INCOME.  In 2000 the Company earned $11.3 million in net interest income (excluding interest expense on residual financing, $16.1 million), which represented approximately 6.9% of the Company's total revenues. Net interest income is earned on loans held in inventory for sale.

INSURANCE PREMIUMS.  The Company also receives commissions on collateral protection insurance that the Company purchases when its borrowers fail to maintain property and flood insurance themselves. In 2000, the Company received $1.7 million in these commissions.

GROWTH AND OPERATING STRATEGIES

    In 2000, the Company recorded a loss of $23.0 million on total revenues of $163.9 million. The loss was largely due to $67.0 million in adjustments to the carrying value of the Company's residual securities. Despite the financial results, the Company's business experienced a number of significant developments during 2000:

MANAGEMENT REORGANIZATION.  In the fourth quarter of 2000 and first quarter of 2001, the Company announced several senior management changes. Brad Morrice, Vice Chairman and President of the Company assumed the additional role of Chief Operating Officer and also became the sole Chairman and Chief Executive Officer of New Century Mortgage Corporation. In addition, the Company appointed a new Chief Credit Officer and Chief Administrative Officer, utilizing the management talent already existing within the Company.

CONSOLIDATION OF OPERATIONS.  During 2000, the Company merged its Primewest subsidiary into its New Century Mortgage subsidiary. The former Primewest operations have now been consolidated with the Company's other direct retail operations into a Central Retail Division. Likewise, The Anyloan Company's anyloan.com operation has eliminated its duplicative corporate and IT services, and instead receives those services from New Century Mortgage.

REDUCING ALL-IN ACQUISITION COSTS PER LOAN.  The Company reduced its "all-in acquisition cost" from 3.46% for the quarter ended December 31, 1999 to 2.72% for the quarter ended December 31, 2000. The Company defines the "all-in acquisition cost" as the fees paid to wholesale brokers and correspondents, direct loan origination costs (including commissions and corporate overhead costs), less the sum of points and fees received from retail borrowers, divided by total production volume. The Company achieved this reduction through a combination of (i) decreasing corporate overhead and commission expense, (ii) reducing marketing costs, (iii) consolidating operations, (iv) adjusting the fee structure, (v) closing unprofitable branches, and (vi) reducing staff from 1,770 at December 31, 1999 to 1,511 at December 31, 2000.

SECONDARY MARKETING TRANSITION.  During 2000, the Company transitioned from securitizing the majority of its loans to selling the vast majority of production for cash in whole loan sales. This transition assisted in increasing the Company's cash revenues and reducing the need for additional capital or borrowings in order to fund its operations. During 2001, the Company plans to continue to focus its secondary marketing on sales strategies that will optimize liquidity.

ADJUSTMENTS TO UNDERWRITING GUIDELINES.  During 2000, the Company adjusted its underwriting guidelines to concentrate on originating loans that command a higher secondary market value. The Company's gain on sale from whole loan sales increased from 2.61% for the quarter ended December 31, 1999 to 3.03% for the quarter ended December 31, 2000, partly as a result of these efforts. The Company has also devoted efforts to reducing the number of loans it sells at a discount due to document errors, borrower fraud or other reasons.

ESTABLISHMENT OF INSURANCE AGENCY.  During 2000, the Company established an insurance agency in order to be able to earn commissions on certain insurance products offered to the Company's borrowers.

STRATEGIES FOR 2001

    The Company's strategies for returning to profitability in 2001 include:

SALE OF SERVICING RIGHTS.  In March 2001, the Company sold the servicing rights on approximately $4.8 billion of its servicing portfolio, comprised of 25 separate asset-backed securities, to Ocwen Federal Bank FSB for $19.7 million. The Company will retain approximately $1 billion in mortgage servicing rights on loans that have not been securitized. These servicing rights may be sold to Ocwen in future periods. Ocwen also purchased the Company's outstanding servicing advance receivables and assumed responsibility for all future servicing advance obligations on those 25 asset-backed securities. As part of the transaction, the Company also agreed to sell Ocwen servicing rights with respect to up to $3 billion in mortgage loans between March 2001 and December 31, 2002 at a price to be determined based on the characteristics of those servicing rights. With the cash proceeds from the Ocwen transaction, the Company was able to (i) repay the portion of its warehouse line of credit secured by servicing advances, (ii) repay the outstanding balance on its $22.5 million working capital line of credit with US Bank, (iii) purchase interest rate "hedge" protection for the residual cash flows, and (iv) increase its liquidity.

    Ocwen is one of the country's highest-rated specialty servicers and has a strong capital position. The Company believes that it will provide bondholders and loan buyers with greater comfort that the servicer will be able to achieve consistent collateral performance throughout the life of the loans. The transfer of the Company's servicing portfolio to Ocwen's Orlando, Florida servicing platform is scheduled to be completed by August 1, 2001. There can be no assurance that the parties will be able to complete the transfer by that date.

IMPROVE BORROWING TERMS AND REDUCE DEBT.  Also in March 2001, the Company restructured approximately $130 million of existing residual financing. The restructuring reduces the Company's exposure to margin calls on the residual financing and provides for an orderly repayment schedule with full repayment by December 31, 2002. In addition, as part of the debt restructuring, US Bank extended the maturity of its $40 million of subordinated debt from June 2002 to December 31, 2003. As a result, the repayment schedule for the residual and subordinated debt more closely tracks the projected cash flows from the Company's residual securities. Based on projected cash flows used to value the Company's residual securities, residual financing will be reduced to below $100 million by year-end 2001.

CONTINUE REDUCING COSTS.  The Company continues to focus its efforts on reducing its all-in loan acquisition costs to its 2001 target of 2.50% through additional staff reductions, process consolidation and automation.

CONTINUE CASH-ORIENTED SECONDARY MARKETING STRATEGY.  During 2001, the Company plans to continue to focus its secondary marketing on sales strategies that will optimize liquidity. The Company has adjusted its underwriting guidelines to match those of whole loan buyers, which should help to improve the net execution value. The Company is also executing forward loan sales strategies to expand relationships and manage its net margins. Finally, the Company is exploring securitization strategies that generate immediate cash in excess of origination costs and that do not require residual financing.

REDUCE LOANS SOLD AT DISCOUNT.  The Company plans to devote significant efforts to reducing the number of loans the Company sells at a discount to par value and also reduce the severity of the losses on the loans that are sold at less than par. Loans are typically sold at a discount when (i) there are technical deficiencies in the loan documentation, (ii) the loans have characteristics that are outside the guidelines of whole loan buyers, or (iii) the borrower defaults on the first payment. In order to accomplish these objectives, the Company has appointed a corporate level Chief Credit Officer, improved the analytics used in evaluating discount loans and eliminated products resulting in disproportionately high levels of discount loans.

IMPROVE CASH FLOW.  The Company's objective is to achieve cash flow positive operations in 2001. The Company's strategies for achieving this goal include: (i) selling a significant portion of the Company's loan production for cash through whole loan sales, (ii) improving the credit quality of the Company's loan production, (iii) continuing to reduce its all-in loan acquisition costs, (iv) concentrating on originating higher-value loans and reducing low-margin production, (v) improving the ratio of loans funded over total loans submitted, and (vi) evaluating securitization alternatives that could yield net cash proceeds to the Company equal to or greater than the proceeds received through whole loan sales, with no additional residual financing required.

LOAN ORIGINATIONS AND PURCHASES

    The Company originates and purchases loans through New Century Mortgage's traditional Wholesale Division, through its Worth Funding Inc. subsidiary, its traditional Retail Branch Operations Division and the Central Retail Division. These divisions originate and purchase loans as follows:

The Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondents solicited by the Division's account executives. These account executives provide on-site customer service to the broker to facilitate the funding of the loan.

Worth Funding originates and purchases loans by soliciting and servicing brokers through its centralized telemarketing approach, operating from one central office where all decisions can be made promptly.

The Retail Branch Operations Division originates loans direct to the consumer through the Company's 69 retail branch offices located in 26 states.

The Central Retail Division originates, processes and underwrites home mortgage loans nationwide. Loan Officers fulfill customer requests, operating from one central office. Leads are generated through radio, direct mail, telemarketing and the Company's websites.

WHOLESALE AND WORTH FUNDING.  During 2000, the Company's wholesale originations and purchases totaled $3.0 billion, or 73.3% of the Company's total loan production, including $123.5 million, or 3.0%, originated through Worth Funding, which was acquired by the Company in March 2000. As of December 31, 2000, the Wholesale Division was operating through five regional operating centers located in Southern California, Northern California, Chicago, Illinois, Englewood, Colorado, and Tampa, Florida and through 21 additional sales offices located in Alabama, California, Idaho, Indiana, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada, New Mexico, Ohio (2), Oregon, Tennessee, Texas (2), Virginia, Washington (2), and Wisconsin, employing a total of 126 account executives. As of December 31,

2000, the Company had relationships with approximately 6,184 approved mortgage brokers and during 2000 originated loans through approximately 4,900 brokers. During 2000, New Century's ten largest producing brokers originated approximately 8.0% of the Company's loans, with the largest broker accounting for approximately 1.3% of the Division's production.

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

    Mortgage brokers generally submit loan applications to an account executive in one of the Company's sales offices. The sales office then forwards the application to the closest regional operating center where the loan is logged in for RESPA and other regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to each application as quickly as possible. If approved, the Company issues a "conditional approval" to the broker with a list of specific conditions to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and the originating New Century account executive work directly with the submitting mortgage broker to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, the Company funds loans within 30 days after approval of the application.

    The Wholesale Division also purchases closed loans on an individual or "flow" basis from independent mortgage brokers and financial institutions. The Company reviews an application for approval from each lender seeking to sell the Company a closed loan. The Company analyzes the mortgage broker's underwriting guidelines and financial condition, including its licenses and financial statements. The Company requires each mortgage broker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans such mortgage broker will sell to the Company, thereby providing the Company with representations and warranties that are comparable to those given by NC Capital to its loan purchasers.

    The following table sets forth selected information relating to loan originations through the Wholesale Division and Worth Funding during the periods shown:

	For the Quarters Ended

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Principal balance (in thousands)	$709,480	$793,172	$766,680	$772,429
Average principal balance per loan (in thousands)	$106	$113	$118	$133
Combined weighted average initial loan-to-value ratio	78.8%	79.4%	78.1%	78.9%
Percent of first mortgage loans	97.0	95.9	95.9	97.9
Property securing loans:
Owner occupied	93.2	93.9	95.0	93.7
Non-owner occupied	6.8	6.1	5.0	6.3
Weighted average interest rate:
Fixed-rate	10.9	11.5	11.5	11.3
ARMs	10.3	10.5	10.5	10.5
Margin — ARMs	6.1	6.1	6.1	6.3

Note. Worth Funding was acquired at the end of March. The quarter ending March 31, 2000 does include one Worth Funding loan.

RETAIL BRANCH OPERATIONS DIVISION AND CENTRAL RETAIL DIVISION.  During 2000, the Retail Branch Operations Division originated $797.5 million in loans, or 19.2% of the Company's total loan production. The Central Retail Division originated $313.0 million, or 7.5% of the Company's total loan production. As of December 31, 2000, the Retail Branch operations Division employed 279 retail loan officers, located in 69 sales offices in Arizona (3), California (19), Colorado, Florida (4), Georgia, Hawaii (2), Illinois (2), Kentucky, Louisiana, Massachusetts, Michigan, Minnesota (3), Missouri (2), Montana, Nevada (2), New Jersey, New Mexico, Ohio (3), Oklahoma, Oregon, Pennsylvania, Tennessee (2), Texas (8), Utah, Virginia (2), and Washington (4). As of December 31, 2000, the Central Retail Division employed 64 loan officers and The Anyloan Company employed 10 loan officers at their offices in Irvine, California.

    By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process. Loan origination fees contribute to profitability and cash flow and offset the higher costs of retail lending.

    The following table sets forth selected information relating to loan originations through the Retail Branch Operations Division and Central Retail Division during the periods shown:

	For the Quarters Ended

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Principal balance (in thousands)	$246,981	$317,204	$284,084	$262,327
Average principal balance per loan (in thousands)	$90	$88	$87	$96
Combined weighted average initial loan-to-value ratio	78.6%	78.6%	77.8%	77.1%
Percent of first mortgage loans	92.7	88.3	91.3	95.3
Property securing loans:
Owner occupied	94.1	94.8	96.2	96.1
Non-owner occupied	5.9	5.2	3.8	3.9
Weighted average interest rate:
Fixed-rate	10.6	10.7	11.0	10.8
ARMs	10.0	10.1	10.4	10.5
Margins — ARMs	6.1	6.2	6.2	6.4

MARKETING

RETAIL BRANCH MARKETING.  New Century Mortgage's Retail Branch Operations Division relies primarily on targeted direct mail and outbound telemarketing to attract borrowers. New Century Mortgage's direct mail programs are managed by a centralized staff who create a targeted mailing list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers which result from the mailings are tracked centrally and then forwarded to each branch location and handled by branch loan officers. The Division's website (www.newcenturymortgage.com) is used in the direct mail program to provide information to prospective borrowers and to allow them to complete an application online. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the applicant's credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer.

CENTRAL RETAIL MARKETING.  New Century Mortgage's Central Retail Division engages in a variety of direct response advertising, such as purchased leads from aggregators, radio advertising, direct mail, search engine placement, banner ads, e-mail campaigns and links to related websites. Central Retail also markets to New Century Mortgage's current customer base through direct mail, "statement stuffers" and outbound telemarketing. In addition, Central Retail maintains a comprehensive database on all customers with whom it has had contact and markets to these potential customers in an effort to convert them to application.

WHOLESALE MARKETING.  New Century Mortgage's Wholesale Division's marketing strategy focuses on the sales efforts of its account executives, and on providing prompt, consistent service to brokers and their customers. These efforts are supplemented with the Division's e-commerce website, direct mail and fax programs to brokers, advertisements in trade publications, in-house production of collateral sales material, seminar sponsorships, tradeshow attendance and periodic sales contests.

WORTH FUNDING MARKETING.  Worth's Funding marketing strategy relies on direct broker solicitation, fax programs as well as convention and conference attendance.

FINANCING LOAN ORIGINATIONS AND LOANS HELD FOR SALE

    The Company requires access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization. The Company relies on a $265 million short-term warehouse credit facility led by U.S. Bank National Association to fund its originations and purchases. The Company also relies on aggregation financing facilities totaling $900 million with Salomon Brothers Realty Corp. and Morgan Stanley Dean Witter Mortgage Capital Inc. to finance the loans pending their sale or securitization. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

PRODUCT TYPES

    The Company offers both fixed-rate and adjustable-rate loans ("ARMs"), as well as loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable rate. Most of the ARMs originated by the Company are offered at a low initial interest rate, sometimes referred to as a "start rate." At each interest rate adjustment date, the Company adjusts the rate, subject to certain limitations on the amount of any single adjustment and a cap on the aggregate of all adjustments.

    The Company's borrowers fall into six sub-prime risk classifications. The Company's products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification (see "Business—Underwriting Standards"). Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees and many of the Company's fixed-rate borrowers, in particular, choose to "buy down" their interest rate through the payment of additional origination fees. The Company's maximum loan amounts are generally $500,000 with a loan-to-value ratio of up to 80%. The Company does, however, offer larger loans with lower loan-to-value ratios on a case-by-case basis, and also offers products that permit a loan-to-value ratio of up to 90% for selected borrowers with a Company risk classification of "A+" or "A-."

    Loans originated or purchased by the Company in 2000 had an average loan amount of approximately $108,000 and an average loan-to-value ratio of approximately 78.6%. If permitted by applicable law and agreed to by the borrower, the Company's loans may also include a prepayment charge that is triggered by the loan's full or substantial prepayment early in the loan's term. Approximately 84% of the loans originated or purchased by the Company in 2000 included some form of prepayment provision.

UNDERWRITING STANDARDS

    The Company originates or purchases its mortgage loans in accordance with the underwriting criteria (the "Underwriting Guidelines") described below. The loans the Company originates or purchases generally do not satisfy conventional underwriting standards, such as those utilized by Fannie Mae and Freddie Mac. Therefore, the Company's loans are likely to have higher delinquency and foreclosure rates than portfolios of mortgage loans underwritten to Fannie Mae and Freddie Mac standards.

    The Underwriting Guidelines take into account the applicant's credit history and capacity to repay the proposed loan as well as the secured property's value and adequacy as collateral for the loan. Each applicant completes an application that includes information on the applicant's liabilities, income, credit history, employment history and personal information. Based on review of the loan application and other applicant data against the Underwriting Guidelines, the Company determines the loan terms, including the interest rate and maximum loan-to-value ratio.

CREDIT HISTORY.  The Underwriting Guidelines require a credit report on each applicant from a credit reporting company. In evaluating the applicant's credit history, the Company utilizes credit bureau risk scores (a "FICO score"), a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and the three national credit data repositories—Equifax, TransUnion and Experian.

COLLATERAL REVIEW.  All mortgaged properties are appraised by qualified independent appraisers prior to the loan's funding. The appraiser inspects and appraises the property and verifies that it is in acceptable condition. Following each appraisal, the appraiser prepares a report which includes a market value analysis based on recent sales of comparable homes in the area and, when deemed appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and are generally on forms acceptable to Fannie Mae and Freddie Mac. The Underwriting Guidelines require a review of the appraisal by a qualified employee of the Company or by a qualified review appraiser retained by the Company. The Underwriting Guidelines then require the Company's underwriters to be satisfied that the value of the property being financed, as indicated by the appraisal, currently supports the outstanding loan balance.

INCOME DOCUMENTATION.  The Underwriting Guidelines include three levels of applicant documentation requirements, referred to as the "Full Documentation," "Limited Documentation" and "Stated Income Documentation" programs. Under the Full Documentation program, applicants generally are required to submit two written forms of verification of stable income for at least twelve months. Under the Limited Documentation program, applicants are generally required to submit twelve consecutive monthly bank statements on their individual bank account. Under the Stated Income Documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All the foregoing programs require that, with respect to salaried employees, the applicant's employment be verified by telephone. Verification of the source of funds (if any) required to be deposited by the applicant into escrow in the case of a purchase money loan is required. Under each of the programs, the Company reviews the applicant's source of income, calculates the amount of income from sources indicated on the loan application or similar documentation, reviews the applicant's credit history, calculates the debt service-to-income ratio to determine the applicant's ability to repay the loan, reviews the type and use of the property being financed, and reviews the property. In determining the applicant's ability to repay the loan, the Company's underwriters use a qualifying rate that is equal to the initial interest rate on such loan (in the case of other LIBOR-based loans).

UNDERWRITING REQUIREMENTS.  In general, the maximum loan amount for mortgage loans originated under the programs is $500,000. The Underwriting Guidelines permit loans on one-to-four-family residential properties to have (i) a loan-to-value ratio at origination of up to 90%, with respect to non-conforming first liens, (ii) a combined loan-to-value ratio at origination of up to 100% with respect to non-conforming second liens and (iii) a combined loan-to-value ratio at origination of up to 100% with respect to conforming second liens, in each case depending on, among other things, the purpose of the mortgage loan, a borrower's credit history, repayment ability and debt service-to-income ratio, as well as the type and use of the property. With respect to mortgage loans secured by mortgaged properties acquired by a borrower under a "lease option purchase," the loan-to-value of the related mortgage loan is based on the lower of the appraised value at the time of origination of such mortgage loan or the sale price of the related mortgaged property if the "lease option purchase price" was set less than twelve months prior to origination and is based on the appraised value at the time of origination if the "lease option purchase price" was set twelve months or more prior to origination.

    The Company's Underwriting Guidelines for first lien mortgage loans have the following categories and criteria for grading the potential likelihood that an applicant will satisfy the repayment obligations of a mortgage loan:

SUMMARY OF PRINCIPAL UNDERWRITING GUIDELINES (1)

	A+ Risk	A- Risk	B Risk	C Risk	C- Risk

Existing mortgage History	Maximum one 30-day late payment and no 60-day late payments w/in last 12 mos.; must have an LTV of 90% or less.	Maximum three 30-day late payments and no 60-day late payments w/in last 12 mos.	Maximum one 60-day late payment within last 12 months; must be less than 90 days late at funding.	Maximum one 90-day late payment within last 12 months; must be less than 120 days late at funding.	Maximum of two 90-day late payments and one 120-day late payment w/in last 12 months; less than 150 days late at funding. No current Notice of Default.
Other credit	4 accts w/30-day late payments or FICO score of 620 or higher; no more than $500 in open collection accounts or charge-offs open after funding.	Past/Present 30-day late payments and 1 acct w/60 day late payment or FICO score of 590 or higher; no more than $1,000 in open collection accounts or charge-offs open after funding.	Past/Present 30-day late payments and 4 accts w/60-day late payments and 2 accts w/90-day late payments or FICO score of 570 or higher; some prior defaults acceptable; no more than $2,500 in open collection accounts or charge-offs open after funding.	Significant prior defaults acceptable; Generally, no more than $5,000 in open collection accounts or charge-offs open after funding; on a case by case basis.	Significant defaults acceptable; collection accounts may remain open after funding.
Bankruptcy filings	Generally, no Chapter 7 or 13 Bankruptcy discharge in last 2 years or Notice of Default filings in last 3 years.	Generally, no Bankruptcy filings in last 2 years or Notice of Default filings in last 3 years.	Generally, no Bankruptcy discharge in last 18 months or Notice of Default filings in last 2 years.	Generally, no Bankruptcy or Notice of Default filings in last 12 months.	Generally, no Chapter 7 Bankruptcy discharge in last 12 mos. or Chapter 13 Bankruptcy filing allowed in last 12 months and no current NOD in last 12 months.
Debt service to income Ratio	45% to 55%	45% to 55%	55% to 59%	55% to 59%	50% to 59%
Maximum loan-to-value ratio ("LTV"):(2)
Owner occupied: single family	90%	90%	80%	75%	70%
Owner occupied: condo/three-to-four unit	85%	85%	75%	70%	65%
Non-owner occupied	85%	80%	75%	70%	65%

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

MORTGAGE CREDIT ONLY PROGRAM.  In addition to the five risk grade categories described above, New Century Mortgage also has a Mortgage Credit Only program. This program uses the applicant's mortgage payment history as the primary factor in qualifying the applicant's ability to repay the loan. The Mortgage Credit Only program allows no more than three 30-day late payments and no 60-day late payments within the last 12 months on an existing mortgage loan and must be current at funding. An existing mortgage loan is not required to be current at the time the application is submitted. Derogatory credit report items are allowed as to non-mortgage credit. Mortgage Credit Only loans are not available under the Stated or Limited Income Documentation program. No bankruptcy or notice of default filings may have occurred during the preceding two years; provided, however, that if the borrower's bankruptcy has been discharged during the past two years and the borrower has re-established a credit history otherwise complying with the credit parameters set forth in this paragraph, the borrower may then qualify under the Mortgage Credit Only program. The mortgaged property must be in at least average condition. A maximum loan-to-value of 85% is permitted for a mortgage loan on a single-family owner-occupied property. A maximum loan-to-value of 80% is permitted for a mortgage loan on a non-owner occupied property, second home, owner-occupied condominium, or two- to four-family residential property. The debt service-to-income ratio is generally limited to a maximum of 55%.

HOME SAVER PROGRAM.  The Company has established a sub-category of its C- credit grade (the "Home Saver Program") for borrowers faced with at least one of the following credit scenarios: (i) the borrower has an existing mortgage currently in foreclosure, (ii) the borrower is subject to a notice of default filing, or (iii) the borrower has had a serious mortgage delinquency for more than one 120 day period in the last 12 months or is more than 90 days late at the time of funding. The Home Saver Program is available only to Full Documentation borrowers and permits a maximum loan-to-value of 65% and a maximum debt service-to-income ratio of 55%. The maximum loan is $300,000 and all derogatory credit report items must either be brought current or paid through the loan proceeds. A maximum of 3% of the loan proceeds may be paid to the borrower in cash. If the borrower is in an open Chapter 13 or Chapter 11 bankruptcy, the bankruptcy must be discharged through the proceeds of the loan.

FICO SCORE PROGRAM.  The Company has introduced a "FICO Score Program" which uses the credit bureau score of the primary borrower to evaluate their consumer credit profile. The Company uses the credit or FICO score, in conjunction with the applicant's mortgage repayment history and any instance of bankruptcy or mortgage default, to gauge creditworthiness. The risk grade categories are determined by a credit score range that aligns with the Company's letter grade categories for its core products. The FICO score program allows the same income documentation types, full documentation, limited documentation and stated income documentation on loans that are assigned a letter risk grade. Adjustments to loan-to-value, property type, occupancy type, debt-to-income ratios and income documentation type are similar to the Company's basic products. All stated income documentation on non-owner occupied properties is not allowed under this program.

EXCEPTIONS.  The categories and criteria described in the above table are guidelines only. On a case-by-case basis, the Company may determine that an applicant warrants a loan-to-value exception, a debt service-to-income ratio exception, or another exception to the Underwriting Guidelines. The Company may allow such an exception if the application reflects certain compensating factors such as low LTV, pride of ownership, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, and stable employment or ownership of current residence. The Company may also allow an exception if the applicant places a down payment through escrow of at least 20% of the purchase price of the mortgage property or if the new loan reduces the applicant's monthly aggregate mortgage payment by 25% or more. The trend in loans containing at least one exception declined during the course of 2000 from 37.33% in the first quarter to 36.61% in the second quarter, 28.79% in the third quarter and 26.26% in the fourth quarter.

    The Company evaluates its Underwriting Guidelines on an ongoing basis and periodically modifies the Underwriting Guidelines to reflect the Company's current assessment of various issues related to an underwriting analysis. The Company also maintains separate underwriting guidelines appropriate to its non-conforming second lien mortgage loans, and adopts new underwriting guidelines appropriate to new loan products it offers.

AUTOMATED CREDIT GRADING.  During the third quarter of 2000, the Company implemented an automated credit grading process to eliminate errors in reading and interpreting credit reports and assigning the correct grade to individual loans. This process was completely integrated into the Company's underwriting process during the fourth quarter of 2000 resulting in a marked improvement in the grading accuracy of the Company's loans.

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

    The following table sets forth information concerning the Company's principal balance of fixed rate and adjustable rate loan production by borrower risk classification for the periods shown:

	For the Quarters Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

A+ Risk Grade:
Percent of total purchases and originations	31.8%	32.7%	31.5%	34.8%
Combined weighted average initial loan-to-value ratio	82.5	82.8	81.5	82.5
Weighted average interest rate:
Fixed-rate	10.4	10.8	10.8	10.7
ARMs	9.8	10.0	10.0	10.2
Margin—ARMs	5.8	5.8	5.8	6.0
A- Risk Grade:
Percent of total purchases and originations	30.9%	27.3%	27.6%	29.0%
Combined weighted average initial loan-to-value ratio	80.5	80.2	79.3	78.5
Weighted average interest rate:
Fixed-rate	10.4	10.8	11.0	10.9
ARMs	10.0	10.2	10.2	10.3
Margin—ARMs	6.2	6.2	6.2	6.4
FICO Score Risk Grade:
Percent of total purchases and originations	0.9%	6.9%	5.9%	4.5%
Combined weighted average initial loan-to-value ratio	86.3	84.9	83.6	85.2
Weighted average interest rate:
Fixed-rate	10.7	10.7	10.5	10.6
ARMs	9.3	9.7	9.6	9.4
Margin—ARMs	5.3	5.0	4.9	5.0
B Risk Grade:
Percent of total purchases and originations	22.5%	20.7%	21.9%	20.1%
Combined weighted average initial loan-to-value ratio	76.6	76.5	75.4	75.3
Weighted average interest rate:
Fixed-rate	10.9	11.3	11.3	11.2
ARMs	10.3	10.5	10.6	10.7
Margin—ARMs	6.3	6.4	6.4	6.6
C Risk Grade:
Percent of total purchases and originations	9.4%	8.1%	7.9%	7.4%
Combined weighted average initial loan-to-value ratio	71.9	71.3	71.8	71.9
Weighted average interest rate:
Fixed-rate	11.8	12.8	12.5	12.3
ARMs	11.3	11.6	11.7	11.6
Margin—ARMs	6.6	6.7	6.7	6.9
C- Risk Grade:
Percent of total purchases and originations	4.5%	4.3%	5.2%	4.2%
Combined weighted average initial loan-to-value ratio	64.5	64.6	63.8	64.1
Weighted average interest rate:
Fixed-rate	13.0	13.4	13.4	13.1
ARMs	12.6	13.1	12.9	12.7
Margin—ARMs	6.7	6.7	6.7	6.9

GEOGRAPHIC DISTRIBUTION

    The following table sets forth aggregate dollar amounts (in thousands) and the percentage of all loans originated or purchased by the Company by state for the periods shown:

	For the Quarters Ended
	March 31, 2000		June 30, 2000		September 30, 2000		December 31, 2000

	$	%	$	%	$	%	$	%

California	$311,517	32.6%	$423,799	38.2%	$414,639	39.5%	$423,712	40.9%
Texas	59,875	6.3%	66,510	6.0%	75,219	7.2%	69,081	6.7%
Florida	58,249	6.1%	59,433	5.4%	59,305	5.6%	57,895	5.6%
Illinois	71,025	7.4%	56,346	5.1%	55,864	5.3%	49,271	4.8%
Michigan	36,807	3.8%	47,028	4.2%	39,986	3.8%	36,624	3.5%
Massachusetts	40,630	4.2%	40,370	3.6%	30,003	2.8%	44,437	4.3%
Colorado	30,570	3.2%	45,624	4.1%	37,972	3.6%	41,113	4.0%
Minnesota	30,434	3.2%	34,605	3.1%	31,388	3.0%	25,396	2.5%
Washington	34,063	3.6%	39,635	3.6%	27,806	2.6%	22,813	2.2%
Arizona	16,772	1.7%	22,224	2.0%	29,787	2.8%	24,370	2.4%
Other	266,519	27.9%	274,802	24.7%	248,795	23.8%	240,044	23.1%

Total	$956,461	100.0%	$1,110,376	100.0%	$1,050,764	100.0%	$1,034,756	100.0%

    The Company's loan production in California increased noticeably from the first quarter of 2000 to the fourth quarter of 2000 due primarily to the consolidation of the Company's production units on the east coast, the curtailment of unprofitable products in several other states and an increase in the Company's presence on the west coast.

LOAN SALES AND SECURITIZATIONS

    The Company's subsidiary, NC Capital Corporation, performs its secondary marketing functions. First, NC Capital buys loans from New Century Mortgage within a week or two after origination, paying a price that approximates the loans' secondary market value. NC Capital then sells the loans through both securitizations and bulk sales to institutional purchasers of whole loans. NC Capital is responsible for determining when and through which channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale.

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

    In 2000, whole loan sales accounted for $3.1 billion, or 75.3% of the Company's total loan sales. Of this amount, 32.4% were sold servicing-retained and 67.6% were sold servicing-released. In the servicing-retained sales, the Company agreed to service the loans for a fee of 0.50% per year of the outstanding principal balance of the loans. The weighted average sales price of the Company's 2000 whole loan sales was equal to 3.11% of the original principal balance of the loans sold, including premiums paid by investors for servicing rights.

    The Company seeks to maximize its premium on whole loan sale revenue by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2000, the Company sold $1.3 billion in loans to CS First Boston and $483.4 million in loans to CIT, which represented 31.9% and 11.6%, respectively, of total loans sold.

    Whole loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties by the Company regarding the loan characteristics and the origination process. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of its representations and warranties. In addition, the Company generally commits to repurchase or substitute a loan if a payment default occurs within the initial months following the date the loan is funded, unless other arrangements are made between the Company and the purchaser. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower.

SECURITIZATIONS.  During the first three quarters of 2000, the Company completed three securitization transactions, two through Salomon Smith Barney, Inc. and one through Greenwich Capital Markets, Inc.

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

    The Company recognizes gain on sale of the loans, which represents the excess of the cash proceeds received in the security and the estimated fair value of the residual interests, less closing and underwriting costs, over the carrying value of the loans sold, in the fiscal quarter in which such loans are sold. At the same time as the Company recognizes the gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded values of these residual interests are amortized as distributions are received from the trust holding the respective loan pool.

    Two of the 2000 securitizations were credit enhanced by an insurance policy provided through a monoline insurance company as well as lender-paid private mortgage insurance. The other securitization was credit enhanced through the use of subordinated certificates instead of an insurance policy. The Company used credit enhancements in each of its securitizations to allow the senior certificates in the related trusts to receive ratings of "AAA" from Standard & Poor's Rating Services and "Aaa" from Moody's Investors Service, Inc. The Company also provides credit enhancement in the form of an over-collateralization account.

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

    During 2000, the Company repurchased $16.4 million in loans out of one of its 1998 securitizations. Such repurchases are permitted only when the applicable loan defaults and are undertaken by the Company in order to avoid disruption of cash flow from certain securitization trusts and to provide the Company with maximum flexibility in resolving problem loans. In addition, during the year ended December 31, 2000, the Company recorded a total of $67.0 million in write-downs to the carrying value of its residual securities. These adjustments were the result of (i) continued increases in interest rates during parts of the year, which decreased the excess spread cash flow in the adjustable rate securities, (ii) an increase in the discount rate by 1%, (iii) the "call" of the bonds on the Company's 1998-NC5 security in the fourth quarter, and (iv) the monitoring of actual vs. expected assumptions. As a result, the Company has increased its prepayment speed and loss assumptions used in its valuation methodology. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

LOAN SERVICING AND DELINQUENCIES

SERVICING.  Servicing of loans includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults.

    Historically, the Company has retained the servicing rights on most loans it sells through securitizations and a portion of the loans its sells in whole loan sales. In addition, some purchasers of "servicing-released" whole loans request the Company to continue to act as servicer for an interim period following the sale. Finally, the Company services all of the loans its originates and purchases during the 30 to 90-day period pending their sale or securitization.

    As of December 31, 2000, the Company's servicing portfolio consisted of 59,323 loans with an aggregate principal balance of approximately $6.1 billion, of which 3,721 loans with an aggregate principal balance of $401.1 million were held for sale and serviced on an interim basis, 53,372 loans with an aggregate principal balance of $5.3 billion were serviced for securitizations, and 2,230 loans with an aggregate principal balance of $306.4 million were serviced on behalf of the whole loan purchasers thereof.

    In March 2001, the Company sold the servicing rights on approximately $4.8 billion of its servicing portfolio to Ocwen Federal Bank FSB for $19.7 million. The transfer of the Company's servicing portfolio to Ocwen's Orlando, Florida servicing platform is scheduled to be completed by August 1, 2001. After the transfer date, the Company will no longer receive servicing fees and related income, on this portion of the portfolio but will still continue to receive the interest on the residual securities.

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

DELINQUENCY REPORTING.  New Century commenced receiving applications for mortgage loans under its regular lending program in February 1996 and during 1996 sold all of its loans on a whole loan, servicing-released basis. The Company began selling loans through securitizations in 1997 and in connection with these securitizations has established reporting systems to track historical delinquency, bankruptcy, foreclosure and default experience for the loans included in its securitizations as well as the Company's total portfolio of loans. Current delinquency and loss information is not necessarily representative of future delinquencies and losses.

    The following table provides information as of December 31, 2000 for the Company's 1997, 1998, 1999 and 2000 securitized loans delinquent over 60 days (dollars in thousands):

Risk Grade	Original Balance	Current Balance	Orig. LTV%	Orig. FICO	Vintage 1997	Vintage 1998	Vintage 1999	Vintage 2000	Total

A+	$2,669,647	$1,607,117	77.95	648	7.09%	8.33%	5.01%	3.45%	5.94%
A-	2,518,496	1,523,248	77.48	595	9.43%	10.78%	6.75%	4.86%	7.86%
B	1,435,016	857,055	74.41	566	14.18%	14.50%	11.38%	8.85%	11.92%
C	880,707	495,328	70.36	552	22.37%	20.42%	15.55%	13.26%	16.85%
C-	392,184	175,726	63.85	549	24.87%	26.82%	28.45%	22.42%	26.55%
FICO	3,185	3,175	82.76	657	0.00%	0.00%	0.00%	0.00%	0.00%

Total	$7,899,235	$4,661,649	75.61	602	11.59%	12.09%	8.55%	7.60%	9.60%

NOTE: The delinquency percentages presented are based on the current balance of the loans in each of the credit grades listed.

    The foregoing table indicates that, as anticipated, the Company is experiencing higher rates of delinquency on lower credit grade loans. In addition, the Company has repurchased loans from its first three 1997 and one of its 1998 securitizations. The agreements governing the securitizations permit such repurchases, but only to the extent the loans being repurchased are more than 90 days delinquent. The Company elected to make the repurchases in order to avoid disruption of cash flow from the 1997-NC1, NC2 and NC3 and 1998-NC5 trusts and to provide the Company with maximum flexibility in resolving problem loans.

    In order to provide the Company additional flexibility in trying to maximize recovery on its delinquent loans and loans in foreclosure, the Company's Salomon and Morgan Stanley aggregation financing arrangements permit financing of a limited number of such loans at a reduced financing rate based on the value of the underlying property. In addition, Salomon permits financing of real property owned ("REO") by the Company upon foreclosure on delinquent loans. This facility allows the Company additional flexibility in disposing of those properties for the highest possible price.

SALE OF SERVICING RIGHTS TO OCWEN FEDERAL BANK FSB

    In March 2001, the Company sold the servicing rights on approximately $4.8 billion of its servicing portfolio, comprising 25 asset-backed securities, to Ocwen Federal Bank FSB for $19.7 million. The Company will retain approximately $1 billion in mortgage servicing rights on loans that have not been securitized. These servicing rights may be sold to Ocwen in future periods. Ocwen also purchased the Company's outstanding servicing advance receivables and assumed responsibility for all future servicing advance obligations on these 25 asset-backed securities. As part of the transaction, the Company also agreed to sell Ocwen servicing rights with respect to up to $3 billion in mortgage loans between March 2001 and December 31, 2002 at a price to be determined based on the characteristics of those servicing rights. With the cash proceeds from the Ocwen transaction, the Company was able to (i) repay the portion of its warehouse line of credit secured by servicing advances, (ii) repay the outstanding balance on its $22.5 million working capital line of credit with US Bank, (iii) purchase interest rate "hedge" protection for the residual cash flows, and (iv) increase its liquidity.

    Ocwen is one of the country's highest-rated specialty servicers and has a strong capital position. The Company believes that it will provide bondholders and loan buyers with greater comfort that the servicer will be able to achieve consistent collateral performance throughout the life of the loans. The transfer of the Company's servicing portfolio to Ocwen's Orlando, Florida servicing platform is scheduled to be completed by August 1, 2001. There can be no assurance that the parties will be able to complete the transfer by that date.

    After August 1, 2001, the Company does not expect to maintain a separate full-service servicing facility. The Company is exploring the possibility of selling its existing servicing platform to a third party or offering limited servicing-related services. The Company expects it will incur one-time expenses relating to the closure or sale of its servicing operations of approximately $1.5 million.

U.S. BANCORP INVESTMENT AND STRATEGIC ALLIANCE

    U.S. Bancorp, a bank holding company with total assets of approximately $160 billion, owns common stock and preferred stock in the Company that, if converted, would together represent approximately 24.8% of the Company's total outstanding common stock. In the fourth quarter of 1999, U.S. Bancorp provided $20 million of subordinated debt to the Company.

    During 2000, U.S. Bancorp provided an additional $20 million in subordinated debt, and also extended the maturity of the total subordinated debt to June 2002. The subordinated debt bears interest at a rate of 12% per year. In connection with the provision of additional subordinated debt and the term extension, the Company issued U.S. Bancorp's subsidiary, U.S. Bank National Association, warrants exercisable for up to 725,000 shares of the Company's common stock at an exercise price equal to the fair market value on the grant date. If all stock and warrants were converted by U.S. Bank, their interest in the Company's total outstanding common stock would be approximately 28.5%.

    During 2000, U.S. Bank National Association also provided up to an additional $22.5 million in financing to the Company secured by servicing advance receivables not covered by the principal warehouse credit agreement as well as by the Company's loans held for sale that are not already pledged elsewhere. The facility was structured as a weekly rolling repurchase agreement with an interest rate equal to 12.0%.

    In January 2001, U.S. Bank forfeited its rights to the 725,000 warrants issued in connection with the April 2000 subordinated debt financing transaction with the Company. The forfeiture decision arose in the course of the Federal Reserve's review of the pending U.S. Bancorp/Firstar Corp. merger. Federal regulators had concluded that U.S. Bancorp's rights under its shareholder agreements with the Company's founding managers would result in the Company being deemed an "affiliate" under the Federal Reserve Act. In order to avoid the complications relating to affiliate status and to facilitate the merger approval process, U.S. Bancorp elected to forfeit the warrants and terminate the shareholder agreements. As a result, U.S. Bancorp's equity interest now stands at 24.8% of the Company.

    In March 2001, in connection with the closing of the Ocwen servicing rights purchase, U.S. Bancorp agreed to extend the maturity of its $40 million in subordinated debt until December 31, 2003.

    On March 29, 2001, U.S. Bancorp notified the Company that it was terminating its right to representation on the Company's Board of Directors. U.S. Bancorp received this right under its 1998 Preferred Stock Purchase Agreement with the Company. The two U.S. Bancorp-designated directors currently serving on the Board remain directors as of the date hereof, but no longer serve as designees of U.S. Bancorp.

INSURANCE AGENCY

    During 2000, the Company established an affiliated insurance agency, NC Insurance Services, Inc., in order to be able to offer certain insurance products to the Company's customers. The agency's revenues during 2000 were $1.7 million. The vast majority of this revenue was from commissions earned on the placement of hazard and flood collateral protection insurance. The agency is also beginning to offer Accidental Death and Dismemberment coverage to the Company's customers, and is evaluating a variety of other insurance products that might be of interest to those customers.

    Upon the transfer of the Company's servicing rights to Ocwen, the Company will no longer have the ability to offer insurance products to the mortgagors on the Company's securitized loans. However, the Company plans to continue to offer insurance products from time to time to the borrowers on the Company's loans held for sale. The Company may also begin offering credit insurance products to borrowers at origination, although the Company does not intend to offer any single premium insurance products.

INTEREST RATE RISK MANAGEMENT

    The Company's profitability may be directly affected by changes in interest rates. First, such changes may affect the Company's ability to earn a spread between the interest received on its loans and its funding costs. Second, a substantial and sustained increase in interest rates could adversely affect borrower demand for the Company's products. Third, during periods of rising interest rates, the value and profitability of the Company's loans may also be negatively impacted from the date of origination or purchase until the date the Company sells or securitizes such loans. Fourth, the Company's adjustable rate mortgage loans have a life rate cap above which the interest rate on the loan may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which such loans are sold may be uncapped, which would reduce the amount of cash the Company receives over the life of its residual interests, thereby requiring the Company to reduce the carrying value of such residual interests. Fifth, a significant decrease in interest rates could increase the rate at which loans are prepaid, which would also reduce the amount of cash the Company receives over the life of its residual interests. Either of the fourth or fifth events could require the Company to reduce the carrying value of its residual interests, which would have a material adverse effect on the Company's results of operations, financial condition and business prospects

COMPETITION

    The Company continues to face intense competition in the business of originating, purchasing and selling mortgage loans. The Company's competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Most notably, in recent quarters, some large, diversified financial corporations have purchased several of the Company's competitors. In addition, other large financial institutions have gradually been expanding their subprime lending capabilities. Many of these companies have access to capital at a cost lower than the Company's cost of capital under its warehouse, aggregation and residual financing facilities. In addition, many of these competitors have considerably greater technical and marketing resources than the Company.

    Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates the Company can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. To the extent any of the Company's competitors significantly expands its activities in the Company's markets, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

    The Company believes that one of its key competitive strengths is its employees, with their strong commitment to customer service and their team-oriented approach. In addition to the strength of the Company's work force, the Company believes that its competitive strengths include: (i) providing a high level of service to brokers and their customers; (ii) offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders; (iii) the Company's high-volume targeted direct mail marketing program, and (iv) its performance-based compensation structure which allows the Company to attract, retain and motivate qualified personnel.

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

    The Company's loan origination and loan purchase activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates the Company can charge on its loans. As of December 31, 2000, the Company was licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in 50 states and the District of Columbia and second mortgages in 48 states and the District of Columbia. The Company's lending activities are also subject to various federal laws, including the Truth in Lending Act, Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and their implementing regulations.

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

    The Company is also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which amends TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $465, or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features. The Company commenced originating and purchasing Covered Loans during 1997 and stopped originating and purchasing them in the second quarter of 2000. In 2000, Covered Loans accounted for approximately less than 1% of the Company's total loan originations and purchases.

    The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1974, as amended, and Regulation X promulgated thereunder and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status, because all or part of the applicant's income is derived from a publicly assisted program; or because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. The Real Estate Settlement Procedures Act mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, the Company is required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning mortgage loan transactions.

    In the course of its business, the Company may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

REGULATORY DEVELOPMENTS.  During 2000 and early 2001 there have been two areas of federal and state legislative and regulatory activity that could have a significant impact on the Company: privacy and predatory lending. The federal Gramm-Leach-Bliley financial reform legislation will impose additional privacy obligations on the Company with respect to its applicants and borrowers. The Company is preparing appropriate controls and procedures in order to comply with the law when it takes effect on July 1, 2001. In addition, several states are also considering even more stringent privacy legislation. If passed, a variety of inconsistent state privacy legislation could substantially increase the Company's compliance costs.

    In addition, several federal state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called "predatory" lending practices. While well meaning, many of these laws and regulations impose overly broad restrictions on legitimate lending activities, including some of the Company's activities. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future. Such laws and regulations could have a material adverse impact on the Company's business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or restricting the Company's ability to charge rates and fees adequate to compensate it for the risk associated with certain loans.

BEST PRACTICES

    In an effort to prevent the Company from originating loans containing unfair terms or involving predatory practices, the Company has employed extensive policies and procedures:

•
Not offering loans with terms providing for balloon payments, negative amortization or reverse mortgages;

•
Not selling single premium insurance products with its loans;

•
Maintaining caps on the points and fees that can be charged to borrowers;

•
Directing marketing efforts throughout the broader geographic areas in which the Company's branches are located;

•
Maintaining a rigorous appraisal review process;

•
Surveying the Company's customers in order to confirm satisfaction;

•
Performing regular random and targeted audits to confirm adherence to fair lending laws and principles;

•
Resolving customer complaints promptly and fairly;

•
Monitoring the conduct of the Company's brokers; and

•
Training the Company's employees to adhere to fair lending principles.

    More detailed information regarding the Company's Best Practices are available at the Company's website, www.ncen.com.

    The Company plans to continue to review, revise and improve its practices in order to enhance its fair lending efforts and support the goal of eliminating predatory lending practicies.

EMPLOYEES

    At December 31, 2000, the Company employed 1,485 full-time employees and 26 part-time employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position with the Company of each person who is an executive officer or key employee of the Company.

Name	Age	Position

Executive Officers:
Robert K. Cole	54	Chairman of the Board and Chief Executive Officer; Director, New Century Mortgage (1)
Brad A. Morrice	44	Vice Chairman, President and Chief Operating Officer of the Company; Chairman and Chief Executive Officer, New Century Mortgage (1); Chairman and Chief Executive Officer, NC Capital (2)
Edward F. Gotschall	46	Vice Chairman and Chief Financial Officer of the Company; Chief Financial Officer and Treasurer of New Century Mortgage (1)
Key Employees:
Patrick J. Flanagan	36	Executive Vice President of the Company; Executive Vice President, Chief Operating Officer and Director, New Century Mortgage (1), and President, NC Capital (2)
George Anderson	62	President, Retail Branch Operations and Director of New Century Mortgage (1)
Shabi S. Asghar	38	President, Wholesale Division and Director of New Century Mortgage (1)
Kirk Redding	41	President, Central Retail Division and Director of New Century Mortgage (1)
Larry Moretti	43	Senior Vice President and Chief Information Officer of the Company; Senior Vice President, Chief Information Officer, Chief Administrative Officer and Director of New Century Mortgage (1)

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

    Brad A. Morrice has been Vice Chairman of the Company since December 1996, President, and a director of the Company since November 1995 and Chief Operating Officer of the Company since January 2001. Mr. Morrice also served as the Company's General Counsel from December 1995 to December 1997 and the Company's Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Chairman and Chief Executive Officer of New Century Mortgage and NC Capital. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

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

    Patrick J. Flanagan has been Executive Vice President of the Company since August 1998. He has been President of NC Capital Corporation since December 1998 and a director of New Century Mortgage since May 1997. Since January 1997, Mr. Flanagan has been Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

    George Anderson has been President-Retail Branch Operations of New Century Mortgage since August 1998 and a director of New Century Mortgage since November 1999. From 1994 to July 1998, Mr. Anderson was the President and CEO of Advanta Finance Corporation. From 1990 to 1994, Mr. Anderson served as Executive Vice President for Transamerica Financial Services and from 1984 to 1990, Mr. Anderson served as President and CEO of Nova Financial Services where he was responsible for the full spectrum of start-up activities associated with building a multi-state consumer finance company. In 1990, Nova was acquired by Transamerica Financial Services. From 1959 to 1984, Mr. Anderson served as Area Vice President for Transamerica Financial Services and was responsible for the mid-west and east coast operations of Transamerica. Mr. Anderson has over 37 years experience in the consumer finance and mortgage business.

    Shabi S. Asghar has been President-Wholesale Lending Division of New Century Mortgage since August 1998. He previously served as Senior Vice President-Wholesale Lending from January 1996 to August 1998 and has been a director of New Century Mortgage since May 1997. Mr. Asghar initially joined New Century Mortgage as Vice President, Mortgage Banking Operations and served in this position from December 1995 to January 1996. From June 1995 to November 1995, Mr. Asghar was the Southern California District Manager for Ford Consumer Finance. From September 1992 to March 1995, he was an Area Sales Manager for Long Beach Mortgage and from June 1988 to September 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Asghar received his Bachelor of Science degree from California State University at Northridge.

    Kirk Redding has been President-Central Retail Division of New Century Mortgage since December 2000 when PWF Corporation ("Primewest") merged with New Century Mortgage Corporation. Mr. Redding also became a director of New Century Mortgage in January 2001. Mr. Redding was previously the Chief Executive Officer of Primewest, a subsidiary of New Century Financial Corporation since January 1998, when it was acquired by the Company as its correspondent subsidiary. Mr. Redding was the owner of Primewest since its inception in 1992. Prior to creating Primewest, Mr. Redding was a Senior Loan Officer with Mission Viejo National Bank from 1989 to 1992. He received his Bachelors of Science Degree in Business/Marketing from Long Beach State University of California.

    Larry Moretti has been Senior Vice President and Chief Information Officer of the Company and Chief Information Officer of New Century Mortgage since May 1999. Mr. Moretti became Chief Administrative Officer and a director of New Century Mortgage in January 2001. Prior to joining New Century, Mr. Moretti was Senior Information Systems Account Manager for TRW Space and Electronics Group from 1997 to May 1999. From 1994 to 1999, Mr. Moretti also had his own consulting firm, Telenet Solutions, which provided technology services to the communications industry. Mr. Moretti was previously manager of Information Technology Support Systems for Transamerica Specialty Financial from 1975 to 1994. Mr. Moretti has over 25 years experience in the communications and technology industries.

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

    The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the pooling and sale of such loans. The Company's sole credit facility for funding loan originations is its $265 million U.S. Bank Warehouse Line of Credit, which expires in May 2001. The Company is in preliminary discussions regarding its renewal.

    The Company also has residual financing agreements with Salomon Brothers Realty Corp., Greenwich Capital Financial Products, Inc., PaineWebber Real Estate Securities Inc. and Countrywide Warehouse Lending, pursuant to which each provides the Company with financing secured by residual interests that the Company retained in securitizations and NIM transactions on which each was the lead underwriter or placement agent. The amount of financing provided to the Company under its aggregation credit facilities and its residual financing agreements depends in large part on each lender's valuation of the mortgage loans, based on current market conditions, and residual interests, respectively, securing the financings. Except for the Salomon residual financing facility, each credit facility provides the lender the right, under certain circumstances, to reevaluate the collateral securing the Company's outstanding borrowings at any time and, in the event the lender determines that the value of the collateral has decreased, it has the right to initiate a margin call. A margin call would require the Company to provide the lender with additional collateral or to repay a portion of all of the outstanding borrowings. Any such margin call could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

    In addition to the financing secured by the Company's loans and residual securities, the Company also has borrowed from U.S. Bank $40 million in subordinated debt secured by subordinate liens on the collateral pledged under the U.S. Bank warehouse agreement as well as certain rights to the Company's residuals. Unlike the warehouse, aggregation and residual financing borrowings, which the Company believes are secured by assets that would cover the borrowings in the event of a default, the Company does not currently have a source of funds to repay the subordinated debt in the event of a default. In addition, the Company intends to use cash flows from the Company's residual securities to repay this debt on or before its December 31, 2003 maturity. To the extent the Company's residual cash flows fall significantly short of projections, it would be more difficult for the Company to repay the subordinated debt when due. The Company's inability to obtain capital or financing to repay the subordinated debt upon its maturity would have a material adverse impact on the Company's results of operations, financial condition and business prospects.

    In addition, as of December 31, 2000, the Company had a current and deferred income tax liability of $15.4 million. This liability will be paid in future years as tax timing differences turn around.

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

    As a result of concerns about the ability of sub-prime mortgage lenders to sell their loans in the secondary market on favorable terms or at all, as well as concerns about the value of the residual interests retained in securitizations, a number of institutions have curtailed their lending to the sub-prime mortgage industry. Consequently, there can be no assurance that the Company will be able to renew, replace or add to its existing credit facilities, or that it will be able to undertake capital markets financings on favorable terms, if at all. To the extent that the Company is unable to access adequate capital to fund its loan production or to the extent that the Company is unable to access adequate capital to complete the desired level of securitizations, the Company may have to curtail its loan origination and purchase activities, which would have a material adverse impact on the Company's results of operations, financial condition and business prospects.

DEPENDENCE ON WHOLE LOAN SALES FOR FUTURE EARNINGS AND CASH

    The Company's current strategy is to rely more heavily on whole loan sales for future earnings and cash flow. In 2000, the Company sold 75.3% of its loan originations and purchases through whole loan sales to various institutional purchasers. The weighted average price for loans sold at a premium was 3.11%. However, during 2000 approximately 2.7% of its whole loan sales were loans sold at a discount to the outstanding principal balance. In the second half of 2000, as the Company transitioned to a predominately whole loan sales strategy, this figure increased to 3.9%. The discount sales typically consisted of first payment defaults and other delinquent loans, loans with document deficiencies or loans with other undesirable features. When the discounted loan sales are included in the calculation, the weighted-average price for all whole loan sales was 2.71% (excluding loans repurchased from securities). During the same period, the Company's all-in cost of originating loans was 3.06%, or approximately 35 basis points higher than the net sales price. In order to generate sufficient earnings and cash from whole loan sales, the Company plans to: (i) reduce its all-in acquisition cost for loans, (ii) reduce the percentage of loans sold at a loss and the average loss on the sale of those loans, and (iii) increase the price purchasers are willing to pay for the Company's loans sold at a premium. There can be no assurance that the Company will be able to achieve any of these objectives. To the extent the Company is unable to originate loans at a price lower than the weighted average sales price of loans (including both premium and discount sales), the Company's results of operations, financial condition and business prospects could be materially adversely affected.

RISKS RELATED TO THE CONDITION OF THE SECURITIZATION MARKET

    Although the Company reduced its securitization activity during 2000, the Company's business is still heavily influenced by the condition of the securitization market. This is because many of the Company's whole loan buyers intend to securitize the Company's loans. In addition, in 2001 the Company intends to evaluate securitization alternatives that could yield net cash proceeds to the Company equal to or greater than the proceeds received through whole loan sales, with no additional residual financing required. Accordingly, a decline in the securitization market could have a material adverse impact on the Company's results of operations, financial condition and business prospects.

RESIDUAL INTERESTS IN SECURITIZATIONS

    As of December 31, 2000 the value of the Company's residual interests from securitization transactions on the Company's balance sheet was $361.6 million. The value of these residuals is a function of the delinquency, loss, prepayment and discount rate assumptions the Company uses to determine their value. During 2000, the Company recorded reductions in the values of the residuals by $67.0 million as a result of changes in those assumptions that the Company believed to be prudent in light of actual pool performance data, prepayment experience and the interest rate environment. Approximately $26.9 million of this adjustment related to Salomon's December 2000 exercise of the call provision for the Company's 1998-NC5 security. Net proceeds to New Century at the completion of the call, in January 2001, was approximately $5.8 million in excess of the amount of outstanding residual financing and customary deal expenses. The Company does not have interests in any other residual securities that have a call provision similar to 1998-NC5. After the effect of this transaction in January 2001, the carrying value of the residual interests was reduced to approximately $329.5 million and residual financing was reduced to approximately $146.8 million. If the Company's actual experience differs materially from the revised assumptions used to determine the value of the residual interests, future cash flows and earnings could be negatively affected.

RISKS RELATED TO LOWER CREDIT GRADE BORROWERS

    Loans made to lower credit grade borrowers, including credit-impaired borrowers entail a higher risk of delinquency and higher losses than loans made to borrowers with better credit. Virtually all of the Company's loans are made to borrowers who do not qualify for loans from conventional mortgage lenders. No assurance can be given that the Company's underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitization to the extent such losses reduce the residual interest distributions. Any such reduction in the Company's cash flows could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

CHANGES IN INTEREST RATES

    The Company's profitability may be directly affected by changes in interest rates. First, such changes may affect the Company's ability to earn a spread between the interest received on its loans and its funding costs. Second, a substantial and sustained increase in interest rates could adversely affect borrower demand for the Company's products. Third, during periods of rising interest rates, the value and profitability of the Company's loans may also be negatively impacted from the date of origination or purchase until the date the Company sells or securitizes such loans. Fourth, the Company's adjustable rate mortgage loans have a life rate cap above which the interest rate on the loan may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which such loans are sold may be uncapped, which would reduce the amount of cash the Company receives over the life of its residual interests, thereby requiring the Company to reduce the carrying value of such residual interests. Fifth, a significant decrease in interest rates could increase the rate at which loans are prepaid, which would also reduce the amount of cash the Company receives over the life of its residual interests. Either of the fourth or fifth events could require the Company to reduce the carrying value of its residual interests, which would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

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

    Certain large finance companies and conforming mortgage originators have begun to originate non-conforming mortgage loans, and some of these large mortgage companies, thrifts and commercial banks have begun offering non-conforming loan products to customers similar to the borrowers targeted by the Company. Competitors with lower costs of capital have a competitive advantage over the Company. In addition, for a company with access to capital or warehouse lines of credit to fund loan originations, establishing a broker-sourced loan business requires a substantially smaller commitment of capital and human resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter this market quickly and compete with the Company's wholesale lending business.

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

RISKS ASSOCIATED WITH TRANSFER OF SERVICING

    The Company has sold its servicing rights relating to approximately $4.8 billion in securitized loans comprising 25 asset-backed securities to Ocwen Federal Bank FSB. Those loans continue to be serviced by the Company's existing servicing operations pending the scheduled August 1, 2001 transfer date. There is a risk the servicing unit's performance level will deteriorate in the months preceding the transfer because of higher attrition rates or lower motivation among the units employees due to the unit's impending closure. Poorer servicing performance could increase the Company's delinquency and loss rates, which could adversely affect the value of the Company's residual interests. Moreover, if the servicing platform's value deteriorates materially during the transition period, Ocwen could seek a purchase price adjustment that would reduce the Company's proceeds from the transaction. In addition, there is a risk of disruption relating to the actual transfer of servicing from the Company to Ocwen. If the transfer is not accomplished smoothly, it could result in an increase in delinquency and loss rates that could in turn harm residual values. Finally, there is a risk that Ocwen will not service the loans as effectively as the Company. Poor servicing could adversely effect the value of the Company's residual interests.

CONTINGENT RISKS

    In connection with its securitizations, the Company is required to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company. Likewise, in connection with its whole loan sales, the Company enters into agreements which generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or early default on such mortgage loans. The remedies available to a purchaser of mortgage loans from the Company are generally broader than those available to the Company against the sellers of such loans, and if a purchaser enforces its remedies against the Company, the Company may not be able to enforce whatever remedies the Company may have against such sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect the Company's cash flow and results of operations.

RISKS RELATING TO NEW LEGISLATION

    Several states, as well as the federal government, are considering proposed legislation or regulations to curb predatory lending practices. As drafted, however, many of these laws and rules extend far beyond curbing predatory practices to restrict legitimate lending activities, including some of the Company's activities. For example, some of these laws and rules prohibit any form of prepayment charge. Passage of these laws and rules in their current forms could reduce the Company's loan origination volume, which would have a material adverse impact on the Company's results of operation, financial condition and business prospects.

ANTI-TAKEOVER PROVISIONS

    The Company's Certificate of Incorporation (the "Certificate of Incorporation") and its Bylaws (the "Bylaws") include provisions that could delay, defer or prevent a takeover attempt that may be in the best interest of stockholders. These provisions include the ability of the Board of Directors to issue up to 7,500,000 shares of preferred stock (the "Preferred Stock") without any further stockholder approval, a classified Board of Directors and requirements that (i) stockholders give advance notice with respect to certain proposals they may wish to present for a stockholder vote, (ii) stockholders act only at annual or special meetings and (iii) two-thirds of all directors approve a change in the number of directors of the Company. Issuance of Preferred Stock could also discourage bids for the common stock at a premium as well as create a depressive effect on the market price of the common stock. In addition, under certain conditions, Section 203 of the Delaware General Corporation Law (the "DGCL") would prohibit the Company from engaging in a "business combination" with an "interested stockholder" (in general, a stockholder owning 15% or more of the Company's outstanding voting stock) for a period of three years unless the business combination is approved in a prescribed manner. Finally, certain provisions in the Company's transaction with U.S. Bancorp in 1998, may discourage takeover attempts by third parties.

CONTROL BY CERTAIN STOCKHOLDERS

    At December 31, 2000, a small group of stockholders of the Company, comprising the management team and directors, U.S. Bancorp and Brookhaven Capital, beneficially own an aggregate of approximately 92% of the outstanding shares of common stock. Accordingly, such persons, if they were to act in concert, would have majority control of the Company, with the ability to approve certain fundamental corporate transactions (including mergers, consolidations and sale of assets) and to elect all members of the Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management."

POSSIBLE VOLATILITY OF STOCK PRICE;
EFFECT OF FUTURE OFFERINGS ON MARKET PRICE OF COMMON STOCK

    The market price of the Company's common stock may experience fluctuations that are unrelated to the operating performance of the Company. In particular, the price of the common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector such as, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for the Company to access the capital markets through a secondary offering of common stock, regardless of the Company's financial performance.

ITEM 2. PROPERTIES

    The Company's executive, administrative offices and some of its lending offices are located in Irvine, California and consist of approximately 211,000 square feet. The three leases covering the executive, administrative and lending offices expire in June 2002, December 2002 and January 2005, respectively, and the combined monthly rent is $445,000.

    The Company leases space for its regional operating centers in Chicago, Illinois, Rancho Bernardo and San Ramon, California, Tampa, Florida and Englewood, Colorado. As of December 31, 2000, these facilities had an annual aggregate base rental of approximately $44,000. The Company also leases space for its sales offices, which range in size from 100 to 3,552 square feet with lease terms typically ranging from one to five years. As of December 31, 2000, annual base rents for the sales offices ranged from approximately $3,000 to $104,000. In general, the terms of these leases vary as to duration and rent escalation provisions, expire between April 2001 and January 2005 and provide for rent escalations dependent upon either increases in the lessors' operating expenses or fluctuations in the consumer price index in the relevant geographical area.

ITEM 3. LEGAL PROCEEDINGS

    In August 2000, the Company was informed by the Federal Trade Commission that it was conducting an inquiry to determine whether the Company had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations generated by the Company's retail units comply with applicable law. The Commission is reviewing data and information provided by the Company, which is cooperating with the inquiry.

    In October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Inc., Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors, Inc., on behalf of themselves and other Ohio consumers whose credit transaction was brokered by Equibanc and Central Mortgage. New Century was not named in the original complaint. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. Plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys' fees and costs. The Company filed a motion to dismiss in December 2000. Plaintiffs obtained court authorization to amend their complaint. New Century intends to renew its motion to dismiss and continue to vigorously defend this action.

    The Company is also a party to various legal proceedings arising out of the ordinary course of its business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "NCEN". The high and low bid prices of the Company's Common Stock during each quarter for the fiscal years 2000 and 1999 were as follows:

	Fiscal 2000		Fiscal 1999

Quarter	High	Low	High	Low

Fourth	$11.94	$10.00	$17.56	$13.69
Third	$14.25	$7.88	$19.88	$15.75
Second	$9.50	$5.94	$20.25	$11.56
First	$14.81	$6.44	$15.00	$10.69

    As of March 23, 2000 the closing sales price of the Company's common stock, as reported on the Nasdaq National Market, was $10.31.

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

    As of March 23, 2000 the number of holders of record of the Company's common stock was approximately 57, and as of March 23, 2000 there were approximately 1,031 beneficial owners of the Company's common stock.

RECENT SALES OF UNREGISTERED STOCK

    On March 8, 2000, the Company issued 1,639 shares of common stock to Kirk Redding and 1,093 shares of common stock to Paul Akers representing a portion of the earn-out payments for the acquisition of PWF Corporation. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

    On April 1, 2000, the Company issued 13,577 shares of common stock to David R. McGee and Melinda L. McGee, Trustees of the David R. McGee and Melinda L. McGee Living Trust dated May 1, 1998 representing $125,000 of the purchase price for the acquisition of Worth Funding Incorporated. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

    On December 18, 2000, the Company issued 28,704 shares of common stock to Kirk Redding and 19,136 shares of common stock to Paul Akers and an aggregate of 7,250 shares of Common Stock to 12 other employees of PWF Corporation. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

    On January 1, 2001, the Company issued 11,919 shares of common stock to David R. McGee and Melinda L. McGee, Trustees of the David R. McGee and Melinda L. McGee Living Trust dated May 1, 1998 representing $125,000 of the deferred purchase price for the acquisition of Worth Funding Incorporated.

The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

    The following selected consolidated statements of operations and balance sheet data for the years ending December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999	For the Year Ended December 31, 1998	For the Year Ended December 31, 1997	For the Year Ended December 31, 1996

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gain on sales of loans	$14,952	$121,672	$105,060	$67,939	$11,630
Interest income	67,351	61,457	47,655	25,071	2,846
Servicing income	79,960	50,813	23,692	5,623	29
Other income	1,653	—	—	—	—

Total revenues	163,916	233,942	176,407	98,633	14,505
Expenses	200,697	167,056	124,099	68,041	12,200

Earnings (loss) before income taxes	(36,781)	66,886	52,308	30,592	2,305
Income taxes (benefit)	(13,756)	27,377	21,193	12,849	970

Net earnings (loss)	$(23,025)	$39,509	$31,115	$17,743	$1,335

Basic earnings (loss) per share	$(1.76)	$2.59	$2.19	$2.18	$2.53

Diluted earnings (loss) per share	$(1.76)	$2.11	$2.03	$1.40	$0.20

	As of December 31, 2000	As of December 31, 1999	As of December 31, 1998	As of December 31, 1997	As of December 31, 1996

	(dollars in thousands)
Balance Sheet Data:
Loans receivable held for sale, net	$400,089	$442,653	$356,975	$276,506	$57,990
Residual interests in securitizations	361,646	364,689	205,395	97,260	—
Total assets	837,161	863,709	624,727	398,128	64,638
Borrowings under warehouse lines of credit	201,705	234,778	191,931	184,426	41,702
Borrowings under aggregation lines of credit	202,741	193,948	153,912	70,937	13,957
Subordinated debt	40,000	20,000	—	—	—
Residual financing	176,806	177,493	122,298	53,427	—
Other liabilities	63,760	64,527	3,985	3,222	1,326
Total stockholders' equity	152,149	172,963	114,613	60,836	4,403

	As of or For the Year Ended December 31, 2000	As of or For the Year Ended December 31, 1999	As of or For the Year Ended December 31, 1998	As of or For the Year Ended December 31, 1997	As of or For the Year Ended December 31, 1996

	(dollars in thousands)
Operating Statistics:
Loan origination and purchase activities:
Wholesale originations	$3,041,761	$2,894,517	$2,382,784	$1,265,133	$290,452
Retail originations	1,110,596	1,185,747	942,072	578,674	66,487
Bulk acquisitions	—	—	—	120,794	—

Total loan originations and purchases	$4,152,357	$4,080,264	$3,324,856	$1,964,601	$356,939

Average principal balance per loan	$108	$102	$96	$102	$106
Percent of loans secured by first mortgage	95.3%	96.7%	97.2%	96.9%	97.3%
Weighted average initial loan-to-value ratio	78.6%	78.8%	78.2%	74.0%	71.5%
Originations by product type
ARMs	$3,052,481	$2,610,475	$1,920,686	$1,394,133	$264,510
Fixed-rate mortgages	1,099,876	1,469,789	1,404,170	570,468	92,429
Weighted average interest rates:
Fixed-rate mortgages	11.0%	10.2%	10.0%	9.8%	10.4%
ARMs	10.4%	9.8%	9.7%	9.5%	9.3%
Margin-ARMs	6.2%	6.2%	6.1%	7.0%	7.0%
Loan Sales:
Loans sold through whole loan transactions	$3,133,205	$1,033,006	$1,477,225	$680,900	$298,713
Loans sold through securitizations	1,029,477	3,017,658	2,265,700	1,123,618	—
Loans acquired to securitize	—	(61,312)	(544,704)	(63,718)	—

Net Loan Sales	$4,162,682	$3,989,352	$3,198,221	$1,740,800	$298,713

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the accompanying Notes included elsewhere herein.

GENERAL

    New Century is a specialty finance company engaged in the business, through its subsidiaries, of originating, purchasing, selling and servicing sub-prime mortgage loans secured primarily by first mortgages on single family residences. The Company originates and purchases loans through its wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of the Company's New Century Mortgage Corporation subsidiary as well as its subsidiary, Worth Funding Inc. Retail originations are made through New Century Mortgage Corporation's network of branch offices and through its Central Retail Division. New Century's borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. The Company's borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service provided by the Company.

LOAN ORIGINATION AND PURCHASES

    As of December 31, 2000, the Company's Wholesale Division was operating through five regional operating centers located in Southern California, Northern California, Englewood, Colorado, Chicago, Illinois and Tampa, Florida and through 21 additional sales offices located in 17 states. During the year ended December 31, 2000, the Wholesale Division funded $3.0 billion in loans, or 73.3%, of the Company's total loan production, including $123.5 million, or 3.0%, originated through Worth Funding, which was acquired by the Company in March 2000. As of December 31, 2000, the Retail Branch Operations Division was operating through 19 retail sales offices in California, and 50 retail sales offices in 25 other states. During the year ended December 31, 2000, the Retail Branch Operations Division funded $797.5 million in loans, or 19.2%, of the Company's total loan production. The Central Retail Division originated $313.0 million, or 7.5% of the Company's total loan production. In December 2000, the Company's subsidiary, Primewest Funding, merged with New Century Mortgage Corporation and became a part of the Central Retail Division.

    The following table summarizes the Company's loan originations and purchases for the periods shown.

	For the Year Ended December 31, 2000				For the Year Ended December 31, 1999

	Wholesale	Branch Operations	Central Retail	Total	Wholesale	Branch Operations	Central Retail	Total

Principal balance (in thousands)	$3,041,761	$797,531	$313,065	$4,152,357	$2,894,517	$1,022,689	$163,058	$4,080,264
Number of loans	26,000	9,184	3,146	38,330	26,821	11,427	1,649	39,897
Average principal balance (in thousands)	$117	$87	$99	$108	$108	$89	$99	$102
Weighted average interest rates:
Fixed-rate	11.3%	10.9%	10.4%	11.0%	10.2%	10.2%	9.9%	10.2%
ARMs	10.5%	10.4%	10.0%	10.4%	9.9%	9.2%	9.6%	9.8%
Margin-ARMs	6.1%	6.2%	6.2%	6.2%	6.1%	6.2%	6.5%	6.2%
Weighted average initial loan-to-value ratios (1)	78.8%	78.5%	76.9%	78.6%	78.8%	79.0%	76.8%	78.8%
Percentage of loans:
Fixed-rate	83.1%	46.5%	49.6%	73.5%	65.5%	28.3%	30.4%	64.0%
ARMs	16.9%	53.5%	50.4%	26.5%	34.5%	71.7%	69.6%	36.0%
Percentage of loans secured by first and second mortgages:
Percentage of loans Secured by first mortgage	96.7%	91.2%	93.1%	95.3%	95.2%	83.2%	93.3%	96.7%
Percentage of loans Secured by second mortgage	3.3%	8.8%	6.9%	4.7%	4.8%	16.8%	6.7%	3.3%
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

    The following table sets forth the loan production results, the number of office locations and the number of sales professionals at the end of each quarter by division:

	As of or For the Quarters Ended

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

	(dollars in thousands)
Wholesale (including Worth)
Volume	$709,480	$793,172	$766,680	$772,429
Offices (including regional operating centers)	36	36	36	26
Account Executives	144	140	140	151
Retail (including Central & Anyloan)
Volume	$246,981	$317,204	$284,084	$262,327
Offices	76	71	71	69
Loan Officers	369	398	357	363
Total
Volume	$956,461	$1,110,376	$1,050,764	$1,034,756
Offices	112	107	107	95

LOAN SALES AND SECURITIZATIONS

    Historically, the Company's loan sale strategy included both securitizations and whole loan sales in order to advance the Company's goal of enhancing profits while managing cash flows. Loan sales through securitizations permit the Company to enhance operating profits and to benefit from future cash flows generated by the residual interests retained by the Company. Whole loan sale transactions enable the Company to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests in securitizations. Due to market circumstances as well as cash flow considerations, the Company's strategy shifted toward greater emphasis on whole loan sales during 2000. The Company expects this strategy shift to continue in 2001.

    The following table sets forth loan sales and securitizations for the periods indicated:

	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999	For the Year Ended December 31, 1998

	(dollars in thousands)
Securitizations	$1,029,477	$3,017,658	$2,265,700
Whole loan sales	3,133,205	1,033,006	1,477,225

Subtotal	$4,162,682	$4,050,664	$3,742,925
Less: Loans acquired to securitize (1)	0	(61,312)	(544,704)

Net loan sales	$4,162,682	$3,989,352	$3,198,221

(1)
Loans acquired to securitize represent loans acquired by the Company from whole loan investors, for the purpose of securitizing those loans. These loan acquisitions are effected at current market prices for such loans.

    During 2000, whole loan prices improved considerably compared to prices in 1999 and the latter half of 1998. At the same time, however, more whole loan buyers have been confining their purchases to loans with very specific attributes rather than merely purchasing a full cross section of a seller's production. Likewise, buyers in recent quarters have tended to perform more rigorous due diligence reviews of loan pools, and have typically elected to exclude a significant percentage of loans from a pool on various bases. Although the Company believes these trends existed throughout the industry, the Company believes that after its June 2000 announcement that it had engaged an investment bank to review strategic alternatives, the Company's whole loan buyers tended to exclude an even greater percentage of loans from the

Company's pools. A number of these buyers indicated that their increased selectivity stemmed, in part, from their concern that the Company would be financially unable to make good on any obligations to repurchase first payment default loans or loans that otherwise breach representations or warranties in the purchase agreements. There can be no assurance that buyers will not continue to exclude a significant percentage of loans from the Company's pools.

    In response to these changes, the Company revised its underwriting guidelines during the third quarter of 2000 to originate the types of loans that are more closely aligned to its investors' guidelines. Unless the Company is able to respond to future changes in the requirements of whole loan buyers, volatility in the whole loan market could have an adverse effect on the Company's results of operations, business and financial condition.

    In addition, one of the Company's principal challenges transitioning from a balanced secondary marketing strategy to a purely whole loan strategy has been how to deal with loans rejected by whole loan buyers. When the Company is securitizing regularly, the Company has the discretion to include in its securitized pools loans that might have been rejected by a whole loan buyer because they fell outside the buyer's guidelines. If the Company believes that these loans are acceptable, the Company may securitize them and, as a residual holder, ultimately bear the risk if the loans fail to perform or result in a loss.

    In a purely whole loan model, absent the capital or financing to hold these loans in portfolio, the Company is forced to sell the loans initially rejected by whole loan investors at below cost and sometimes even below the outstanding principal balance.

    During 2000, although the weighted-average gain on sale on the Company's loans sold at a premium was 3.11%, when one includes discounted loan sales in the calculation, the net gain on sale was only 2.71%. This was 35 basis points below the Company's all-in cost of origination of those loans during 2000. The Company's objectives to reduce or eliminate this negative spread include: (i) decreasing its all-in acquisition cost, (ii) decreasing the volume of discounted loan sales, and (iii) increasing the number and amount of premium loan sales. To the extent the Company is unable to achieve these objectives, the Company's results of operations, financial condition and business prospects could be materially adversely affected.

GAIN ON SALE

    Historically, the Company's primary revenue source has been gains from the sale of its loans in whole loan sales and securitizations. In a whole loan sale, the Company recognizes and receives a cash gain upon sale. In a securitization, the Company recognizes a gain on sale at the time the loans are sold, but receives corresponding cash flows, represented by the over-collateralization amount ("OC") and the Net Interest Receivable ("NIR"), over the actual life of the loans. The OC represents the portion of the loans which are held by the trust as over-collateralization for the senior and junior certificate holders, and generally consists of the excess of the principal balance of the mortgage loans sold to the trust, less the principal balance of the certificates sold to investors. The NIR represents the difference between the interest received from the loans sold and (i) interest required to be passed through to the senior and junior certificate holders, (ii) all servicing fees, (iii) estimated losses to be incurred on the portfolio of loans, and (iv) other expenses and revenues, including anticipated prepayment penalties. At the time of securitization, the Company capitalizes the OC and the NIR, based upon certain prepayment and loan loss assumptions and a discount rate the Company believes is consistent with what market participants would use for similar financial instruments. The capitalized assets are recorded on the Company's balance sheet as interest-only and residual certificates. A gain or loss is recorded on the income statement for the value of the residual certificates created by the securitization in excess of the cost basis of the loans and transaction expenses. As a result of timing differences in receiving cash from whole loan sales versus securitizations, the relative percentage of whole loan sales to securitizations will impact the Company's operating cash flow. For the year ended December 31, 2000, the Company reduced loans sold through securitization to 24.7% of total loan sales, compared to 75.6% for the same period in 1999. During 2000, the Company transitioned from an approximate 50/50 whole loan and securitization strategy in the first half of the year to a 100% whole loan sale strategy in the fourth quarter of 2000. Subject to market conditions, the Company expects to sell the vast majority of its loans in the whole loan market during 2001. However, the Company will also evaluate securitization alternatives that could yield net cash proceeds to the Company equal to or greater than the proceeds received through whole loan sales, with no additional residual financing required.

    The Company has, to date, elected to fund the required OC at the closing of each securitization for its floating rate securitizations and has generally funded a portion of the required OC at the closing of its fixed rate securitizations. An OC is created within each securitization trust, as required by the rating agencies or the bond insurance companies. The over-collateralization requirement ranges from two to five percent of the initial securitization bond debt principal balance or four to nine percent of the remaining principal balance after thirty to thirty-six months of principal amortization. When funding all of the OC up front, the Company begins to receive cash flow from the NIR immediately, and in those cases where a portion of the OC is funded up front, the Company will begin to receive cash flow from the NIR more quickly than in cases where no initial funding is undertaken, in both cases subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, the Company will also receive the OC, subject to the performance of the mortgage loans in each securitization.

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

    At December 31, 2000, approximately $242.6 million in cash, or approximately 67.1% of the net book value of the Company's residual securities was being held by the trustee in the over-collateralization accounts relating to the residual securities. Cash held by the trustee is not affected by some of the factors that impact the remaining net interest receivable (NIR), such as prepayment speeds or interest rates.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    The Company originated and purchased $4.2 billion in loans for the year ended December 31, 2000, compared to $4.1 billion for the year ended December 31, 1999. Loans originated and purchased through the Company's Wholesale Division and Worth Funding were $3.0 billion, or 73.3%, of total originations and purchases for the year ended December 31, 2000. Loans originated through the Company's Retail Branch Operations and Central Retail Division were $1.1 billion, or 26.7%, of total originations and purchases for the year ended December 31, 2000. The Company's subsidiary, Primewest Funding, merged with the Company's subsidiary, New Century Mortgage Corporation during the latter part of 2000 and became a part of Central Retail Operations.

    Total revenues for the year ended December 31, 2000 decreased to $163.9 million, or 29.9%, from $233.9 million for the year ended December 31, 1999, due primarily to $67.0 million in adjustments recorded to the Company's residual interests in securitization, including a $26.9 million adjustment to the 1998 NC-5 security. This adjustment reduced the gain on sale of loans, which decreased to $15.0 million, or 87.7%, for the year ended December 31, 2000, from $121.7 million for the year ended December 31, 1999.

    The Company sold $4.2 billion in loans for the year ended December 31, 2000, $3.2 billion through whole loan sale transactions and $1.0 billion through securitizations.

    The components of the gain on sale of loans are illustrated in the following table:

	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999

	(dollars in thousands)
Gain from whole loan sale transactions	$73,737	$30,749
Non-cash gain from securitizations (NIR gains)	54,035	169,980
Non-cash gain from servicing asset	8,009	16,368
Cash gain (loss) from securitizations/NIMs transactions	2,062	(4,670)
Securitization expenses	(4,637)	(17,161)
Accrued interest	(7,201)	(14,807)
Write-down of NIR	(67,006)	(23,000)
Provision for losses	(15,451)	(2,549)
Non-refundable fees	61,085	54,598
Premiums, net	(27,287)	(22,355)
Origination costs	(62,800)	(63,300)
Hedging gains (losses)	406	(2,181)

Gain on sales of loans	$14,952	$121,672

    Whole loan sales for the year ended December 31, 2000, increased to $3.2 billion, or 203.3%, from $1.0 billion for the corresponding period in 1999. This increase is the result of the Company electing to sell a greater percentage of its loan originations and purchases through whole loan sales during 2000.

    Interest income for the year ended December 31, 2000 increased to $67.4 million, or 9.6%, from $61.5 million for the same period in 1999. Interest income is earned on loans held in inventory for sale. Such interest income accrues during periods when loans are accumulated for future sales, and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 2000 is the result of a higher average inventory of loans held for sale compared to the corresponding period in 1999. The average inventory held for sale for the year ended December 2000, based on quarter-end balances was $452.5 million, compared to $387.7 million for the corresponding period in 1999.

    Servicing income for the year ended December 31, 2000, increased to $80.0 million, or 57.4%, from $50.8 million for the year ended December 31, 1999, as a result of the increase in the servicing portfolio and the Company's residual interests in securitizations. Servicing income includes servicing fees received on loans sold through servicing-retained whole loan sales or securitizations, as well as income recognized on residual cash flows from securitizations. The average balance of residual interests in securitizations increased from $261.3 million for 1999 to $385.5 million for 2000. Of the $80 million in servicing and residual income, $49.9 million was interest on residual securities and $30.1 million was from servicing fees and related income. After the transfer of the servicing platform to Ocwen, the Company will continue to receive the interest income on the residual securities but will no longer receive the servicing fees and related income on the portion of the portfolio that was sold.

RESIDUAL SECURITIES

    The carrying value of the Company's residual securities at December 31, 2000 and December 31, 1999 is summarized below (dollars in thousands):

	2000	1999

Book Value of Securities	$361,646	$369,689
Less: General valuation allowance for NIR	—	(5,000)

Net carrying value	$361,646	$364,689

    In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security and adjusts the carrying value of the securities based on actual experience and trends in the industry. To determine the residual asset value, cash flow is projected for each security. To project cash flow, base assumptions for each product type based on historical performance are used for Constant Prepayment Rates (CPR) and losses. Each security is updated to reflect actual performance to date, and the base assumption for CPR and loss is then used to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, adjustments are made. The Forward LIBOR curve is then used to project future interest rates and finalize cash flows projections for each security. The projected cash flows are then discounted at 13% for residual securities and 15% for net interest margin securities to establish the net book value of the residual securities.

    During the second quarter of 2000, the Company recorded a $21.2 million write-down to its residual securities issued prior to 2000. This write-down resulted from the Company's decision to increase the discount rates used to value the residual securities. During the fourth quarter of 2000, the Company recorded a total of $45.8 million write-down. Approximately $26.9 million of this adjustment stemmed from Salomon Smith Barney's exercise of the call option for the Company's 1998-NC5 securitization transaction. None of the Company's other securitization transactions contain such a call feature. The remainder of the fourth quarter write-downs resulted from (i) a continuing increase in prepayment speeds which occurred despite the increase in interest rates, and (ii) an increase in overall loss assumptions.

    Total expenses for the year ended December 31, 2000, increased to $200.7 million, or 20.1%, from $167.1 million for the year ended December 31, 1999. Interest expense increased due to the higher level of loan inventory and corresponding warehouse and aggregation borrowings. All other expense components increased from 1999 to 2000 due primarily to (i) separation expenses associated with the reduction in staffing from 1,770 employees at December 31, 1999 to 1,511 employees at December 31, 2000; (ii) marketing costs; (iii) the costs incurred to develop new technology, including the Company's automated underwriting system, and (iv) the costs incurred in the development of the The Anyloan Company's anyloan.com website.

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

    Total revenues for the year ended December 31, 1999 increased to $233.9 million, or 32.6%, from $176.4 million for the year ended December 31, 1998, due primarily to the increase in loan originations, purchases and sales as well as the growth in the servicing portfolio in 1999. Gain on sale of loans increased to $121.7 million, or 15.8%, for the year ended December 31, 1999, from $105.1 million for the year ended December 31, 1998 due to the increase in loan sales in 1999.

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

    The components of the gain on sale of loans are illustrated in the following table:

	For the Year Ended December 31, 1999	For the Year Ended December 31, 1998

	(dollars in thousands)
Gain from whole loan sale transactions	$30,749	$58,001
Non-cash gain from securitizations (NIR gains)	169,908	168,065
Non-cash gain from servicing asset	16,368	8,791
Cash gain (loss) from securitizations/NIMs transactions	(4,670)	(4,664)
Securitization expenses	(17,161)	(13,664)
Accrued interest	(14,807)	(11,818)
Write-down of NIR	(23,000)	(5,900)
General valuation allowance for NIR	—	(7,500)
Provision for losses	(2,549)	(6,400)
Non-refundable fees	54,598	47,933
Premiums, net	(22,355)	(58,816)
Origination costs	(63,300)	(62,783)
Hedging losses	(2,181)	(6,185)

Gain on sales of loans	$121,672	$105,060

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

    Servicing income for the year ended December 31, 1999, increased to $50.8 million, or 114.5%, from $23.7 million for the year ended December 31, 1998, as a result of the increase in the servicing portfolio and the Company's residual interests in securitizations. Servicing income includes servicing fees received on loans sold through servicing-retained whole loan sales or securitizations, as well as income recognized on residual cash flows from securitizations. Residual interests in securitizations increased from $205.4 million at December 31, 1998 to $364.7 million at December 31, 1999. Another factor contributing to the increase in servicing income was the assumption of all servicing responsibilities for loans previously sub- serviced by Advanta Mortgage Corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

THE WAREHOUSE CREDIT AGREEMENT.  The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of December 31, 2000, the Company had a $265.0 million warehouse line of credit led by U.S. Bank National Association ("U.S. Bank") which expires in May 2001 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At December 31, 2000, the balance outstanding under the warehouse line of credit was $201.7 million.

    Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. Within seven business days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of December 31, 2000, the Company's "zero-collateral" balance was not material and did not effect the Company's liquidity.

    The warehouse line is contingent upon having a committed "take-out"—generally a committed aggregation facility or a forward sale commitment—for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) the outstanding principal balance of the loan and (ii) the take-out commitment level minus three percent. In the third and fourth quarter of 2000 and the first quarter of 2001, the Company has had qualifying take-outs in the form of forward sale commitments at prices in excess of 103% of the outstanding principal balance of the financed loans. Accordingly, the Company's advance rate under the warehouse facility has been 100% of the outstanding principal balance of the loans financed. If the Company is unable to maintain forward commitments at a price of 103% or higher, then the Company may be required to rely on its committed aggregation facilities as its qualifying "take-outs" under the warehouse line of credit. This would most likely cause the advance rate on the warehouse line to fall from 100% of the outstanding principal balance to approximately 98% of the outstanding principal balance. The negative cash impact of such an occurrence could have a material adverse impact on the Company's results of operations, business and financial condition.

AGGREGATION AND RESIDUAL FINANCING FACILITIES.  As of December 31, 2000, the Company also had a $500 million aggregation facility with Salomon Smith Barney ("Salomon"), which bears interest at a rate generally equal to the one month LIBOR plus 1.25%. This facility expires in May 2001, but can be terminated by Salomon upon 28 days written notice. The Company also has a $25.0 million Master Loan and Security Agreement with Salomon secured by delinquent or problem loans and REO properties. The facility expires on March 31, 2001 and bears interest at a rate equal to the one month LIBOR plus 2.00%. The outstanding balance of the combined Salomon facilities as of December 31, 2000 was $171.5 million. Additionally, in November 2000, the Company negotiated a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital Inc., which is subject to renewal in November 2001 and bears interest at a rate generally equal to the one month LIBOR plus 1.05%. As of December 31, 2000, the balance outstanding under this facility was $29.1 million. In February 2001, the Company cancelled its $300 million aggregation facility with Greenwich Capital Markets. In addition, the Company has a $300 million aggregation and residual financing facility with PaineWebber Real Estate Securities, Inc. that the Company does not utilize and expects to negotiate a termination of the facility during 2001 as well.

    At present, the Company utilizes the U.S. Bank warehouse line to finance the actual funding of its loan originations and purchases. After loans are funded by the Company using the warehouse line and all loan documentation is complete, the loans are generally transferred to the Salomon or Morgan Stanley aggregation facilities. The aggregation facilities are paid down with the proceeds of loan sales and securitizations.

    As of December 31, 2000, the Company had residual financing arrangements with Salomon, Greenwich, PaineWebber and Countrywide Warehouse Lending ("Countrywide"), whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interests from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The Greenwich residual financing facility has an aggregate limit of $21 million and expires in October, 2001. The PaineWebber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The Countrywide facility is structured as a rolling monthly repurchase agreement. The facilities bear interest at a rate based on the one month LIBOR. At December 31, 2000, the balance outstanding under these facilities was $176.8 million.

    In March 2001, in connection with the closing of the Ocwen transaction, Salomon agreed to modify its residual financing facility to provide for fixed minimum monthly and quarterly payment obligations starting in April 2001, with the facility maturing and requiring complete repayment by December 31, 2002. All cash flows from the financed residuals will be directed to pay down the facility. Based on current projections, the Company expects those cash flows to be adequate to cover the minimum monthly and quarterly pay-down obligations. If there is a shortfall, the Company will be required to make up the difference using its general working capital. The facility will no longer be subject to margin calls based on the fluctuation in the value of the underlying residuals.

    The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on the U.S. Bank warehouse facility, the Salomon and Morgan Stanley aggregation lines and the residual financing facilities in order to finance its continued operations. If any of Salomon, Morgan Stanley or U.S. Bank decided not to renew their respective credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source. Likewise, these facilities generally include cross-default clauses. Therefore, the Company's breach or default under one facility could trigger defaults under one or more of the Company's other financing facilities. Such defaults, if not waived by the applicable lenders, would have a material adverse impact on the Company's results of operations, business and financial condition.

    In addition, the Company's warehouse and aggregation lenders also have substantial authority to determine the characteristics of the loans that will qualify as collateral under their agreements. In the past few quarters, consistent with industry trends, those guidelines have tightened to exclude certain high-cost mortgages, loans to borrowers at the extreme low end of the credit spectrum, smaller loans and other loans perceived to be high risk by the lenders. Consequently, it is now more difficult for the Company to originate those loans. To the extent the Company cannot originate the full spectrum of non-prime mortgage loans for its key brokers, those relationships could be strained and some brokers could elect to curtail their business with the Company. This in turn could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

OTHER BORROWINGS.  In the fourth quarter of 1999, U.S. Bank National Association provided the Company with $20 million in subordinated debt. During 2000, U.S. Bank provided an additional $20 million in subordinated debt, and also extended the maturity for all $40 million of subordinated debt until June 2002. The debt bears interest at a rate of 12% per year. In March 2001, in connection with the Ocwen servicing rights sale, U.S. Bank agreed to extend the maturity of the subordinated debt to December 31, 2003.

    During 2000, U.S. Bank also provided a $22.5 million financing facility to the Company secured by servicing advance receivables and delinquent mortgage loans not financed elsewhere. The facility was structured as a weekly rolling repurchase agreement, with the repurchase price based on an interest rate of 12%. In March 2001, the Company used some of the proceeds from the Ocwen transaction to pay off the outstanding balance on this facility and terminated it.

    The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of December 31, 2000, the balance outstanding under this facility was $1.8 million, and the weighted-average interest rate was 9.5%.

    The Company had various non-revolving operating lease agreements totaling $18.3 million at December 31, 2000, for purposes of financing office property and equipment. Advances under these facilities are made periodically and a financing rate is established at the time of each advance. As of December 31, 2000 the Company had fully utilized the financing available under these facilities.

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

CASH FLOW.  For the year ended December 31, 2000, the Company's operations used approximately $30.8 million more cash than those operations generated. The principal reasons for the excess were (i) securitization and (ii) the all-in acquisition costs for loans exceeding the gain on sale received for those loans on a whole loan basis. The Company made up the majority of the cash shortfall through (i) borrowing additional subordinated debt from U.S. Bank and (ii) establishing the additional $22.5 million repurchase facility with U.S. Bank. Although the Company transitioned to a whole loan sales secondary marketing strategy in the latter half of 2000, the Company's loan origination and purchase programs still require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (iv) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to begin receiving cash flows until December 2001; and (v) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

    After the transfer to Ocwen's Orlando, Florida servicing center on August 1, 2001, the Company will no longer receive servicing fees and related income, but will receive servicing income from the interest on its residual securities.

    In the first quarter of 2001, the Company also generated additional cash as a result of two non-recurring transactions. First, the Company received cash in connection with the call of the 1998-NC5 securitization in January 2001. The proceeds to the Company as holder of residual securities in the transaction exceeded the amount of financing on those residuals by approximately $5.8 million. In addition, in March 2001, the Company received approximately $4.0 million in cash from the sale of servicing rights and servicing advance receivables to Ocwen, after pay-down of the financing secured by those assets.

LIQUIDITY STRATEGY FOR 2001.  The Company has taken steps early in 2001 designed to improve its liquidity and cash flow. The Ocwen transaction allowed the Company to pay down approximately $32.9 million in debt and also receive approximately $4.0 million in cash. Moreover, as a result of the Ocwen transaction, the Company will no longer be obligated to make servicing advances on its securitized loans. At the same time, however, the sale to Ocwen will reduce servicing cash flows by approximately $3.5 million in future quarters. Upon transfer of servicing to Ocwen in the summer of 2001, the Company expects either to close the facility, sell the servicing platform to a third party or offer limited servicing activities.

    In addition, the amendment of the Salomon residual financing arrangement is intended to make the Company substantially less vulnerable to margin calls on its residual financing. Likewise, the extension of the maturity of the U.S. Bank debt is intended to allow the Company to time repayment of that debt to coincide with the anticipated cash flows from the Company's residual securities.

    Despite the expected improvements to the Company's cash position and liquidity as a result of the servicing rights sale to Ocwen, the Company's operations continue to use more cash than they generate. Apart from its operating uses of cash, the Company has current and deferred income taxes of approximately $15.4 million, some of which may be payable in 2001.

    During 2001, the Company intends to concentrate on improving cash flow in order to achieve cash-flow positive operations sufficient to pay its deferred tax obligation and fund ongoing operations. The Company's principal strategies will be (i) reducing the all-in acquisition cost for loans, with a goal of reducing it to 2.50% by the second quarter and even lower in the second half of the year, (ii) reducing the number of loans that the Company must sell at a discount because of defects, because they are rejected by loan buyers or because the borrower failed to make the first payment, (iii) reducing the size of the average loss on sale for those loans that are sold at a discount, and (iv) improving the gain on sale of loans sold at a premium. There can be no assurance that the Company will be able to achieve these goals and operate on a cash flow neutral or cash flow positive basis.

    If the Company cannot generate sufficient cash flow to fund its operations and pay its deferred tax liability, the Company will need to seek additional borrowings or additional equity capital. There can be no assurance that such debt or equity will be available to the Company. Absent improved cash flow and/or additional capital, at current cash usage rates, there can be no assurance that the Company will meet its required $10 million month-end liquidity covenant under its U.S. Bank Warehouse Credit Agreement. If the Company breaches this covenant, the Company intends to seek appropriate waivers from U.S. Bank and its other lenders. There can be no assurance that such waivers would be obtained. If such waivers were not obtained, the warehouse line of credit and the Company's other credit facilities could be terminated. Unless the Company were to secure suitable replacement facilities, any termination of these facilities would have a material adverse effect on the Company's results of operations, financial condition and business prospects.

    Subject to the various uncertainties described above, and assuming that the Company will be able to successfully execute its liquidity strategy, the Company anticipates that its liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future.

U.S. BANCORP STRATEGIC ALLIANCE

    In January 2001, U.S. Bank forfeited its rights to the 725,000 warrants issued in connection with the April 2000 subordinated debt financing transaction with the Company. The forfeiture decision arose in the course of the Federal Reserve's review of the U.S. Bancorp/Firstar Corp. merger. Federal regulators had concluded that U.S. Bancorp's rights under its shareholder agreements with the Company's founding managers would result in the Company being deemed an "affiliate" under the Federal Reserve Act. In order to avoid the complications relating to affiliate status and to facilitate the merger approval process, U.S. Bancorp elected to forfeit the warrants and terminate the shareholder agreements with the Company. As a result, U.S. Bancorp's equity interest as of February 1, 2001, stands at 24.8% of the Company.

    In March 2001, in connection with the closing of the Ocwen servicing rights purchase, U.S. Bancorp agreed to extend the maturity of its $40 million in subordinated debt until December 31, 2003.

    On March 29, 2001, U.S. Bancorp notified the Company that it was terminating its right to representation on the Company's Board of Directors. U.S. Bancorp received this right under its 1998 Preferred Stock Purchase Agreement with the Company. The two U.S. Bancorp-designated directors currently serving on the Board remain directors as of the date hereof, but no longer serve as designees of U.S. Bancorp.

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

ACCOUNTING CONSIDERATIONS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Securities and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

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

    On January 1, 2001, the Company adopted SFAS No. 133. All outstanding derivatives at December 31, 2000 had already been recognized at fair value with the offset through earnings, consequently, the adoption of SFAS No. 133 did not result in any adjustment to the recorded value of the Company's derivative hedging instruments.

    In September 2000, FASB issued SFAS No. 140 to replace No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 140). SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. Statement No. 140 will be the authoritative accounting literature for: (i) securitization transactions involving financial assets; (ii) sales of financial assets; (iii) servicing assets and liabilities; (iv) securities lending transactions; (v) repurchase agreements; and (vi) extinguishment of liabilities. The accounting provisions are effective beginning after March 31, 2001. The reclassification and disclosure provisions are effective beginning after December 15, 2000. The Company adopted the disclosure provisions required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its financial statements and footnotes. The adoption of the accounting provisions is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

SAFE HARBOR STATEMENT

    The preceding "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections as well as the "Letter to Stockholders" contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance. The forward-looking statements and associated risks may include or relate to: (i) the belief that the Company is better positioned to meet the challenges in its industry, (ii) the belief that the Company is positioned to deliver a higher quality of earnings in future quarters, (iii) the expectation that the amendments to the Company's residual and subordinated financing facilities will allow for orderly repayment of the residual financing by

December 31, 2002, (iv) the expectation that upon repayment of the Company's residual financing, the unencumbered residual assets will generate significant cash flows to support corporate operations, future strategic initiatives, and enhance stockholder value, (v) the belief that the Company's decision to remain independent will allow it to focus on its core businesses with the aim of originating the best loan products and providing the best service to its customers, (vi) the expectation that the Company will be able to execute its 2001 Business Plan and return to profitability in 2001, (vii) the belief that Ocwen's servicing will result in consistent collateral performance throughout the life of the Company's loans and enhance the value of the Company's residuals, (viii) the expectation that the Company will complete the transfer of servicing to Ocwen by August 1, 2001, (ix) the belief that the Company will be able to reduce its all-in loan acquisition costs to its 2.50% target, (x) the Company's plan to execute a secondary marketing strategy that maximizes liquidity, (xi) the Company's plan to reduce the number of loans it sells at a discount and the severity of the losses on those sales, (xii) the Company's plan to originate loans for which buyers will pay higher premiums, (xiii) the plan to achieve cash flow-positive operations in 2001; (xiv) the assumptions used to value the Company's residual assets, (xv) the expectation that the Company will continue to offer insurance products to borrowers on the Company's loans held for sale, (xvi) the belief that the Company will be able to attract, retain and motivate qualified personnel, (xvii) the belief that the Company's relations with its employees are satisfactory, (xviii) the belief that the Company's litigation, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations, (xix) the expectation that the Company's residual cash flows will be adequate to repay the Salomon residual financing and the U.S. Bank subordinated debt, (xx) the expectation that the Company will continue to receive servicing income in the form of interest on its residual securities after the transfer of servicing rights to Ocwen, (xxi) the expectation that after the transfer of servicing to Ocwen the Company will reduce some corporate overhead that had been supporting the servicing operations, (xxii) the belief that the Company will be able to execute its strategies to improve liquidity, and (xxiii) the expectation that the adoption of SFAS No. 140 and FIN 44 will not have a material impact on the Company's financial position, balance sheet, results of operations or liquidity.

    The forward-looking statements are further qualified by important factors that could cause actual results to differ materially from these in the forward-looking statements, including, without limitation, the following: (i) the Company's access to funding sources and its ability to renew, replace or add to its existing credit facilities on terms comparable to the current terms; (ii) the condition of the secondary market for whole loans, (iii) the condition of the markets for mortgage-backed securities and the senior bonds issued in NIM transactions, (iv) an increase in the prepayment speed or default rate of the Company's borrowers; (v) management's ability to manage the Company's past growth and planned expansion; (vi) the effect of changes in interest rates; (vii) the effect of the competitive pressures from other sub-prime lenders or suppliers of credit in the Company's market; (viii) the negative impact of economic slowdowns or recessions; (ix) the ability of the Company to offer its employees competitive compensation packages, (x) the impact of new state or federal legislation restricting the activities of sub-prime lenders; and (xi) the ability of the Company and Ocwen to provide for a smooth transfer of servicing, (xii) the Company's ability to maintain the performance of its servicing platform pending the transfer to Ocwen, (xiii) the Company's ability to improve its origination controls and processes in order to avoid originating loans that must be sold at a discount, and (xiv) the Company's ability to expand origination volume while reducing overhead. Results actually achieved may differ materially from expected results in these statements. Several of these risks are discussed in greater detail in the "Risk Factors" section of the preceding "Business" section. Any of the factors described alone or in the "Risk Factors" section could cause the Company's financial results, including its net income or growth in net income, to differ materially from prior results.

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

    The following table illustrates the timing of the re-pricing of the Company's interest-sensitive assets and liabilities as of December 31, 2000. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of the Company's loans receivable held for sale will be sold in the first six months of 2001. In addition, the timing of re-pricing or maturity of the Company's residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for further details).

Description	Zero to Six Months	Six months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value

Interest-sensitive assets:
Cash and cash equivalents	$10,283						10,283	10,283
Loans receivable held for sale, net	400,089						400,089	406,420
Residual interests in securitizations	39,531	13,694	91,815	113,169	27,289	76,148	361,646	361,646
Interest rate cap	881						881	881

Total interest-sensitive assets	$450,784	13,694	91,815	113,169	27,289	76,148	772,899	779,230

Interest-sensitive liabilities:
Warehouse and aggregation lines of credit	404,446						404,446	404,446
Residual financing payable	176,806						176,806	176,806
Subordinated debt			40,000				40,000	40,000
Note payable	23,201	491	431	217			24,340	24,340

Total interest-sensitive liabilities	$604,453	491	40,431	217	—	—	645,592	645,592

Excess of interest-sensitive assets over interest-sensitive liabilities	(153,669)	13,203	51,384	112,952	27,289	76,148	127,307	133,638

Cumulative net interest-sensitivity gap	$(153,669)	(140,466)	(89,082)	23,870	51,159	127,307		133,638

    The following table illustrates the timing of the re-pricing of the Company's interest-sensitive assets and liabilities as of December 31, 1999. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of the Company's loans receivable held for sale will be sold in the first six months of 2000. In addition, the timing of re-pricing or maturity of the Company's residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for further details).

Description	Zero to Six Months	Six months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value

Interest-sensitive assets:
Cash and cash equivalents	$4,496						4,496	4,496
Loans receivable held for sale, net	442,653						442,653	444,599
Residual interests in securitizations	7,753	7,817	128,682	106,594	66,640	47,203	364,689	364,689

Total interest-sensitive assets	$454,902	7,817	128,682	106,594	66,640	47,203	811,838	813,784

Interest-sensitive liabilities:
Warehouse and aggregation lines of credit	428,726						428,726	428,726
Residual financing payable	177,493						177,493	177,493
Subordinated debt	20,000						20,000	20,000
Note payable	958	835	1,026	232			3,051	3,051

Total interest-sensitive liabilities	$627,177	835	1,026	232	—	—	629,270	629,270

Excess of interest-sensitive assets over interest-sensitive liabilities	(172,275)	6,982	127,656	106,362	66,640	47,203	182,568	184,514

Cumulative net interest-sensitivity gap	$(172,275)	(165,293)	(37,637)	68,725	135,365	182,568		184,514

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is set forth in "Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names and ages of the executive officers of the Company and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding the Company's directors will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Board of Directors and Committees of the Board" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000 under the captions "Executive Compensation," "Board of Directors and Committees of the Board," "Report of Compensation Committee," "Performance Graph," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000 under the caption "Security Ownership of Principal Stockholders and Management," and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000 under the caption "Certain Relationships and Related Transactions," and is incorporated herein by this reference as if set forth in full herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  Consolidated Financial Statements—See "Index to Consolidated Financial Statements"

  2.
  Consolidated Financial Statement Schedule—See "Index to Consolidated Financial Statements"

  3.
  Exhibits—See "Exhibit Index"

  (b)
  The Company did not file any reports on form 8-K during the fourth quarter of 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION
By:	/s/ BRAD A. MORRICE Brad A. Morrice Vice Chairman, President and Chief Operating Officer

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

Signature	Title	Date

/s/ BRAD A. MORRICE Brad A. Morrice	Vice Chairman, President and Chief Operating Officer	March 29, 2001
/s/ EDWARD F. GOTSCHALL Edward F. Gotschall	Vice Chairman and Chief Financial Officer	March 29, 2001
/s/ ROBERT K. COLE Robert K. Cole	Chairman of the Board and Chief Executive Officer	March 29, 2001
/s/ FREDRIC J. FORSTER Fredric J. Forster	Director	March 29, 2001
/s/ MICHAEL M. SACHS Michael M. Sachs	Director	March 29, 2001
/s/ TERRENCE P. SANDVIK Terrence P. Sandvik	Director	March 29, 2001
/s/ RICHARD A. ZONA Richard A. Zona	Director	March 29, 2001

EXHIBIT INDEX

Exhibit Number	Description

3.1	First Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock (2)
3.3	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock (3)
3.4	First Amended and Restated Bylaws of the Company (1)
4.1	Specimen Stock Certificate (1)
4.2	Specimen Series 1998A Convertible Preferred Stock Certificate (4)
4.3	Specimen Series 1999A Convertible Preferred Stock Certificate (5)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors (1)*
10.2	1995 Stock Option Plan, as amended (incorporated by reference from the Company's Form S-8 Registration Statement (No. 333-56514) as filed with the Securities and Exchange Commission on March 2, 2001*
10.3	Founding Managers' Incentive Compensation Plan (1)*
10.4	Office Building Lease by and between Koll Center Irvine Number Two and New Century Financial Corporation dated April 11, 1997 (1)
10.5	Registration Rights Agreement, dated May 30, 1997, by and between the Company and certain stockholders of the Company (1)
10.6	Form of Equalization Option granted to two executive officers of the Company (1)*
10.7	New Century Financial Corporation Comerica Warrant to Purchase Common Stock issued to Comerica on May 30, 1997 (1)
10.8	Office Building Lease by and between AGBRI Cowan and New Century Financial Corporation dated November 6, 1997 (6)
10.9	Employee Stock Purchase Plan, as amended (7)*
10.10	Merger Agreement, dated as of December, 17, 1997, by and among New Century, NC Acquisition Corp., PWF, Kirk Redding and Paul Akers (8)
10.11	First Amendment to Merger Agreement, dated January 12, 1998, by and among New Century, NC Acquisition Corp., PWF, Kirk Redding and Paul Akers (8)
10.12	Master Lease Agreement by and between New Century Mortgage Corporation and General Electric Capital Corporation, dated as of October 24, 1997 (6)
10.13	First Amendment to Founding Managers' Incentive Compensation Plan (9)*
10.14	Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated May 29, 1998 (10)
10.15	First Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated July 27, 1998 (11)
10.16	Second Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated June 30, 1998 (11)
10.17	Third Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated November 23, 1998 (4)
10.18	Fourth Amendment to Third Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated December 11, 1998 (4)

10.19	Deferred Compensation Plan (incorporated by reference from the Company's Form S-8 Registration Statement(No. 333-68467) as filed with the Securities and Exchange Commission on December 7, 1998*
10.20	Preferred Stock Purchase Agreement, dated as of October 18, 1998, between the Company and U.S. Bancorp (2)
10.21	Registration Rights Agreement, dated as of November 24, 1998, between the Company and U.S. Bancorp (2)
10.22	Flow Purchase Agreement, dated as of November 24, 1998, between New Century Mortgage Corporation and U.S. Bank National Association, ND (2)
10.23	Service Provider Agreement, dated as of November 24, 1998, between New Century Mortgage Corporation and U.S. Bank National Association, ND (2)
10.24	Form of Founding Managers' Shareholder Agreement, dated November 24, 1998 (4)
10.25	Form of Founding Managers' Employment Agreement, dated January 1, 1999 (4)*
10.26	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated December 11, 1998 (4)
10.27	Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated May 26, 1999 (5)
10.28	Master Loan and Security Agreement by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated June 23, 1999 (5)
10.29	Residual Financial Facility Agreement by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated June 23, 1999 (5)
10.30	Master Loan and Security Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Paine Webber Real Estate Securities, Inc., dated as of July 20, 1999 (5)
10.31	Preferred Stock Purchase Agreement, dated as of July 26, 1999, between the Company and U.S. Bancorp (5)
10.32	Amended and Restated Registration Rights Agreement, dated as of July 26, 1999, between the Company and U.S. Bancorp (5)
10.33	First Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated August 31, 1999 (12)
10.34	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated September 1, 1999 (12)
10.35	Amendment to Master Loan and Security Agreement dated as of July 20, 1999 by and among New Century Mortgage Corporation, NC Capital Corporation and Paine Webber Real Estate Securities, Inc., dated as of September 30, 1999 (12)
10.36	Industrial Lease, dated October 11, 1999, between the Company and the Irvine Company (12)
10.37	Second Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated October 15, 1999 (12)
10.38	Amendment Number One to Master Loan and Security Agreement dated as of June 23, 1999 by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated as of October 23, 1999 (12)
10.39	Third Amendment to Pledge and Security Agreement dated February 17, 2000 between New Century Mortgage Corporation and U.S. Bank National Association (7)

10.40	Amendment to Letter Agreement dated as of September 1, 1999 by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated March 7, 2000 (7)
10.41	Subordinated Loan Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 28, 2000 (3)
10.42	Warrant Issuance Agreement by and among New Century Financial Corporation, U.S. Bancorp and U.S. Bank National Association, dated April 28, 2000 (3)
10.43	Promissory Note by New Century Mortgage Corporation, dated April 28, 2000 (3)
10.44	Amended and Restated Registration Rights Agreement by and among New Century Financial Corporation, U.S. Bancorp and U.S. Bank National Association, dated April 28, 2000 (3)
10.45	Amended and Restated Pledge and Security Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 30, 2000 (3)
10.46	Amended and Restated Security Agreement by and among NC Capital Corporation, NC Residual II Corporation and U.S. Bank National Association, dated April 30, 2000 (3)
10.47	Amended and Restated Servicing Security Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 30, 2000 (3)
10.48	Intercreditor Agreement by and among U.S. Bank National Association, NC Capital Corporation, NC Residual II Corporation and Salomon Smith Barney, Inc.dated April 26, 2000 (3)
10.49	Master Loan & Security Agreement, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated April 1, 2000 (3)
10.50	Letter Agreement, by and among Salomon Brothers Realty Corp., NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000 (3)
10.51	Third Amendment to Fourth Amended and Restated Credit Agreement dated May 24, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association (13)
10.52	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated June 29, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. (13)
10.53	Amendment Number Two to the Master Loan and Security Agreement, dated June 23, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. (13)
10.54	Amendment Number One to the Residual Financing Facility Agreement, dated June 23, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. (13)
10.55	Intercreditor Letter Agreement, dated June 30, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. (13)
10.56	Purchase Agreement dated July 20, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association (13)
10.57	Restated Purchase Agreement dated July 31, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association (13)
10.58	Global Master Repurchase Agreement dated as of December 11, 1998 between Salomon Smith Barney, Inc. as Agent for Salomon Brothers International Limited and NC Capital Corporation (14)

10.59	Global Master Repurchase Agreement dated as of December 11, 1998 between Salomon Smith Barney, Inc. as Agent for Salomon Brothers International Limited and NC Residual II Corporation (14)
10.60	Warrant, dated April 28, 2000, issued to U.S. Bank National Association (650,000 shares) (14)
10.61	Warrant, dated April 28, 2000, issued to U.S. Bank National Association (37,500 shares) (14)
10.62	Warrant, dated July 18, 2000, issued to U.S. Bank National Association (14)
10.63	Warrant, dated October 30, 2000, issued to U.S. Bank National Association (14)
10.64	Amendment Number Two to Residual Financing Facility Agreement, dated September 28, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. (14)
10.65	Amendment Number Three to Residual Financing Facility Agreement, dated October 31, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. (14)
10.66	Amendment to Letter Agreement by and between Salomon Brothers Realty Corp., NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000 (14)
10.67	Irrevocable Proxy, dated November 11, 2000, executed by Brookhaven Capital Management, LLC, Watershed Partners, L. P. and Vincent A. Carrino (14)
10.68	First Amendment to Subordinated Loan Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association dated July 20, 2000
10.69	Letter Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corporation, dated November 30, 2000
10.70	Letter Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corporation, dated December 27, 2000
10.71	Amendment Number Four to Residual Financing Facility Agreement, dated November 21, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.
10.72	Termination of the Master Loan and Security Agreement by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. dated February 13, 2001
10.73	Termination Agreement by and among New Century Financial Corporation, PWF Corporation, Paul B. Akers and Kirk Redding, dated December 13, 2000
10.74	Master Loan and Security Agreement by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc., dated December 1, 2001
10.75	Separation Agreement and General Release by and between New Century Financial Corporation and Steve Holder, dated as of December 27, 2000
10.76	Consulting Agreement between New Century Financial Corporation and Steve Holder, dated as of December 27, 2000
10.77	Termination Letter regarding U.S. Bank National Association's Warrants, dated January 12, 2001
10.78	Termination Letter regarding U.S. Bank National Association's Shareholder Agreements with Robert Cole, Brad Morrice, Ed Gotschall and Steve Holder dated January 12, 2001
10.79	Servicing Rights Purchase Agreement by and among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001

10.80	Receivables Financing Facility Agreement by and among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001
10.81	Residential Flow Interim Servicing and Servicing Rights Purchase Agreement by and between New Century Mortgage Corporation and Ocwen Federal Bank FSB, dated as of March 1, 2001
10.82	First Amendment to Restated Purchase Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association, dated February 28, 2001
10.83	Second Amendment to Subordinated Loan Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association dated as of March 29, 2001
10.84	Third Amended and Restated Subordinated Promissory Note executed by New Century Mortgage Corporation in favor of U.S. Bank National Association, dated as of March 29, 2001
10.85	TBMA/ISMA Global Master Repurchase Agreement by and between Salomon Smith Barney Inc. as Agent for Salomon Brothers International Limited and NC Capital Corporation and Annex I thereto, dated as of March 29, 2001
10.86	TBMA/ISMA Global Master Repurchase Agreement by and between Salomon Smith Barney Inc. as Agent for Salomon Brothers International Limited and NC Residual II Corporation and Annex I thereto, dated as of March 29, 2001
10.87	Letter Agreement dated March 29, 2001 by and among U.S. Bank National Association, NC Capital Corporation, NC Residual II Corporation and Salomon Smith Barney as Agent for Salomon Brothers International Ltd.
10.88	Letter dated March 29, 2001 from U.S. Bancorp to the Corporation regarding termination of certain board rights.
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP
*
Management contract or compensatory plan or arrangement.

(1)
Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the Securities and Exchange Commission on June 23, 1997.

(2)
Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.

(3)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.

(4)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 on file with the Securities and Exchange Commission.

(5)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1999.

(6)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 on file with the Securities and Exchange Commission.

(7)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on file with the Securities and Exchange Commission.

(8)
Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 26, 1998.

(9)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 1998.

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1998.

(11)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1998.

(12)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.

(13)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(14)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2000.

NEW CENTURY FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
New Century Financial Corporation:

We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Orange County, California
February 1, 2001,
    except as to note 22
    to the consolidated financial statements,
    which is as of March 29, 2001.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	1999

	(Dollars in thousands, except per share amounts)
ASSETS:
Cash and cash equivalents	$10,283	$4,496
Loans receivable held for sale, net (notes 2 and 7)	400,089	442,653
Residual interests in securitizations (notes 3 and 7)	361,646	364,689
Mortgage servicing assets (note 4)	22,945	22,145
Accrued interest receivable	1,588	1,538
Income taxes receivable	—	548
Office property and equipment (notes 6 and 9)	3,171	3,780
Prepaid expenses and other assets (notes 5 and 10)	37,439	23,860

TOTAL ASSETS	$837,161	$863,709

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 7)	$404,446	$428,726
Residual financing (note 7)	176,806	177,493
Subordinated debt (note 8)	40,000	20,000
Notes payable (note 9)	24,340	3,051
Income taxes payable (note 12)	7,498	—
Accounts payable and accrued liabilities (notes 11 and 14)	24,040	26,484
Deferred income taxes (note 12)	7,882	34,992

Total liabilities	685,012	690,746
Commitments and contingencies (note 11)
Stockholders' equity (notes 14 and 15):
Preferred stock, $.01 par value. Authorized 7,500,000 shares; 40,000 shares issued and outstanding; liquidation preference $40,000	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 14,852,931 shares at December 31, 2000 and 14,694,984 shares at December 31, 1999	149	147
Additional paid-in capital	90,579	85,625
Retained earnings, restricted	61,426	87,351

	152,154	173,123
Deferred compensation costs	(5)	(160)

Total stockholders' equity	152,149	172,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$837,161	$863,709

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	1999	1998

	(In thousands, except per share data)
Revenues:
Gain on sale of loans (note 2)	$14,952	$121,672	$105,060
Interest income (note 2)	67,351	61,457	47,655
Servicing and residual income (note 3)	79,960	50,813	23,692
Other income	1,653	—	—

Total revenues	163,916	233,942	176,407

Expenses:
Personnel (notes 11 and 13)	57,418	54,634	41,345
Interest	72,126	53,193	40,328
General and administrative (note 16)	52,601	42,732	30,994
Advertising and promotion	12,681	11,767	8,681
Professional services	5,871	4,730	2,751

Total expenses	200,697	167,056	124,099

Earnings (loss) before income taxes (benefit)	(36,781)	66,886	52,308
Income taxes (benefit) (note 12)	(13,756)	27,377	21,193

Net earnings (loss)	(23,025)	39,509	31,115
Dividends paid on preferred stock	2,900	2,111	158

Net earnings (loss) available to common stockholders	$(25,925)	$37,398	$30,957

Basic earnings (loss) per share (note 19)	$(1.76)	$2.59	$2.19

Diluted earnings (loss) per share (note 19)	$(1.76)	$2.11	$2.03

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(in thousands)	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Retained earnings, restricted	Deferred compensation	Total

Balance, December 31, 1997	—	$—	14,166	$142	$43,486	$18,996	$(1,788)	$60,836
Proceeds from issuance of common stock	—	—	317	1	830	—	—	831
Issuance of common stock for acquisition of subsidiary	—	—	19	2	1,998	—	—	2,000
Proceeds from issuance of preferred stock	20	—	—	—	20,000	—	—	20,000
Cancellation of warrants	—	—	—	—	(825)	—	—	(825)
Issuance of restricted stock	—	—	16	—	174	—	—	174
Purchase of treasury stock	—	—	(44)	—	(422)	—	—	(422)
Amortization of deferred compensation	—	—	—	—	—	—	1,062	1,062
Net earnings	—	—	—	—	—	31,115	—	31,115
Preferred stock dividends	—	—	—	—	—	(158)	—	(158)

Balance, December 31, 1998	20	—	14,474	145	65,241	49,953	(726)	114,613
Proceeds from issuance of common stock	—	—	271	3	1,135	—	—	1,138
Issuance of common stock for acquisition of subsidiary	—	—	10	—	108	—	—	108
Proceeds from issuance of preferred stock	20	—	—	—	20,000	—	—	20,000
Purchase of treasury stock	—	—	(60)	(1)	(859)	—	—	(860)
Amortization of deferred compensation	—	—	—	—	—	—	566	566
Net earnings	—	—	—	—	—	39,509	—	39,509
Preferred stock dividends	—	—	—	—	—	(2,111)	—	(2,111)

Balance, December 31, 1999	40	—	14,695	147	85,625	87,351	(160)	172,963
Proceeds from issuance of common stock	—	—	149	1	912	—	—	913
Issuance of common stock for acquisition of subsidiary	—	—	69	1	792	—	—	793
Purchase of treasury stock	—	—	(60)	—	(562)	—	—	(562)
Issuance of warrants	—	—	—	—	3,812	—	—	3,812
Amortization of deferred compensation	—	—	—	—	—	—	155	155
Net loss	—	—	—	—	—	(23,025)	—	(23,025)
Preferred stock dividends	—	—	—	—	—	(2,900)	—	(2,900)

Balance, December 31, 2000	40	$—	14,853	$149	$90,579	$61,426	$(5)	$152,149

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31

	2000	1999	1998

	(in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(23,025)	$39,509	$31,115
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	11,540	6,226	3,900
Deferred income taxes	(19,612)	14,750	12,205
NIR gains	(54,035)	(169,980)	(168,065)
Initial deposits to over-collateralization accounts	(23,927)	(87,940)	(64,942)
Deposits to over-collateralization accounts	(81,626)	(43,288)	(31,284)
Release of cash from over-collateralization accounts	62,941	36,475	27,658
Servicing gains	(8,009)	(16,368)	(8,791)
Amortization (accretion) of NIRs	24,005	11,282	15,935
Fair value adjustment of residual securities	67,006	23,000	13,400
Net proceeds from NIMS transaction	8,679	76,098	99,163
Provision for losses	15,451	2,549	6,400
Loans originated or acquired for sale	(4,148,208)	(4,082,145)	(3,326,027)
Loan sales, net	4,162,682	3,984,597	3,198,221
Principal payments on loans receivable held for sale	31,545	12,336	37,440
Increase (decrease) in warehouse and aggregation lines of credit	(30,083)	82,883	90,480
Net change in other assets and liabilities	(26,120)	(6,985)	(5,432)

Net cash used in operating activities	(30,796)	(117,001)	(68,624)

Cash flows from investing activities:
Purchase of office property and equipment	(1,312)	(2,131)	(1,603)
Purchase of mortgage servicing rights	(115)	—	—
Acquisition of Primewest	(43)	—	(1,642)

Net cash used in investing activities	(1,470)	(2,131)	(3,245)
Cash flows from financing activities:
Net proceeds from (repayments of) residual financing	(687)	55,195	68,871
Proceeds from issuance of subordinated debt	20,000	20,000	—
Proceeds from (net repayments of) notes payable	21,289	(934)	763
Payment of dividends on convertible preferred stock	(2,900)	(1,786)	—
Net proceeds from issuance of stock/purchase of treasury stock	351	20,278	20,409

Net cash provided by financing activities	38,053	92,753	90,043

Net increase (decrease) in cash and cash equivalents	5,787	(26,379)	18,174
Cash and cash equivalents, beginning of period	4,496	30,875	12,701

Cash and cash equivalents, end of period	$10,283	$4,496	$30,875

Supplemental cash flow disclosure:
Interest paid	$72,647	$52,005	$40,467
Income taxes paid	5,857	14,865	9,087
Supplemental non-cash financing activity:
Restricted stock issued to Founding Managers	—	—	174
Stock issued in connection with acquisitions	793	108	2,000
Warrants issued to US Bank	3,812	—	—
Accrued dividends on preferred stock	483	483	158
Cancellation of warrants	—	—	825
Net assets acquired through acquisition of subsidiary	553	—	—

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) ORGANIZATION

        New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly owned subsidiary, commenced operations in February 1996 and is a specialty finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single family residences. PWF Corporation (Primewest), a retail sub-prime originator, was a wholly owned subsidiary acquired in January 1998 and merged into New Century Mortgage Corporation in December 2000. NC Capital Corporation, a wholly owned subsidiary of New Century Mortgage Corporation, was formed in December 1998 to conduct the secondary marketing activities of the Company. Anyloan Financial Corporation (formerly Anyloan Holdings, Inc.), a wholly owned subsidiary of the Company, and its subsidiaries, The Anyloan Company and NC Insurance Services, were formed in October 1999 and May 2000, respectively, to conduct the Company's web-based lending and mortgage servicing-related insurance operations. Worth Funding Inc., a wholly owned subsidiary of New Century Mortgage Corporation, was acquired in March 2000 to conduct the Company's centralized wholesale operations.

  (b) PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the financial statements of the Company's wholly owned subsidiaries, New Century Mortgage Corporation and Anyloan Financial Corporation. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

  (c) CASH AND CASH EQUIVALENTS

        For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

  (d) LOANS RECEIVABLE HELD FOR SALE

        Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements calculated on an aggregate basis.

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

  (f)  HEDGING

        The Company uses various hedging strategies from time to time to provide protection against interest rate risk on its fixed-rate mortgage loans. These strategies include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company recognizes the gain or loss on hedge positions in the same period as the related asset hedged is sold, which is included in gain on sale of loans. The fair value of the Company's open hedge positions was $881,000 at December 31, 2000 and is included in other assets on the consolidated balance sheet.

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

  (i)  GOODWILL

        Goodwill recorded in connection with the January 1998 acquisition of Primewest, totaled $5.2 million and is being amortized over a seven-year period using the straight-line method. Goodwill recorded in connection with the March 2000 acquisition of Worth Funding Inc., a wholly owned subsidiary of New Century Mortgage Corporation, totaled $553,000 and is being amortized over a seven-year period using the straight-line method. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting the operating income at an appropriate discount rate. Accumulated amortization was $1.7 million and $1.1 million at December 31, 2000 and 1999, respectively.

  (j)  FINANCIAL STATEMENT PRESENTATION

        The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities and net working capital as of December 31, 2000 as follows (dollars in thousands):

Current assets	$522,714
Current liabilities	636,482

Net working capital (deficit)	$(113,768)

        Current assets include the portion of the residual interests in securitizations expected to be collected within one year, while current liabilities include the entire balance of residual financing.

  (k) ERRORS AND OMISSIONS POLICY

        In connection with the Company's lending activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $7.0 million each at December 31, 2000.

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

        The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes an effective discount rate of approximately 13.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization and approximately 15.0% on the estimated cash flows released from the Trust to value Residuals through NIMS.

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

        The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company's uses an average annual default rate estimate of 0.60% to 2.25% for adjustable rate first trust deeds, 0.25% to 0.75% annual default rate estimate for fixed rate first trust deeds, and a range of 0.75% to 1.50% for second trust deeds. The Company's default rate estimates result in average cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.52% to 4.99% for adjustable rate first trust deeds, 2.01% to 2.99% for fixed rate first trust deeds, and a range of 2.41% to 3.43% for second trust deeds. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 1.37 to 4.49 years for its adjustable mortgage loans, 4.11 to 4.79 for its fixed rate mortgage loans, and for its second trust deeds a range of 2.57 to 2.86.

        Historically, the Company performs an evaluation of its Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As a result of its evaluation of the Residuals during the years ended December 31, 2000, 1999 and 1998, the Company wrote down its NIR by $67.0, $28.5 million and $5.9 million, respectively, to reduce the carrying values of its residual interests in securitizations.

        The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

  (n) MORTGAGE SERVICING ASSET

        As of December 31, 2000, the Company was designated as the master servicer for its securitizations and received a monthly fee based on the outstanding principal balance of the mortgage loans. In the year ended December 31, 1998 and in earlier years, the Company contracted with a subservicer to perform the servicing and investor reporting of the mortgage loans in the Company's first five securitizations. The subservicer charged a monthly fee based on the outstanding principal balance of the mortgage loans. Commencing in July of 1998, the Company began servicing all loans originated and certain other loans on its in-house servicing platform.

        The Company recognizes a servicing asset based on the excess of the fees received for the servicing and collection of the mortgage loans as master servicer of the securitized loans over the subservicer fees and the costs incurred by the Company in performing the servicing functions. This servicing asset is amortized in proportion to, and over the period of, estimated net servicing income.

        For the purposes of measuring impairment, the Company stratifies the mortgage loans it services using the type of loan as the primary risk. Impairment is measured utilizing the current estimated fair value of the mortgage servicing asset.

  (o) STOCK OPTION PLAN

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB

    25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. However, the Company provides pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period.

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

  (q) USE OF ESTIMATES

        Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

  (r) ADVERTISING

        The Company accounts for its advertising costs as non-direct response advertising. Accordingly, advertising costs are expensed as incurred.

  (s) RECLASSIFICATION

        Certain amounts for prior years' presentation have been reclassified to conform to the current year's presentation.

  (t) SEGMENT REPORTING

        The Company, through the branch network of its subsidiary, New Century Mortgage Corporation, provides a broad range of mortgage products. While the Company's management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

  (u) RECENT ACCOUNTING DEVELOPMENTS

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Securities and Hedging Activities," as amended by SFAS No. 137 and

    SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

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

        On January 1, 2001, the Company adopted SFAS No. 133. All outstanding derivatives at December 31, 2000 had already been recognized at fair value with the offset through earnings, consequently, the adoption of SFAS No. 133 did not result in any adjustment to the recorded value of the Company's derivative hedging instruments.

        In September 2000, FASB issued SFAS No. 140 to replace No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 140). SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 will be the authoritative accounting literature for: (i) securitization transactions involving financial assets; (ii) sales of financial assets; (iii) servicing assets and liabilities; (iv) securities lending transactions; (v) repurchase agreements; and (vi) extinguishment of liabilities. The accounting provisions are effective beginning after March 31, 2001. The reclassification and disclosure provisions are effective beginning after December 15, 2000. The Company adopted the disclosure provisions required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its financial statements and footnotes. The adoption of the accounting provisions is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

        In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25" (FIN 44). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

(2) LOANS RECEIVABLE HELD FOR SALE

      A summary of loans receivable held for sale, at the lower of cost or fair value at December 31 is as follows (dollars in thousands):

	2000	1999

Mortgage loans receivable:
First trust deeds	$376,080	404,034
Second trust deeds	25,059	37,769
Net deferred origination costs (fees)	(1,050)	850

	$400,089	442,653

      At December 31, 2000 and 1999, the Company had loans receivable held for sale of approximately $23.5 million and $26.7 million, respectively, on which the accrual of interest had been discontinued. If these loans receivable had been current throughout their terms, interest income would have increased by approximately $952,000 and $501,000 in the years ended December 31, 2000 and 1999, respectively.

  (a) INTEREST INCOME

        The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

	2000	1999	1998

Interest on loans receivable held for sale	$65,022	59,504	46,409
Interest on cash and cash equivalents	2,329	1,953	1,246

	$67,351	61,457	47,655

  (b) GAIN ON SALES OF LOANS

        Gain on sales of loans was comprised of the following components for the years ended December 31 (dollars in thousands):

	2000	1999	1998

Gain from whole loan sale transactions	$73,737	30,749	58,001
Non-cash gain from securitizations (NIR gains)	54,035	169,980	168,065
Non-cash gain from servicing asset	8,009	16,368	8,791
Cash gain (loss) from securitizations/NIM transactions	2,062	(4,670)	(4,664)
Securitization expenses	(4,637)	(17,161)	(13,664)
Accrued interest	(7,201)	(14,807)	(11,818)
Write down of NIR	(67,006)	(23,000)	(5,900)
General valuation allowance for NIR	—	—	(7,500)
Provision for losses	(15,451)	(2,549)	(6,400)
Nonrefundable fees	61,085	54,598	47,933
Premiums, net	(27,287)	(22,355)	(58,816)
Origination costs	(62,800)	(63,300)	(62,783)
Hedging gains (losses)	406	(2,181)	(6,185)

	$14,952	121,672	105,060

  (c) ORIGINATIONS AND PURCHASES

        During the year ended December 31, 2000, approximately 37.9% and 5.6% of the Company's total loan originations and purchases were in the states of California and Illinois, respectively. During the year ended December 31, 1999, approximately 31.2% and 7.2% of total loan originations and purchases were in the states of California and Illinois, respectively.

  (d) SIGNIFICANT CUSTOMERS

        During the year ended December 31, 2000, the Company sold $1.3 billion in loans to CS First Boston and $483.4 million in loans to CIT, which represented 31.9% and 11.6%, respectively, of total loans sold. For the year ended December 31, 1999, no investor accounted for more than 10% of total loans sold.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

(3) RESIDUAL INTEREST IN SECURITIZATIONS

      Residual interests in securitizations consist of the following components for the years ended December 31 (dollars in thousands):

	2000	1999

Over-collateralization amount	$242,636	184,545
Net interest receivable (NIR)	119,010	185,144
General valuation allowance	—	(5,000)

	$361,646	364,689

      The following table for the activity in the over-collateralization account at December 31 (dollars in thousands):

	2000	1999

Balance, beginning of year	$184,545	89,792
Initial deposits to OC accounts	23,927	87,940
Reclassification of NIR to OC	15,479	—
Additional deposits to OC accounts	81,626	43,288
Release of cash from OC accounts	(62,941)	(36,475)

	$242,636	184,545

      The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

	2000	1999

Balance, beginning of year	$185,144	126,103
NIR gains	54,035	169,980
Reclassification of NIR to OC	(15,479)	—
NIR amortization	(24,005)	(11,282)
Sale of NIRs through NIMs	(8,679)	(71,157)
Writedown of NIR	(72,006)	(28,500)

	$119,010	185,144

      The following table summarizes activity in the general valuation allowance for NIR at December 31 (dollars in thousands):

	2000	1999

Balance, beginning of year	$5,000	10,500
Writedown of NIR	(5,000)	(5,500)

	$—	5,000

      During the year ended December 31, 2000, the Company sold $1.0 billion in loans through securitization transactions and recognized a pre-tax gain of $44.3 million, which is included in gain on sale of loans. Pursuant to the securitization, the Company retained residual interests, and in the case of two of the securitizations, the Company also retained the servicing rights. In future periods, the Company will receive an annual servicing fee of 0.50% of the balance of the loans securitized for two of the three securitizations, and will receive NIR from all three securitizations, once over-collateralization targets are reached and maintained. Purchasers of the bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company's retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

      The Company uses certain assumptions and estimates to determine the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company's loans and the pass-through rate paid to bondholders, credit loss experience, prepayment rates, and the discount rates commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

      For the securitization transactions completed in 2000, the fair value assigned to the retained interests at the date of securitization was $54.0 million. Key economic assumptions used to measure the retained interest at this date were as follows: prepayment curves which resulted in a weighted average life of 2.93 years for adjustable rate loans and 4.30 years for fixed rate loans; a weighted average static pool loss of 2.44%; a discount rate of 12% for securitizations closed in the first quarter, 13% for residuals interests closed after the first quarter and 15% for NIM transactions, and the actual LIBOR rate at the time of the securitization.

      At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual interests in securitization to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands).

	Collateral Type

	Fixed	Adjustable	Total

Carrying value/fair value of residual interests	165,858	195,788	361,646
Weighted average life in years	3.41	2.94

Prepayment assumptions (CPR)	Ramp from	Peak 65
	5% to 20%	Months > 50% - 12
		Months > 40% - 19
		Months > 30% - 37
Decline in fair value with 10% adverse change			21,503
Decline in fair value with 20% adverse change			39,665

Assumed annual default rates	.65% to 1.5%	.90% to 1.5%
Decline in fair value with 10% adverse change			9,583
Decline in fair value with 20% adverse change			18,095

Assumed discount rate	13% - 15%	13% - 15%
Decline in fair value with 10% adverse change			10,966
Decline in fair value with 20% adverse change			21,970

Interest rate assumptions	3-6-01 forward curve	3-6-01 forward curve
Decline in fair value with 10% adverse change			11,871
Decline in fair value with 20% adverse change			23,939

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another (for example, increases in interest rates may result in lower prepayments and higher credit losses) which may magnify or counteract the sensitivities.

    The table below summarizes cash flows received in connection with securitizations during the year ended December 31, 2000 (dollars in thousands):

Cash proceeds from new securitizations	$2,062
Initial deposits to OC accounts	(23,927)
Servicing fees received	27,130
Cash flows received from NIRs	73,872

Purchase of delinquent or foreclosed loans	(16,400)
Net increase in servicing advances	(8,691)
Prepayment interest shortfalls	(4,788)

      The following table summarized delinquencies and credit losses as of December 31, 2000 (dollars in thousands):

	Total Principal Amount of Loans	Delinquent Principal Over 60 days	Inception To-Date Credit Losses (net of Recoveries)

Adjustable rate loans	$3,930,951	297,173	37,383
Fixed rate loans	2,119,447	151,092	28,107

Total managed loans	$6,050,398	448,265	65,490

Comprised of:
Loans sold through securitization	$5,342,843
Loans sold servicing retained	306,416
Loans held for sale	401,139

Total managed loans	$6,050,398

Servicing and Residual Income

      The following table presents the components of servicing and residual income for the years ended December 31 (dollars in thousands):

	2000	1999	1998

Servicing and ancillary fees collected	$37,135	26,017	8,820
Amortization of mortgage servicing asset	(7,324)	(2,888)	(126)
Residual interest income	73,872	38,668	30,555
NIR amortization	(24,005)	(11,282)	(15,935)
Prepayment penalties collected	282	298	378

	$79,960	50,813	23,692

(4) MORTGAGE SERVICING ASSET

      The following table summarizes activity in mortgage servicing asset for the years ended December 31 (dollars in thousands):

	2000	1999

Beginning balance	$22,145	8,665
Additions	8,009	16,368
Purchases of servicing	115	—
Amortization	(7,324)	(2,888)

	$22,945	22,145

(5) GOODWILL

      On January 12, 1998, the Company acquired all of the outstanding stock of Primewest. The purchase price was $1.5 million in cash, and $2.0 million in the Company's common stock. There were no assets or liabilities acquired, therefore the entire purchase price, plus transaction costs of $142,000, was recorded as goodwill. Goodwill is being amortized over seven years using the straight-line method. In the three years following the acquisition, additional purchase price payments totaling $1.6 million that were contingent on meeting performance standards were made. On March 17, 2000, New Century Mortgage Corporation, a wholly owned subsidiary of the Company, acquired all of the outstanding stock of Worth Funding Inc. The purchase price was $700,000, of which $553,000 was allocated to goodwill.

      The following table summarizes activity in goodwill, included in prepaid expenses and other assets at December 31 (dollars in thousands):

	2000	1999

Balance, beginning of year	$2,796	3,139
Additions	1,888	215
Amortization	(653)	(558)

	$4,031	2,796

(6) OFFICE PROPERTY AND EQUIPMENT

      Office property and equipment consist of the following at December 31 (dollars in thousands):

	2000	1999

Leasehold improvements	$1,093	812
Furniture and office equipment	1,773	1,623
Computer hardware and software	6,631	5,763

	9,497	8,198
Less accumulated depreciation and amortization	(6,326)	(4,418)

	$3,171	3,780

(7) SHORT-TERM FINANCING

      Warehouse and aggregation lines of credit consist of the following at December 31 (dollars in thousands):

	2000	1999

A $265 million line of credit expiring in May 2001 secured by loans receivable held for sale, bearing interest based on one month LIBOR (6.56% at December 31, 2000)	$201,705	234,778
A $500 million master repurchase agreement bearing interest based on one month LIBOR (6.56% at December 31, 2000). The agreement may be terminated by the lender after giving 28 days written notice	167,522	164,326
A $25 million master loan and security agreement bearing interest based on one month LIBOR (6.56% at December 31, 2000) secured by delinquent loans and REO properties, expiring in April 2001	3,952	—
A $300 million loan and security agreement bearing interest based on one month LIBOR (6.56% at December 31, 2000), secured by loans receivable held for sale, expiring in June 2001	639	17,682
A $296 million loan and security agreement bearing interest based on one month LIBOR (6.56% at December 31, 2000), secured by loans receivable held for sale. This facility renews automatically for successive 12-month periods starting in August 2000, but is uncommitted	1,557	11,940
A $400 million loan and security agreement bearing interest based on one month LIBOR (6.56% at December 31, 2000), secured by loans receivable held for sale, expiring in November 2001.	29,071	—

	$404,446	428,726

      Residual financing payable:

	2000	1999

$162 million in residual financing lines renewable monthly, secured by residual interests in securitizations bearing interest based on one month LIBOR (6.56% at December 31, 2000)	$161,241	159,900
$21 million in residual financing lines renewable monthly, secured by residual interests in securitizations, bearing interest based on one month LIBOR (6.56% at December 31, 2000)	9,632	11,285
$4 million in residual financing lines renewable monthly, secured by residual interests in securitizations, bearing interest based on one month LIBOR (6.56% at December 31, 2000)	3,533	6,308
$3 million in residual financing lines renewable monthly, secured by residual interests in securitizations, bearing interest based on one month LIBOR (6.56% at December 31, 2000)	2,400	—

	$176,806	177,493

      The weighted-average interest rate on the warehouse and aggregation lines of credit payable was 7.80% and 7.10% at December 31, 2000 and 1999, respectively. The weighted-average interest rate on residual financing payable was 7.77% and 7.44% at December 31, 2000 and 1999, respectively.

      The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity and available borrowing capacity of at least $10.0 million, and certain debt to net worth ratios and comply with regulatory and investor requirements. At December 31, 2000, the Company was in compliance with these financial and other covenants.

      Advances under the residual financing lines are made at the sole discretion of the lender and are based on a percentage of the amount of loans securitized. These advances are repayable on demand by the lender and are subject to renewal on a monthly basis.

(8) SUBORDINATED DEBT

      In October 1999, the Company entered into an agreement with US Bancorp to amend the warehouse line of credit agreement to include a subordinated debt component. The Company borrowed $20.0 million in subordinated debt in October 1999 and an additional $20.0 million in the year ended December 31, 2000. Such debt bears interest at a rate of 12.0% per annum and matures in June 2002.

(9) NOTES PAYABLE

      Notes payable consists of (i) a revolving, uncommitted financing line of credit of $5.0 million, collateralized by office property and equipment bearing interest at revolving, uncommitted rates varying from 7.99% to 10.59%, payable in blended monthly payments of principal and interest and mature commencing from January 2001 to November 2003; and (ii) a $22.5 million borrowing from the Company's warehouse lender which rolls weekly, secured by servicing advances and certain other assets.

      The maturities of notes payable at December 31 for the years ended are as follows (dollars in thousands):

Due in 2001	$23,692
Due in 2002	431
Due in 2003	217

$24,340

(10) LOAN SERVICING

      The Company's portfolio of mortgage loans serviced for others was comprised of approximately $5.6 billion and $5.5 billion at December 31, 2000 and 1999, respectively, the majority of which represents loans securitized by the Company. The Company commenced full servicing operations on its in-house platform in July 1998 and performs all servicing functions for its entire portfolio.

      At December 31, 2000 and 1999, 34.5% and 33.2%, respectively, of the servicing portfolio was collateralized by real estate properties located in California.

      Fiduciary bank accounts are maintained on behalf of investors and for impounded collections. These bank accounts are not assets of the Company and are not reflected in the accompanying financial statements. These amounts are as follows at December 31, 2000 (dollars in thousands):

Impounded collections, taxes and insurance	$7,433
Principal and interest collections	82,106

$89,539

      As master servicer, the Company is required to make advances for delinquent payments and other servicing-related costs. At December 31, 2000 and 1999, such advances totaled $20.9 million and $12.2 million, respectively, and are included in prepaid expenses and other assets. Such advances are recovered from borrower payments and are senior to any distribution to investors. These advances are reviewed periodically for recoverability and amounts deemed to be unrecoverable are included in general and administrative expenses.

(11) COMMITMENTS AND CONTINGENCIES

  (a) RELATED PARTY

        The Company has entered into employment agreements with the four executive officers (the Founding Managers). The original term of each agreement continued in effect until December 31, 1998. In November 1998, the agreements were amended to extend until

    December 31, 2002. Then, in January 1999, the agreements were superseded by new employment agreements, also extending until December 31, 2002. The new agreements provide that on December 31, 2000 and on each December 31 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. The Founding Managers received a salary of $281,600 for 1998, plus a $500 per month auto allowance. Effective January 1, 1999, the Board of Directors increased the Founding Managers' salary to $333,000 for 1999, plus a $500 per month auto allowance. Effective January 1, 2000, the Board of Directors increased the Founding Managers' salary to $350,000, plus a $500 per month auto allowance. On December 27, 2000, one of the four Founding Managers resigned from the Company. Separation expenses totaling $1.2 million are included in personnel expenses for the year ended December 31, 2000. On December 31, 2000, the expiration date of the employment agreements of the remaining three Founding Managers was automatically extended to December 31, 2003.

        In December 1996, the Company adopted the Founding Managers' Incentive Compensation Plan (the FMIC Plan) and the Company has amended the terms thereof effective for 1997 and subsequent plan years. The Compensation Committee (the Committee) of the Board of Directors administered the FMIC Plan. The Committee had full discretion to construe and interpret the terms and provisions of the FMIC Plan and related agreements. In addition, the Committee had the authority to make all determinations under the FMIC Plan, and to prescribe, amend and rescind rules relating to its administration. Under the FMIC Plan, each of the Founding Managers was entitled to one quarter of amounts payable. Subject to the limitations described below, the amounts available for incentive awards (the Incentive Pool) for each fiscal year, commencing in 1997, was an amount equal to a percentage of the Company's earnings (Earnings) before income taxes and without deducting amounts payable under the FMIC Plan. The specific percentage of Earnings that was used to determine the Incentive Pool was based on the ratio (the Ratio) of Earnings to Total Stockholders' Equity. If the Ratio was at least 25% but less than 50%, the Incentive Pool was an amount equal to 5% of Earnings in excess of 25% of Total Stockholders' Equity. If the Ratio was at least 50%, the Incentive Pool was an amount equal to the sum of (i) 5% of Earnings in excess of 25% of Total Stockholders' Equity plus (ii) 2% of Earnings in excess of 50% of Total Stockholders' Equity. Total Stockholders' Equity for purposes of this calculation was equal to the amount of stockholders' equity as of January 1 of each fiscal year adjusted on a pro-rata basis for any equity offerings completed during the fiscal year. Awards under the FMIC Plan were payable in either cash or restricted stock if agreed by the Committee and respective Founding Manager. In the absence of such an agreement, incentive compensation to each Founding Manager would be paid in cash up to 200% of such base salary. If the Incentive Pool exceeded the cash portion of the incentive compensation and there is no agreement between the Committee and respective Founding Manager regarding the distribution of the excess, such excess would be paid to the respective Founding Manager in the form of restricted stock. In February 1999, the Board of Directors approved the 1999 Incentive Compensation Plan (the Incentive Compensation Plan), and simultaneously terminated the FMIC Plan. The Board designed the Incentive Compensation Plan so that the Founding Managers' bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company's stockholders approved the Incentive Compensation Plan in May 1999.

        The Founding Managers' January 1999 employment agreements provide for two awards for 1999 under the Incentive Compensation Plan: one for the Company's performance during the first six months of the year, and the second for the Company's performance for the entire year. The awards base the potential incentive compensation on the Ratio of the Company's Earnings to its Total Stockholders' Equity, using definitions virtually identical to those used in the FMIC Plan. For the January 1, 1999 to June 30, 1999 performance period, if the Ratio is at least 10% but less than 20%, each Founding Manager is entitled to 1.25% of Earnings in excess of 10% of Total Stockholders' Equity. If the Ratio is at least 20%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 10% of Total Stockholders Equity, plus (ii) 0.50% of Earnings in excess of 20% of Total Stockholders' Equity. For the January 1, 1999 to December 31, 1999 performance period, if the Ratio is at least 20% but less than 40%, each Founding Manager is entitled to 1.25% of the Earnings in excess of 20% of Total Stockholders' Equity. If the Ratio is at least 40%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 20% of Total Stockholders' Equity, plus (ii) 0.50% of Earnings in excess of 40% of Total Stockholders' Equity. For 2000, the thresholds of 10%, 20% and 40% are reduced to 9%, 18% and 35%, respectively. The amount of any incentive award paid for the 12-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 200% of the Founding Manager's current annual salary are paid in cash. Any amounts exceeding 200% of the base salary are paid in restricted stock, unless the Committee and the Founding Manager agree otherwise.

        Included in personnel expense for the years ended December 31, 2000, 1999 and 1998, respectively, are zero and $1.7 million, related to the Incentive Compensation Plan and $2.4 million related to the FMIC Plan.

  (b) OPERATING LEASES

        The Company and its subsidiaries lease certain facilities under non-cancelable operating leases, which expire at various dates through 2005. Total rental expenditures under these leases were approximately $8.5 million, $7.0 million and $6.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company and its subsidiaries lease office property and equipment from various equipment leasing companies under operating lease agreements. Total lease commitments available under these facilities are $18.3 million, all of which was utilized as of December 31, 2000. These operating leases expire from January 2001 to December 2003. Total rental expenditures under these office property and equipment leases were approximately $9.4 million, $5.9 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

        Minimum rental commitments for these leases are as follows (dollars in thousands):

Years ending December 31:
2001	$14,629
2002	10,311
2003	3,719
2004	1,996
2005	225

$30,880

  (c) LOAN COMMITMENTS

        Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers which are subject to change by the Company. Although the Company generally honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing any potential interest rate risk exposure. The Company had commitments to fund loans of approximately $487.6 million and $602.1 million at December 31, 2000 and 1999, respectively.

        The Company had commitments to sell loans of $117.6 million and $100 million at December 31, 2000 and 1999, respectively, to whole loan investors.

  (d) CONTINGENCIES

        The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company's loan sale agreements is adequately provided for in the repurchase liability included in accounts payable and accrued liabilities on the consolidated balance sheets.

        At December 31, 2000 and 1999, included in accounts payable and accrued liabilities are approximately $6.4 million and $3.7 million, respectively, in allowances for losses related to possible off-balance sheet recourse and repurchase agreement provisions. The activity in the allowance related to possible off-balance sheet recourse and repurchase agreement provisions for the years ended December 31 is summarized as follows (dollars in thousands):

	2000	1999	1998

Balance, beginning of year	$3,665	2,382	1,597
Provision for losses	15,451	2,549	6,400
Charge-offs, net	(12,673)	(1,266)	(5,615)

Balance, end of year	$6,443	3,665	2,382

  (e) LITIGATION

        In August, 2000, the Company was informed by the Federal Trade Commission that it was conducting an inquiry to determine whether New Century Financial Corporation violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations generated by the Company's Retail Division comply with applicable law. The Commission is reviewing data and information provided by the Company, which is cooperating with the inquiry.

        In October, 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Inc., Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors, Inc., on behalf of themselves and other Ohio consumers whose credit transaction was brokered by Equibanc or Central Mortgage. New Century was not named in the original complaint. The suit was filed in the Ohio state court and later removed by New Century to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. Plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys' fees and costs. The Company filed a motion to dismiss in December 2000. Plaintiffs obtained court authorization to amend their complaint. New Century intends to renew its motion to dismiss and continue to vigorously defend this action.

        The Company is also a party to various legal proceedings arising out of the ordinary course of its business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

(12) INCOME TAXES

      Components of the Company's provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2000	1999	1998

Current:
Federal	$9,848	10,418	7,184
State	3,506	2,209	1,804

	13,354	12,627	8,988

Deferred:
Federal	(22,989)	12,075	9,512
State	(4,121)	2,675	2,693

	(27,110)	14,750	12,205

	$(13,756)	27,377	21,193

      Actual income taxes (benefit) differ from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31 to earnings before income taxes as follows (dollars in thousands):

	2000	1999	1998

Computed "expected" income taxes	$(12,873)	23,410	18,309
State tax, net of Federal benefit	(400)	3,173	2,923
Other	(483)	794	(39)

	$(13,756)	27,377	21,193

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

	2000	1999

Deferred tax assets:
Allowance for loan losses	$2,665	824
State taxes	1,409	3,328
Office property and equipment	386	523
Net operating loss carryover	16,200	250
Deferred loan fees	1,456	—
Other	242	—

	22,358	4,925

Deferred tax liabilities:
Non-cash gain from securitization	30,218	36,968
Deferred loan fees	—	2,922
Other	22	27

	30,240	39,917

Net deferred income tax liability	$7,882	34,992

      As of December 31, 2000, the Company had Net Operating Loss (NOL) carry-forwards for federal and state purposes of $40 million and $32 million, respectively, which are available to offset future taxable income, if any, through 2020 and 2010, respectively.

      There was no valuation allowance for deferred tax assets at December 31, 2000 and 1999, respectively.

      Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carry-forwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards depends on having sufficient taxable income of an appropriate character within the carry-back and carry-forward periods. Sources of taxable income of an appropriate character that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carry-back, (2) future taxable income that will result from the reversal of existing taxable temporary differences, (3) future taxable income generated by future operations and (4) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

      Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 2000 and 1999.

(13) EMPLOYEE BENEFIT PLANS

      On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. The Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company will match 25% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the Plan by the Company for the years ended December 31, 2000, 1999 and 1998 were $802,000, $538,000 and $407,000, respectively.

      In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the "Plan") for the benefit of eligible employees. This plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. Plan periods are six months, with the exception of the first plan period, which was October 13, 1997 to December 31, 1997. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 125,959 shares of common stock under this plan.

      In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. This plan allows eligible employees to defer payment of a portion of their salary to future years. The Company does not contribute to this plan.

(14) STOCKHOLDERS' EQUITY

  (a) CONVERTIBLE PREFERRED STOCK

        In November 1998, the Company issued 20,000 shares of Series 1998-A Convertible Preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1998-A preferred stock are entitled to convert each share of Series 1998-A preferred stock into 136.24 shares of common stock. The Series 1998-A preferred stock earns a dividend at a rate of 7.5% per annum, payable quarterly. In July 1999, the Company issued 20,000 shares of Series 1999-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1999-A preferred stock are entitled to convert each share of Series 1999-A preferred stock into 69.98 shares of common stock. The Series 1999-A preferred stock earns a dividend at a rate of 7.0% per annum, payable quarterly. At December 31, 2000 and 1999, accrued dividends of $483,000 are included in accounts payable and accrued liabilities. Upon liquidation, the holders of Series 1998-A and 1999-A preferred stock are entitled to receive, in preference to any payment on common stock, an amount equal to $1,000 per share and any accumulated unpaid dividends.

  (b) COMMON STOCK

        In May 1997, pursuant to certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of the four Founding Managers. The Company recorded $2.8 million in deferred compensation expense and additional paid in capital at the grant date.

    The deferred compensation expense is being amortized over the vesting period of the restricted stock, which is in equal installments in May 1998, 1999 and 2000. Included in personnel expenses for the years ended December 31, 2000, 1999 and 1998 is $155,000, $566,000 and $1,286,000, respectively, related to the amortization of deferred compensation.

        In January 1998, the Company issued 188,150 shares of common stock in connection with the acquisition of Primewest.

        In April 1998, the Company issued 16,204 shares of restricted stock to two of its Founding Managers in partial payment of its 1997 bonus obligation under the Founding Managers' Incentive Compensation Plan.

        In May 1998, the Company received 43,676 shares of common stock from its Founding Managers as payment of the Company's withholding obligations upon vesting of the first installment of the May 1997 Founding Managers' Restricted Stock Awards. The fair value of the stock at the time it was paid to the Company was $422,000. These shares were held as Treasury stock as of December 31, 1998 and the Treasury shares were cancelled in August 1999.

        In March 1999, the Company issued 9,872 shares of common stock in connection with its obligations under the Primewest acquisition agreement.

        In May 1999, the Company received 59,756 shares of common stock from its Founding Managers as payment of the Company's withholding obligations upon vesting of the second installment of the May 1997 Founding Managers' Restricted Stock Awards and the first installment of the April 1998 Restricted Stock Award. The fair value of the stock at the time it was paid to the Company was $860,000. These shares were cancelled in August 1999.

        In August 1999, the Company issued 42,377 shares of common stock upon the exercise of 100,000 warrants held by Comerica.

        In March 2000, the Company issued 2,732 shares of common stock in connection with its obligations under the Primewest Acquisition Agreement.

        In April 2000, the Company issued 13,577 shares in connection with the acquisition of Worth Funding, a wholly owned subsidiary of New Century Mortgage Corporation.

        In May 2000, the Company received 59,734 shares of common stock from its Founding Managers as payment of the Company's withholding obligations upon vesting of the third installment of the May 1997 Founding Managers' Restricted Stock Awards and the second installment of the April 1998 Restricted Stock Award. The fair value of the stock at the time it was paid to the Company was $562,000. These shares were cancelled in September 2000.

        In December 2000, the Company issued 55,090 shares of common stock in connection with its obligations under the Primewest acquisition agreement.

  (c) WARRANTS

        In May 1997, the Company issued to Comerica warrants to purchase 100,000 shares of common stock at $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica with respect to servicing the Company's loans. During 1998, Comerica forfeited the right to receive an additional 183,333 warrants due to non-completion of certain services. The warrants granted are exercisable over five years, and were fully vested at December 31, 2000. The Company believes that the warrant prices approximated fair value of the Company's stock at the date of grant. In accordance with FASB No. 123, $675,000 has been determined to be the value of the stock warrants issued on the measurement date. As of December 31, 1999, the value of the warrants had been amortized as general and administrative expenses. As of December 31, 2000, 50,000 warrants remain outstanding.

        In April 2000, the Company issued warrants to US Bank in connection with the extension of the maturity of the subordinated debt. The Company issued a total of 725,000 warrants which were deemed to have a value of $3.8 million. Included in general and administrative expenses for the year ended December 31, 2000 is $1.2 million in amortization related to these warrants. These warrants were forfeited on January 12, 2001.

(15) STOCK OPTIONS

      In 1995, the Company adopted and received stockholders' approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 3.0 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to September 2005. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 120,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 7,500 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 10,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 30,000 granted to two non-employee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. All stock options are granted with an exercise price not less than the stock's fair market value at the date of grant.

      At December 31, 2000, there were 494,477 shares available for grant under the Plan. Of the options outstanding at December 31, 2000 and 1999, 1,414,936 and 1,166,500, respectively, were exercisable with weighted-average exercise prices of $8.86 and $8.23, respectively. The per share weighted-average fair value of stock options granted during the year ended December 31 was $4.00 and $7.68, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999

Expected life (years)	4.5	4.5
Risk-free interest rate	6.5%	7.0%
Volatility	55.0%	55.0%
Expected dividend yield	—	—

      The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements.

  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation," the Company's net earnings would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	2000	1999	1998

Net earnings (loss):
As reported	$(23,025)	39,509	31,115
Pro forma	(24,855)	38,135	30,018

Basic earnings (loss) per share:
As reported	$(1.76)	2.59	2.19
Pro forma	(1.88)	2.50	2.11

Diluted earnings (loss) per share:
As reported	$(1.76)	2.11	2.03
Pro forma	(1.88)	2.04	1.96

      Stock options activity during the years ended December 31 is as follows:

	Number of shares	Weighted-average exercise price

Balance at December 31, 1997	1,938,070	7.25
Granted	510,900	9.88
Exercised	(108,150)	1.18
Canceled	(273,700)	7.49

Balance at December 31, 1998	2,067,120	8.19
Granted	448,000	14.54
Exercised	(179,165)	4.63
Canceled	(62,575)	11.92

Balance at December 31, 1999	2,273,380	9.62
Granted	333,500	7.66
Exercised	(108,847)	4.32
Canceled	(299,772)	11.77

Balance at December 31, 2000	2,198,261	$9.26

      At December 31, 2000, the range of exercise prices, the number outstanding, weighted-average remaining term and weighted-average exercise price of options outstanding and the number exercisable and weighted-average price of options currently exercisable are as follows:

Range of exercise prices	Number outstanding	Weighted-average remaining term	Weighted-average exercise price	Number exercisable	Weighted-average exercise price

$0.50-0.50	20,000	5.23	$0.50	11,600	$0.50
1.75-1.75	24,879	5.67	1.75	9,029	1.75
3.50-3.50	126,650	5.92	3.50	121,650	3.50
7.00-7.00	267,500	9.17	7.00	—	—
7.50-7.50	624,832	6.33	7.50	604,507	7.50
8.38-8.38	74,200	7.67	8.38	32,950	8.38
9.00-9.00	18,800	9.16	9.00	3,800	9.00
9.50-9.53	76,800	7.41	9.53	51,800	9.53
10.00-10.75	145,146	7.35	10.19	71,771	10.18
11.00-11.75	472,254	6.81	11.06	380,154	11.03
12.00-12.75	198,800	8.09	12.47	73,900	12.51
15.00-15.00	10,000	7.58	15.00	10,000	15.00
17.00-17.00	20,400	6.67	17.00	14,275	17.00
18.25-18.25	118,000	8.58	18.25	29,500	18.25

(16) GENERAL AND ADMINISTRATIVE EXPENSES

      A summary of general and administrative expenses for the year ended December 31 is as follows (dollars in thousands):

	2000	1999	1998

Other administrative expenses	$7,999	6,346	3,469
Occupancy	10,807	8,488	7,596
Depreciation and amortization	4,166	2,778	2,550
Telephone	4,849	4,575	3,467
Postage and courier	4,143	3,633	2,892
Travel, entertainment and conferences	2,610	3,454	3,246
Servicing	2,697	2,896	1,840
Equipment rental	9,842	7,074	4,207
Data processing	3,339	1,477	54
Office supplies	2,149	2,011	1,673

	$52,601	42,732	30,994

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

    The estimated fair values of the Company's financial instruments as of December 31 are as follows (dollars in thousands):

	2000
	Carrying value	Fair value

Financial assets:
Cash and cash equivalents	$10,283	10,283
Loans receivable held for sale, net	400,089	406,420
Residual interests in securitizations	361,646	361,646
Interest rate cap	881	881
Financial liabilities:
Warehouse and aggregation lines of credit	404,446	404,446
Residual financing payable	176,806	176,806
Subordinated debt	40,000	40,000
Notes payable	24,340	24,340

	1999
	Carrying value	Fair value

Financial assets:
Cash and cash equivalents	$4,496	4,496
Loans receivable held for sale, net	442,653	444,599
Residual interests in securitizations	364,689	364,689
Financial liabilities:
Warehouse and aggregation lines of credit	428,726	428,726
Residual financing payable	177,493	177,493
Subordinated debt	20,000	20,000
Notes payable	3,051	3,051

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

      Interest rate cap: The fair value of the interest rate cap is determined based on a market quote.

      Warehouse lines of credit and residual financing payable: The carrying value reported in the balance sheet approximates fair value as the warehouse lines of credit and residual financing payable are due upon demand and bear interest at a rate that approximates current market interest rates for similar type lines of credit.

      Subordinated debt: The fair value of subordinated debt is estimated to approximate carrying value as the subordinated debt bears interest at a rate that approximates current market rate for similar borrowings.

      Notes payable: The fair value of notes payable is determined by discounting expected cash payments at the current market interest rate over the term of the notes payable.

(18) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

      The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial Corporation:

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31
Assets	2000	1999

Cash and cash equivalents	$768	1,328
Investment in and receivable from subsidiaries	151,721	172,196
Other assets	2,631	411

	$155,120	173,935

Liabilities and Stockholders' Equity
Other liabilities	$2,971	972
Stockholders' equity	152,149	172,963

	$155,120	173,935

CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	2000	1999	1998

Interest income	$3,926	3,187	44
Equity in undistributed earnings (loss) of subsidiaries	(21,509)	39,206	32,940

	(17,583)	42,393	32,984

Personnel	2,215	1,602	1,979
General and administrative	3,163	571	236
Professional services	994	479	289

	6,372	2,652	2,504

Earnings (loss) before income taxes (benefit)	(23,955)	39,741	30,480
Income taxes (benefit)	(930)	232	(635)

Net earnings (loss)	$(23,025)	39,509	31,115

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2000	1999	1998

Cash flows from operating activities:
Net earnings (loss)	$(23,025)	$39,509	$31,115
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,336	668	1,035
Decrease (increase) in other assets	411	1,624	(1,027)
Increase in other liabilities	1,999	244	186
Equity in undistributed earnings of subsidiaries	21,509	(39,206)	(32,940)

Net cash provided by (used in) operating activities	2,230	2,839	(1,631)

Cash flows from investing activity — decrease (increase) in investment in and receivables from subsidiary	(241)	(20,570)	(18,211)

Cash flows from financing activities:
Net proceeds from issuance of stock	351	20,278	20,409
Dividends paid on preferred stock	(2,900)	(1,786)	—

Net cash provided by financing activities	(2,549)	18,492	20,409

Net increase (decrease) in cash and cash equivalents	(560)	761	567
Cash and cash equivalents, beginning of period	1,328	567	—

Cash and cash equivalents, end of period	$768	$1,328	$567

(19) EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	2000	1999	1998

Numerator:
Net earnings (loss)	$(23,025)	$39,509	$31,115
Less preferred stock dividends	2,900	2,111	158

Earnings (loss) available to common stockholders	$(25,925)	$37,398	$30,957

Denominator:
Denominator for basic earnings per share — weighted-average common shares outstanding	14,727,582	14,414,565	14,165,307
Effect of dilutive securities:
Convertible preferred stock	—	3,132,490	283,678
Restricted stock award	—	180,954	258,397
Warrants	—	29,569	22,879
Stock options	—	941,326	591,332

Denominator for diluted earnings per share	14,727,582	18,698,904	15,321,593

Basic earnings (loss) per share	$(1.76)	$2.59	$2.19

Diluted earnings (loss) per share	$(1.76)	$2.11	$2.03

      For 2000, 1,243,661 stock options, 40,000 shares of convertible preferred stock and 725,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive in periods where losses are reported. In addition, for 2000, 1999, and 1998, 947,100, 224,300 and 798,850 stock options, respectively and 50,000 warrants for 2000 and for 1998, whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.

(20) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data are presented below by quarter for the years ended December 31 (dollars in thousands, except per share amounts):

	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000

Gain (loss) on sale of loans	$(26,518)	$20,265	$(1,605)	$22,810
Interest income	15,801	15,338	17,771	18,441
Other income	549	564	540	— —
Servicing income	20,577	21,023	19,227	19,133

Total revenues	10,409	57,190	35,933	60,384
Operating expenses	53,553	48,884	50,593	47,667

Earnings (loss) before income taxes	(43,144)	8,306	(14,660)	12,717
Income taxes (benefit)	(16,712)	3,569	(6,057)	5,444

Net earnings (loss)	$(26,432)	4,737	(8,603)	7,273

Basic earnings (loss) per share	$(1.84)	$0.27	$(0.63)	$0.45

Diluted earnings (loss) per share	$(1.84)	$0.24	$(0.63)	$0.38

	December 31, 1999	September 30, 1999	June 30, 1999	March 31, 1999

Gain on sale of loans	$26,782	$35,275	$30,187	$29,428
Interest income	16,469	16,014	13,656	15,318
Servicing income	17,486	11,747	12,115	9,465

Total revenues	60,737	63,036	55,958	54,211
Operating expenses	49,365	42,748	37,357	37,586

Earnings before income taxes	11,372	20,288	18,601	16,625
Income taxes	4,482	8,360	7,722	6,813

Net earnings	$6,890	11,928	10,879	9,812

Basic earnings per share	$0.42	$0.78	$0.73	$0.66

Diluted earnings per share	$0.36	$0.62	$0.60	$0.55

(21) LIQUIDITY

      The Company's business requires substantial cash to support its operating activities and growth plans. As a result, the Company is dependent on its warehouse and aggregation lines of credit, its residual financing facility and subordinated debt in order to finance its continued operations. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse impact on the Company's results of operations unless the Company found a suitable alternative source. The Company's strategies for mitigating the effects of a loss of financing would most likely include (i) reducing production levels; (ii) continuing to rely on whole loan sales rather than securitizations in its secondary marketing strategy; (iii) accelerating the disposal of its loan inventory; and (iv) attempting to find interim financing from alternative sources.

(22) SUBSEQUENT EVENTS

      In March 2001, Ocwen Federal Bank FSB (Ocwen) purchased the mortgage loan servicing rights on approximately $4.8 billion in loans. Ocwen also purchased all advances related to those servicing rights. There was no significant gain or loss recorded. The Company also committed to sell $3.0 billion in mortgage loan servicing rights over the next 20 months at a price to be determined based on the characteristics of the particular loans.

      Concurrent with the closing of the Ocwen transaction, the Company and Salomon agreed to amend the residual financing facility to provide for pre-determined monthly and quarterly payment obligations and the elimination of the margin call feature. Scheduled payments provide for full repayment of the debt by December 31, 2002.

      In addition, the Company and US Bank agreed to extend the maturity of the $40.0 million in subordinated debt to December 31, 2003.

QuickLinks

PART I
ITEM 1. BUSINESS
SUMMARY OF PRINCIPAL UNDERWRITING GUIDELINES (1)
EXECUTIVE OFFICERS OF THE REGISTRANT
RISK FACTORS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA (dollars in thousands, except per share data)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAFE HARBOR STATEMENT
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
NEW CENTURY FINANCIAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS (Dollars in thousands)
CONDENSED STATEMENTS OF OPERATIONS (Dollars in thousands)
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS (Dollars in thousands)