Form 10-Q
period 2001-03-31
NEW CENTURY FINANCIAL CORP
filed 2001-05-15
CIK 1036075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22633

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0683629 (I.R.S. Employer Identification No.)
18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA (Address of principal executive offices)	92612 (Zip code)

Registrant's telephone number, including area code: (949) 440-7030

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, 15,169,909 shares of common stock of New Century Financial Corporation were outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2001

INDEX

    Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include (i) the assumptions used to value the Company's residual securities, including the assumptions related to prepayment rates, losses and delinquencies, and the discount rate, (ii) the expectation that the Company will be able to fulfill its forward sale commitments in the second quarter of 2001, (iii) the expectation that the Company will be able to negotiate a termination of its facility with PaineWebber Real Estate Securities, Inc., (iv) the expectation that cash flows from the financed residuals will be adequate to cover minimum monthly and quarterly pay-down obligations, (v) the expectation that the Company will close its servicing advance facility, sell the servicing platform to a third party of offer limited servicing activities upon transfer of servicing to Ocwen in the summer of 2001, (vi) the expectation that the Company's cash position and liquidity will improve as a result of the servicing rights sale to Ocwen, (vii) the expectation that the extension of the maturity of the U.S. Bank debt will allow the repayment of the subordinated debt to coincide with the anticipated cash flows from the Company's residual securities, (viii) the anticipation that the Company's liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, (ix) the Company's intention to reduce all-in acquisition cost for loans, the number of loans that the Company must sell at a discount and the size of the average loss on sale for these loans, (x) the Company's intention to improve the gain on sale of loans sold at a premium, (xi) the expectation that the adoption of Financial Account Standards Nos. 133 and 140 will not have a material impact on the Company's consolidated balance sheet or results of operations, and (xii) the belief regarding the scope of the Company's potential legal exposure. There are many factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the Company's ability to sustain and manage its growth, (ii) the Company's continued ability to maintain its funding sources, (iii) the volatility in the market for whole loans, (vi) the condition of the market for mortgage-backed securities, (v) the ability of the Company to continue to implement cost savings plan for its business, (vi) the Company's ability to improve the gain on sale of loans, (vii) the effect of proposed legislation and regulations that could restrict the Company's business, (viii) the Company's ability to improve its cash flows and maintain adequate liquidity, (ix) the Company's ability to reduce the percentage of loans sold at a discount, (x) the Company's ability to enter into definitive agreements regarding its second quarter forward commitments, (xi) the Company's ability to negotiate a termination of its facility with PaineWebber Real Estate Securities, Inc., (xii) the realized cash flows from the Company's residuals, (xiii) the market for the Company's servicing platform or its servicing services, (xiv) the ability of the Company and Ocwen Federal Bank FSB to provide for a smooth transfer of servicing, (xv) the Company's ability to maintain the performance of its servicing platform pending the transfer to Ocwen, and (xvi) the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and its other filings with the Securities and Exchange Commission.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS:
Cash and cash equivalents	$9,109	$10,283
Loans receivable held for sale, net (notes 2 and 5)	472,766	400,089
Residual interests in securitizations (notes 3 and 5)	328,082	361,646
Mortgage servicing assets (note 4)	1,690	22,945
Accrued interest receivable	1,042	1,588
Office property and equipment	3,102	3,171
Prepaid expenses and other assets	16,958	37,439

TOTAL ASSETS	$832,749	$837,161

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 5)	$464,331	$404,446
Residual financing	138,332	176,806
Subordinated debt	40,000	40,000
Notes payable	1,458	24,340
Income taxes payable	5,866	7,498
Accounts payable and accrued liabilities	27,102	24,040
Deferred income taxes	7,882	7,882

Total liabilities	684,971	685,012
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares; 40,000 shares issued and outstanding; liquidation preference $40,000	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 15,165,065 shares at March 31, 2001 and 14,852,931 shares at December 31, 2000	152	149
Additional paid-in capital	90,222	90,579
Retained earnings, restricted	58,850	61,426

	149,224	152,154
Deferred compensation costs	(1,446)	(5)

Total stockholders' equity	147,778	152,149

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$832,749	$837,161

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Gain on sale of loans	$20,550	$22,810
Interest income	9,258	18,441
Servicing income	6,506	7,809
Residual interest income	11,154	11,324
Other income	487	—

Total revenues	47,955	60,384

Expenses:
Personnel	18,100	13,244
Interest	16,095	18,087
General and administrative	13,165	11,488
Advertising and promotion	2,784	3,464
Professional services	1,006	1,384

Total expenses	51,150	47,667

Earnings (loss) before income taxes (benefit)	(3,195)	12,717
Income taxes (benefit)	(1,343)	5,444

Net earnings (loss)	$(1,852)	$7,273
Dividends paid on preferred stock	(725)	(725)

Net earnings (loss) available to common stockholders	$(2,577)	$6,548

Basic earnings (loss) per share (note 6)	$(0.17)	$0.45

Diluted earnings (loss) per share (note 6)	$(0.17)	$0.38

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(In thousands)
(Unaudited)

	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$(1,852)	$7,273
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,369	2,220
NIR gains	—	(25,023)
Initial deposits to over-collateralization accounts	—	(14,104)
Deposits to over-collateralization accounts	(19,690)	(18,661)
Release of cash from over-collateralization accounts	12,740	14,311
Servicing gains	(1,383)	(2,062)
Amortization (accretion) of NIRs	8,105	6,385
Provision for losses	2,691	2,267
Loans originated or acquired for sale	(1,028,299)	(956,203)
Loan sales, net	953,829	926,456
Principal payments on loans receivable held for sale	3,235	6,709
Increase in warehouse and aggregation lines of credit	59,885	29,228
Net change in other assets and liabilities	15,445	(8,176)

Net cash provided by (used in) operating activities	7,075	(29,380)

Cash flows from investing activities:
Purchase of office property and equipment	(467)	(304)
Stock issued in connection with acquisition of Primewest	—	(43)
Sale of residual interests in securitization	6,512	—
Sale of mortgage servicing rights	21,257	—

Net cash provided by (used in) investing activities	27,302	(347)
Cash flows from financing activities:
Net proceeds from (repayments of) residual financing	(12,577)	30,304
Proceeds from issuance of subordinated debt	—	10,000
Proceeds from (net repayments of) notes payable	(22,882)	(469)
Payment of dividends on convertible preferred stock	(725)	(725)
Net proceeds from issuance of stock/purchase of treasury stock	633	305

Net cash provided by (used in) financing activities	(35,551)	39,415

Net increase (decrease) in cash and cash equivalents	(1,174)	9,688
Cash and cash equivalents, beginning of period	10,283	4,496

Cash and cash equivalents, end of period	$9,109	$14,184

Supplemental cash flow disclosure:
Interest paid	$15,485	$18,156
Income taxes paid	$289	$115
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	$125	$43
Restricted stock issued	$1,520	$—
Cancellation of warrants	$2,631	$—
Net assets acquired through acquisition of subsidiary	$—	$553

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001 and 2000

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Recent accounting developments  —  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Securities and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

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

    In September 2000, FASB issued SFAS No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets; (3) servicing assets and liabilities; (4) securities lending transactions; (5) repurchase agreements; and (6) extinguishments of liabilities. The accounting provisions are effective beginning after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. The Company adopted the disclosure provisions required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its financial statements and footnotes. The adoption of the accounting provisions is not expected to have a material impact on the Company's consolidated balance sheet or results of operations.

    Residual interests in securitizations  —  Residual interests in securitizations (Residuals) are recorded as a result of the sale of loans through securitizations and the sale of residual interests in securitizations through what are sometimes referred to as net interest margin securities (NIMS).

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

    In securitization transactions, generally the Company has the right to collect periodic servicing fees for the servicing and collection of the mortgage loans as master servicer of the securitized loans. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificate principal and interest, the servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The cash and collateral in the OC Account is restricted from use by the Company. Pursuant to certain servicing agreements, cash held in the OC Accounts may be used to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

    For NIMS transactions, the Company will receive cash flows once the holders of the senior bonds and certificates created in the NIMS transaction are fully repaid.

    The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company uses an average annual default rate estimate of 0.60% to 2.25% for adjustable rate first trust deeds, 0.25% to 0.75% annual default rate estimate for fixed rate first trust deeds, and a range of 0.75% to 1.50% for second trust deeds. The Company's default rate estimates result in average cumulative loss estimates as a percentage of the original principal balance of the mortgage loans of 1.52% to 4.99% for adjustable rate first trust deeds, 2.01% to 2.99% for fixed rate first trust deeds, and a range of 2.41% to 3.43% for second trust deeds. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 1.37 to 4.49 years for its adjustable mortgage loans and 4.11 to 4.79 for its fixed rate mortgage loans, and for its second trust deeds a range of 2.57 to 2.86.

    Historically, the Company performs an evaluation of its Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. The Company's evaluation of the Residuals during the three months ended

March 31, 2001 and 2000 indicated that the carrying value of the Residuals approximated their fair market value at the respective periods.

    The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

2.  Loans Receivable Held for Sale, Net

    A summary of loans receivable held for sale, at the lower of cost or market at March 31, 2001 and December 31, 2000 follows (dollars in thousands):

	March 31, 2001	December 31, 2000
Mortgage loans receivable	$472,906	$401,139
Net deferred origination fees	(140)	(1,050)

	$472,766	$400,089

3.  Residual Interests in Securitizations

    Residual interests in securitizations consist of the following components at March 31, 2001 and December 31, 2000 (dollars in thousands):

	March 31, 2001	December 31, 2000
Over-collateralization account	$209,294	$242,636
Net interest receivable (NIR)	118,788	119,010

	$328,082	$361,646

    The following table summarizes activity in the NIR amounts for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	2001	2000
Balance, beginning of period	$119,010	$185,144
NIR gains	—	25,023
Call transaction	7,883	—
NIR accretion (amortization)	(8,105)	(6,385)

Balance, end of period	$118,788	$203,782

    The call transaction represents the effect of the Salomon Smith Barney exercise of the call option for the Company's 1998-NC5 securitization transaction. Salomon Smith Barney notified the Company in the fourth quarter of 2000 that it intended to exercise the call option and the call transaction occurred in January 2001.

    The following table summarizes activity in the OC accounts for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	2001	2000
Balance, beginning of period	$242,636	$184,545
Initial deposits to OC accounts	—	14,104
Call transaction	(40,292)	—
Additional deposits to OC accounts	19,690	18,661
Release of cash from OC accounts	(12,740)	(14,311)

Balance, end of period	$209,294	$202,999

    The following table summarizes activity in the allowance for NIR losses for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	2001	2000
Balance, beginning of period	$—	$5,000
Provision for NIR losses	—	—
Charge-offs of NIR	—	—

Balance, end of period	$—	$5,000

4.  Mortgage Servicing Assets

    Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	2001	2000
Balance, beginning of period	$22,945	$22,145
Additions	1,383	2,062
Sales of servicing rights	(21,257)	—
Amortization	(1,381)	(1,405)

Balance, end of period	$1,690	$22,802

    The table below summarizes activity in the Company's mortgage loan servicing portfolio for the three months ended March 31, 2001 and 2000 (dollars in millions):

	2001	2000
Balance, beginning of period	$6,080	$5,950
Loans funded	1,027	956
Bulk sale of servicing rights	(5,272)	—
Payoffs/servicing-released sales	(996)	(839)

Balance, end of period	$839	$6,067

    During the quarter ended March 31, 2001, the Company sold servicing rights in two separate transactions. The first transaction was the sale of servicing rights to $4.8 billion in loans, for which the Company will perform subservicing until third quarter of 2001. The second transaction was the sale of servicing rights to $520 million in loans, for which the servicing transferred to the purchaser prior to the end of the first quarter of 2001.

5.  Warehouse and Aggregation Lines of Credit

    Warehouse and aggregation lines of credit consist of the following at March 31, 2001 and December 31, 2000 (dollars in thousands):

	March 31, 2001	December 31, 2000
A $265 million line of credit expiring in May 2001 secured by loans receivable held for sale, bearing interest based on one month LIBOR (5.08% at March 31, 2001)	$273,725	$201,705
A $500 million master repurchase agreement bearing interest based on one month LIBOR (5.08% at March 31, 2001), secured by loans receivable held for sale. The agreement may be terminated by the lender after giving 28 days written notice and expires in May 2001	59,296	167,522
A $400 million loan and security agreement bearing interest based on one-month LIBOR (5.08% at March 31, 2001), secured by loans receivable held for sale, expiring in November 2001	129,778	29,071
A $300 million loan and security agreement bearing interest based on one-month LIBOR (5.08% at March 31, 2001), secured by loans receivable held for sale, cancelled in February 2001 by the Company	—	639
A $25 million master loan and security agreement bearing interest based on one month LIBOR (5.08% at March 31, 2001), secured by delinquent loans and REO properties, expiring in May 2001	1,532	3,952
A $296 million loan and security agreement bearing interest based on one month LIBOR (5.08% at March 31, 2001) secured by loans receivable held for sale, renewing automatically for successive 12-month periods starting in August 2000, but is uncommitted	—	1,557

	$464,331	$404,446

    The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At March 31, 2001, the Company was in compliance with all material financial and other covenants in its warehouse and aggregation facilities, with the exception of the profitability covenant in the Morgan Stanley aggregation facility, for which the Company received a waiver.

6.  Earnings per Share

    The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Basic:
Net earnings (loss)	$(1,852)	$7,273
Less: dividends declared on preferred stock	(725)	(725)

Earnings (loss) available to common stockholders	(2,577)	6,548
Weighted average common shares outstanding	14,914	14,594

Earnings (loss) per share	$(0.17)	$0.45

Diluted:
Net earnings (loss), as adjusted	$(2,577)	$7,273
Weighted average number of common and common equivalent shares outstanding	14,914	14,594
Dilutive effect of convertible preferred stock, stock options and warrants	—	4,720

	14,914	19,314

Earnings (loss) per share	$(0.17)	$0.38

    For the three months ended March 31, 2001, 1,880,779 stock options, 40,000 shares of convertible preferred stock (convertible into 4,124,400 shares of common stock) and 50,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive in periods where losses are reported. In addition, for the three months ended March 31, 2000, 1,134,672 stock options and warrants were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    New Century Financial Corporation (the Company) is a specialty finance company that, through its subsidiaries, originates, purchases, sells and services sub-prime mortgage loans secured primarily by first mortgages on single family residences. The Company was incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

    As of March 31, 2001, the Company's Wholesale Division was operating through five regional operating centers and 21 additional sales offices. The Wholesale Division and the Company's Worth Funding subsidiary funded $807.9 million in loans during the three months ended March 31, 2001. As of March 31, 2001, the Company's Retail Branch Operations Division was operating through 65 sales offices. The Retail Branch Operations Division and the Company's Centralized Retail Division funded $218.6 million in loans during the three months ended March 31, 2001.

Loan Sales and Securitizations

    Loan Sale Strategy.  The Company's loan sale strategy has historically included both securitizations and whole loan sales in order to achieve the Company's goal of enhancing profits while managing cash flows. Loan sales through securitizations permit the Company to enhance operating profits and to benefit from future cash flows generated by the residual interests retained by the Company. Whole loan sale transactions enable the Company to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests in securitizations. During the quarter ended March 31, 2001, the Company sold 100% of total loan sales through whole loan transactions.

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

    The following table sets forth loan sales for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2001	2000
Whole loan sales	$953,829	$496,776
Securitizations	—	429,680

	$953,829	$926,456

    In recent quarters, whole loan buyers have tended to confine their purchases to loans with very specific attributes rather than merely purchasing a full cross section of a seller's production. Likewise, buyers in recent quarters have tended to perform more rigorous due diligence reviews of loan pools, and have typically elected to exclude a significant percentage of loans from a pool on various bases.

    During the third quarter of 2000, the Company revised its underwriting guidelines to originate the types of loans that are more closely aligned to the guidelines of its whole loan investors. These guideline adjustments have reduced the number of loans that investors are not willing to purchase.

    During the first quarter of 2001, the Company sold approximately $114.2 million in loans at a discount to their outstanding principal balance. Almost all of these loans were originated in prior quarters. These loans consisted of delinquent loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics. Although the weighted-average gain on sale on the Company's loans sold at a premium during the first quarter was 3.69%, when one includes discounted loan sales in the calculation, the net gain on sale was only 2.40%. The Company has devoted significant efforts during the first quarter to reduce the number of loans sold at a discount and reduce the severity of the loss on such sales.

    Second quarter strategy.  Based on current liquidity and profit projections and current market conditions, the Company may sell loans through securitization in the second quarter of 2001. In addition, the Company has entered into forward sales commitments for the second quarter at prices well in excess of 103%. The commitments are subject to customary contingencies, including the Company's ability to deliver loans having the characteristics specified by the buyers.

Results of Operations

    As of March 31, 2001, the Company's Wholesale Division operated through 21 sales offices and five regional operating centers located in 20 states. The Company's Retail Division operates through 65 sales offices located in 26 states.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    The Company originated and purchased $1.0 billion in loans for the three months ended March 31, 2001, compared to $956.5 million for the three months ended March 31, 2000. Wholesale loan originations and purchases were $807.9 million, or 78.8%, of total originations and purchases for the three months ended March 31, 2001. Retail loan originations and purchases were $218.6 million, or 21.2%, of total originations and purchases for the three-month period. For the same period in 2000, Wholesale and Retail originations and purchases totaled $709.4 million, or 74.2% and $247.1 million, or 25.8%, respectively, of total originations and purchases.

    Total revenues for the three months ended March 31, 2001 decreased to $48.0 million, from $60.4 million for the three months ended March 31, 2000. This decrease was due to a decrease in loans sold through securitization versus whole loan sales in 2001, as well as a decrease in interest income on loans receivable held for sale.

    The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended March 31,
	2001	2000
Gain from whole loan sale transactions	$24,346	$12,711
Non-cash gain from securitizations	—	25,023
Non-cash gain from servicing asset	1,383	2,062
Cash gain on sale of servicing rights	62	—
Securitization expenses	—	(2,163)
Accrued interest	—	(2,814)
Provision for losses	(2,691)	(2,267)
Non-refundable loan fees	13,293	13,572
Premiums paid	(4,227)	(7,814)
Origination costs	(11,250)	(15,500)
Hedging losses	(366)	—

Gain on sale of loans	$20,550	$22,810

    Whole loan sales increased to $953.8 million for the three months ended March 31, 2001, from $496.8 million for the corresponding period in 2000. This increase is the result of a change in the Company's mix of whole loan sales versus securitizations. Loans sold through whole loan sales represented 100% of total loan sales in the three months ended March 31, 2001, compared to 53.6% for the corresponding period in 2000.

    Interest income decreased to $9.3 million for the three months ended March 31, 2001, compared to $18.4 million for the same period in 2000, primarily due to a decrease in the average inventory of loans receivable held for sale that resulted from the Company closing loan sale transactions throughout the quarter in 2001, compared to sales predominantly at the end of the quarter in 2000.

    Servicing income decreased to $6.5 million for the three months ended March 31, 2001, from $7.8 million for the three months ended March 31, 2000. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB as of March 1, 2001.

    Residual interest income represents income earned on the Company's portfolio of residual interests in securitizations. Residual interest income decreased slightly from $11.3 million for the quarter ended March 31, 2000 to $11.2 million for the corresponding period in 2001, as a result of the decrease in the average balance of residual interests in securitizations, partially offset by an increase of 1% in the discount rate.

    Total expenses increased to $51.2 million for the three months ended March 31, 2001, from $47.7 million for the three months ended March 31, 2000. While total interest expense decreased, interest on subordinated debt and short-term financing was higher for the three months ended March 31, 2001, due to a higher average balance of outstanding debt. Other factors include legal and restructuring costs associated with the Ocwen transaction.

Residual Securities

    The carrying value of the Company's residual securities decreased from $361.6 million at December 31, 2000 to $328.1 million at March 31, 2001, as a result of the January 2001 call of the

NC98-5 security. Residual financing associated with NC98-5 in the amount of $25.9 million was paid off in January 2001.

    In establishing the net book value of the residual securities, management reviews on a quarterly basis the underlying assumptions used to value each residual security and adjusts the carrying value of the securities based on actual experience and trends in the industry.

Liquidity and Capital Resources

    THE WAREHOUSE CREDIT AGREEMENT.  The Company requires access to short-term warehouse and aggregation credit facilities in order to fund loan originations and purchases pending the securitization and sale of such loans. As of March 31, 2001, the Company had a $265.0 million warehouse line of credit led by U.S. Bank National Association ("U.S. Bank") which expires in May 2001 and bears interest at a rate equal to the one month LIBOR plus 1.25%. At March 31, 2001, the balance outstanding under the warehouse line of credit was $273.7 million, including $9.2 million in loans closed through draft checks, for which the Company receives an advance under the warehouse line of credit facility when the draft is presented for payment. The Company expects to renew this facility in late May 2001.

    Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. Within seven business days of funding, the Company is required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan in calculating the Company's available borrowing capacity. As a consequence, the Company is essentially forced to use its own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of March 31, 2001, the Company's "zero-collateral" balance was not material and did not affect the Company's liquidity.

    The warehouse line is contingent upon having a committed "take-out"—generally a committed aggregation facility or a forward sale commitment—for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) the outstanding principal balance of the loan and (ii) the take-out commitment level minus three percent. In the first and second quarters of 2001, the Company has had qualifying take-outs in the form of forward sale commitments at prices in excess of 103% of the outstanding principal balance of the financed loans. Accordingly, the Company's advance rate under the warehouse facility has been 100% of the outstanding principal balance of the loans financed. If the Company is unable to maintain forward commitments at a price of 103% or higher, then the Company may be required to rely on its committed aggregation facilities as its qualifying "take-outs" under the warehouse line of credit. This would most likely cause the advance rate on the warehouse line to fall from 100% of the outstanding principal balance to approximately 98% of the outstanding principal balance. The negative cash impact of such an occurrence could have a material adverse impact on the Company's results of operations, business and financial condition.

    AGGREGATION AND RESIDUAL FINANCING FACILITIES.  As of March 31, 2001, the Company also had a $500 million aggregation facility with Salomon Smith Barney ("Salomon"), which bears interest at a rate generally equal to the one month LIBOR plus 1.25%. This facility expires in May 2001, but can be terminated by Salomon upon 28 days written notice. The Company also has a $25.0 million Master Loan and Security Agreement with Salomon secured by delinquent or problem loans and REO properties. The facility also expires in May 2001 and bears interest at a rate equal to the one month LIBOR plus 2.00%. The outstanding balance of the combined Salomon facilities as of March 31, 2001 was $60.8 million. Additionally, in November 2000, the Company negotiated a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital Inc., which is subject to renewal in November 2001 and bears interest at a rate generally equal to the one month LIBOR plus 1.05%. As of March 31, 2001, the balance outstanding under this facility was $129.8 million. In February 2001, the Company cancelled its $300 million aggregation facility with

Greenwich Capital Markets. In addition, the Company has a $300 million aggregation and residual financing facility with PaineWebber Real Estate Securities, Inc. that the Company does not utilize. The Company expects to negotiate a termination of the facility during 2001 as well.

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

    As of March 31, 2001, the Company had residual financing arrangements with Salomon, Greenwich, PaineWebber and Countrywide Warehouse Lending ("Countrywide"), whereby the respective lender provides financing of the Company's residual interests in securitizations as well as its residual interests from NIM transactions. The amount of residual financing provided upon each securitization is determined pursuant to formulas set forth in the respective agreements and is generally subject to repayment as a result of changes in the market value of the residual interests or the formula used by the lead underwriter to determine the market value of the residual interest (which the lead underwriter may adjust in its discretion). The Greenwich residual financing facility has an aggregate limit of $21 million and expires in October, 2001. The PaineWebber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Salomon facility is structured as a repurchase arrangement, and does not have a specified limit. The Countrywide facility is structured as a rolling monthly repurchase agreement. The facilities bear interest at a rate based on the one month LIBOR. At March 31, 2001, the balance outstanding under these facilities was $138.3 million.

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

    The Company has a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank secured by the Company's furniture and equipment. Advances under this facility are made periodically at the discretion of the lender, and bear interest at a fixed rate established at the time of each advance for a term of three years. As of March 31, 2001, the balance outstanding under this facility was $1.5 million, and the weighted-average interest rate was 9.6%. In addition, the Company had various non-revolving operating lease agreements totaling $18.3 million at March 31, 2001.

    INDUSTRY LIQUIDITY ENVIRONMENT.  Although the Company has access to numerous financing sources, the financing environment for non-prime mortgage lenders in general remains unfavorable by historical standards. Some large non-prime lenders have gone out of business while others have reported losses and have drastically decreased their operations. In this environment, lenders who have historically been active in this sector have been much more conservative in their decisions to extend credit to non-prime originators. In addition, lenders have gradually reduced the levels at which they will lend against mortgage loans and residual interests. This reduction in advance rates has had a negative effect on the Company's cash flow. Such lower advance rates appear likely to persist.

    CASH FLOW.  For the three months ended March 31, 2001, the Company's operations provided approximately $7.1 million in cash, although historically the Company's operating activities have used more cash than they generated. Positive cash flow from operations resulted primarily from the assumption by Ocwen of servicing advance balances totaling approximately $17.8 million. One of the Company's objectives in its 2001 Business Plan is to achieve cash flow neutral and then cash flow positive operations. To that end, the Company has focused on a loan sale strategy that emphasizes maximization of cash flow, and a cost reduction strategy to improve both cash flow and profit margins. While the Company has transitioned to a cash-oriented loan sales secondary marketing strategy in 2001, the Company's loan origination and purchase programs still require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (iv) principal and interest payments on residual financing secured by the NIM residual bonds, for which the Company does not expect to begin receiving cash flows until December 2001; and (v) income tax payments arising from the recognition of gain on sale of loans. The Company also requires cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. The Company's sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) excess cash flow from securitization trusts; and (vi) servicing income.

    After the transfer to Ocwen's Orlando, Florida servicing center on August 1, 2001, the Company will no longer receive servicing fees and related income on the portion of the servicing portfolio that was sold.

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

    Despite the expected improvements to the Company's cash position and liquidity as a result of the servicing rights sale to Ocwen, the Company's operations continue to use more cash than they generate. Apart from its operating uses of cash, the Company has current and deferred income taxes of approximately $13.7 million, some of which may be payable in 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    As of March 31, 2001, the Company had $328.0 million in residual interests in securitizations which subject the Company to market risk. These assets are carried at fair value on the Company's balance sheet. The Company determines the fair value of these assets using significant assumptions (See "Notes to Consolidated Financial Statements—Basis of Presentation"). In future periods, if cash flows are greater than projected, the value of the assets will increase. Alternatively, if cash flows are less than projected, the value of the assets will decrease. The Company also has loans receivable held for sale and outstanding borrowings which subject the Company to market risk. Loans receivable held for sale are generally sold, and the related borrowings repaid, within three months.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is a party to certain legal proceedings, which are described in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. During the first fiscal quarter of 2001, there were no material developments with respect to such proceedings.

    In addition to the proceedings described in the Form 10-K, the Company occasionally becomes involved in litigation arising out of the normal course of business. Management believes that any liability with respect to such legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

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

NEW CENTURY FINANCIAL CORPORATION
DATE: May 14, 2001	By:	/s/ BRAD A. MORRICE Brad A. Morrice President
DATE: May 14, 2001	By:	/s/ EDWARD F. GOTSCHALL Edward F. Gotschall Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*3.1	First Amended and Restated Certificate of Incorporation of the Company
**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock
***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock
*3.4	First Amended and Restated Bylaws of the Company
****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock
*4.1	Specimen Stock Certificate
*****4.2	Specimen Series 1998A Convertible Preferred Stock Certificate
***4.3	Specimen Series 1999A Convertible Preferred Stock Certificate
10.1
Amended and Restated Annex 1 dated April 30, 2001 to the Global Master Repurchase Agreement, dated as of March 29, 2001, by and among Salomon Smith Barney Inc, as agent for Salomon Brothers International Limited, NC Residual II Corporation and New Century Mortgage Corporation
10.2
Amended and Restated Annex 1 dated April 30, 2001 to the Global Master Repurchase Agreement, dated as of March 29, 2001, by and among Salomon Smith Barney Inc, as agent for Salomon Brothers International Limited, NC Capital Corporation and New Century Mortgage Corporation
10.3	Amendment No. 1 to the Master Loan and Security Agreement dated April 2, 2001 by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000
10.4
Amendment No. 1 to the Custodial Agreement dated April 2, 2001 by and among NC Capital Corporation, U.S. Bank Trust National Association and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000
10.5
Amendment No. 1 to the Master Loan & Security Agreement dated April 1, 2000, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated March 30, 2001
10.6	Amendment No. 2 to the Master Loan & Security Agreement dated April 1, 2000, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated May 1, 2001
*	Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.
**	Incorporated by reference from the Company's Form 8-K as filed with the SEC on December 8, 1998.
***	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.
*****	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

QuickLinks

INDEX
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Change in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits required by Item 601 of Regulation S-K
SIGNATURES
EXHIBIT INDEX