Form 10-Q
period 2001-06-30
NEW CENTURY FINANCIAL CORP
filed 2001-07-27
CIK 1036075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22633

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	33-0683629 (IRS Employer Identification No.)
18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA (Address of principal executive offices)	92612 (zip code)

(949) 440-7030
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 26, 2001, 16,636,364 shares of common stock of New Century Financial Corporation were outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2001
INDEX

    Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include (i) the assumptions used to value the Company's residual securities, including the assumptions related to prepayment rates, losses and delinquencies, and the discount rate, (ii) the expectation that the Company will be able to negotiate a termination of its facility with PaineWebber Real Estate Securities, Inc., (iii) the expectation that the Company will continue to conduct NIM transactions in connection with its securitizations, (iv) the expectation that cash flows from the financed residuals will be adequate to cover minimum monthly and quarterly pay-down obligations, (v) the expectation that the residual financing will be repaid by the end of 2002 and thereafter, the residual cash flows will be an important source of liquidity for the Company, (vi) the expectation that the Company will discontinue loan servicing operations upon transfer of servicing to Ocwen in August of 2001, (vii) the expectation that the extension of the maturity of the U.S. Bank debt will allow the repayment of the subordinated debt to coincide with the anticipated cash flows form the Company's residual securities, (viii) the anticipation that the Company's liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, (ix) the Company's intention to reduce all-in acquisition cost for loans, the number of loans that the Company must sell at a discount and the size of the average loss on sale for these loans, (x) the Company's intention to improve the gain on sale of loans sold at a premium, (xi) the Company's intention to increase net interest income by holding loans for a longer period of time prior to their sale or securitization, (xii) the expectation that the adoption of Financial Account Standards Nos. 133, 140 and 141 will not have a material impact on the Company's consolidated balance sheet or results of operations, and (xiii) the belief regarding the scope of the Company's potential legal exposure. There are many factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the Company's ability to sustain and manage its growth, (ii) the Company's continued ability to maintain its funding sources, (iii) the volatility in the market for whole loans, (iv) the condition of the market for mortgage-backed securities, (v) the general level of interest rates in the economy, (vi) the differential between the rates of interest paid by the Company to its lenders and the rates of interest paid to the Company by its borrowers, (vii) the ability of the Company to continue to implement cost savings plan for its business, (viii) the Company's ability to improve the gain on sale of loans, (ix) the effect of proposed legislation and regulations that could restrict the Company's business, (x) the Company's ability to improve its cash flow and maintain adequate liquidity, (xi) the Company's ability to reduce the percentage of loans sold at a discount, (xii) the Company's ability to negotiate a termination of its facility with PaineWebber Real Estate Securities, Inc., (xiii) the realized cash flows from the Company's residuals, and (xiv) the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and its other filings with the Securities and Exchange Commission.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	December 31, 2000	June 30, 2001
ASSETS:
Cash and cash equivalents	$10,283	$9,073
Loans receivable held for sale, net (notes 2 and 5)	400,089	588,305
Residual interests in securitizations (note 3)	361,646	324,551
Mortgage servicing assets (note 4)	22,945	3,622
Accrued interest receivable	1,588	3,385
Office property and equipment	3,171	3,268
Prepaid expenses and other assets	37,439	28,722

TOTAL ASSETS	$837,161	$960,926

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 5)	$404,446	$579,164
Residual financing	176,806	119,641
Subordinated debt	40,000	40,000
Notes payable	24,340	1,126
Income taxes payable	7,498	10,154
Accounts payable and accrued liabilities	24,040	45,884
Deferred income taxes	7,882	7,882

Total liabilities	685,012	803,851
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares; 40,000 shares issued and outstanding; liquidation preference $40,000	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 14,852,931 shares at December 31, 2000 and 15,175,009 shares at June 30, 2001	149	152
Additional paid-in capital	90,579	90,222
Retained earnings, restricted	61,426	68,018

	152,154	158,392
Deferred compensation costs	(5)	(1,317)

Total stockholders' equity	152,149	157,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$837,161	$960,926

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	2001	2000	2001
Revenues:
Gain (loss) on sale of loans	$21,205	$58,679	$(1,605)	$38,129
Interest income	36,212	22,975	17,771	13,717
Servicing income	15,555	9,504	7,746	2,998
Residual interest income	22,805	20,684	11,481	9,530
Other income	540	907	540	420

Total revenues	96,317	112,749	35,933	64,794

Expenses:
Personnel	28,315	37,008	15,071	18,908
Interest	35,478	29,062	17,391	12,967
General and administrative	24,160	24,800	12,672	11,635
Advertising and promotion	7,407	5,158	3,943	2,374
Professional services	2,900	2,557	1,516	1,551

Total expenses	98,260	98,585	50,593	47,435

Earnings (loss) before income taxes (benefit)	(1,943)	14,164	(14,660)	17,359
Income taxes (benefit)	(613)	6,123	(6,057)	7,466

Net earnings (loss)	$(1,330)	$8,041	$(8,603)	$9,893
Dividends paid on preferred stock	(1,450)	(1,450)	(725)	(725)

Net earnings (loss) available to common stockholders	$(2,780)	$6,591	$(9,328)	$9,168

Basic earnings (loss) per share (note 6)	$(0.19)	$0.44	$(0.63)	$0.61

Diluted earnings (loss) per share (note 6)	$(0.19)	$0.41	$(0.63)	$0.51

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2000 and 2001
(In thousands)
(Unaudited)

	2000	2001
Cash flows from operating activities:
Net earnings (loss)	$(1,330)	$8,041
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,849	3,326
NIR gains	(35,116)	(16,347)
Initial deposits to over-collateralization accounts	(21,944)	(2,853)
Deposits to over-collateralization accounts	(40,416)	(43,761)
Release of cash from over-collateralization accounts	31,500	33,433
Servicing gains	(3,138)	(4,938)
Amortization (accretion) of NIRs	15,562	18,522
Fair value adjustment of residual securities	21,197	—
Provision for losses	5,850	5,441
Loans originated or acquired for sale	(2,064,305)	(2,412,559)
Loan sales, net	1,964,916	2,219,658
Principal payments on loans receivable held for sale	21,694	6,642
Increase in warehouse and aggregation lines of credit	69,875	174,718
Net change in other assets and liabilities	(10,019)	20,977

Net cash provided by (used in) operating activities	(40,825)	10,300

Cash flows from investing activities:
Purchase of office property and equipment	(746)	(1,171)
Stock issued in connection with acquisition of Primewest	(43)	—
Proceeds from sale of residual interests in securitization	—	22,204
Proceeds from sale of mortgage servicing rights	—	22,754

Net cash provided by (used in) investing activities	(789)	43,787
Cash flows from financing activities:
Net proceeds from (repayments of) residual financing	27,798	(31,268)
Proceeds from issuance of subordinated debt	15,000	—
Proceeds from (net repayments of) notes payable	(912)	(23,214)
Payment of dividends on convertible preferred stock	(1,450)	(1,450)
Net proceeds from issuance of stock/purchase of treasury stock	(222)	635

Net cash provided by (used in) financing activities	40,214	(55,297)

Net decrease in cash and cash equivalents	(1,400)	(1,210)
Cash and cash equivalents, beginning of period	4,496	10,283

Cash and cash equivalents, end of period	$3,096	$9,073

Supplemental cash flow disclosure:
Interest paid	$35,570	$29,917
Income taxes paid	$4,212	$3,467
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	$43	$125
Restricted stock issued	$—	$1,520
Cancellation of warrants	$—	$2,631
Net assets acquired through acquisition of subsidiary	$553	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 2001

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Recent accounting developments  —In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Securities and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

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

    In September 2000, FASB issued SFAS No. 140 to replace SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). SFAS No. 140 provides the accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 will be the authoritative accounting literature for: (1) securitization transactions involving financial assets; (2) sales of financial assets; (3) servicing assets and liabilities; (4) securities lending transactions; (5) repurchase agreements; and (6) extinguishments of liabilities. The accounting provisions are effective for fiscal years beginning after March 31, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. The Company adopted the disclosure provisions required by SFAS No. 140 and has included all appropriate and necessary disclosures required by SFAS No. 140 in its financial statements and footnotes. The adoption of this standard did not have a material impact on the Company's consolidated balance sheet or results of operations.

    The Emerging Issues Task Force (EITF) consensus 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, provides guidance for interest income recognition and measurement of impairment for interests retained in a securitization. This consensus was required to be implemented by the Company on April 1, 2001. The consensus had no significant impact on the consolidated balance sheet or results of operations.

    In July, 2001, FASB issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Intangible Assets." SFAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective for the Company beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. As of June 30, 2001, the Company had goodwill of $3.6 million. Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard is not expected to be material to the consolidated balance sheet or results of operations.

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

    The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes an effective discount rate of 13% on the estimated cash flows released from the OC Account to value the Residuals through securitization and a range of 15% to 20% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

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

    The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. As of June 30,

2001 significant assumptions used to determine the present value of estimated future cash flows from the Residuals were:

	Adjustable-Rate	Fixed-Rate
Cumulative pool losses	3.08%	3.23%
Weighted average life	2.75 years	3.97 years

    Cumulative pool losses represent the total actual plus expected losses, divided by the original pool balance. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods).

    Historically, the Company performs an evaluation of its Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. Although recent experience resulted in an increase in prepayment and loss assumptions as of June 30, 2001, the current interest rate environment resulted in an increase in value such that the carrying value of the Residuals is at fair market value at June 30, 2001. For the quarter ended June 30, 2000, the Company recorded a market value adjustment of $21.2 million to reduce the carrying value of the Residuals, and charged off the $5.0 million general valuation allowance. The combined $26.2 million reduction in the carrying value of the Residuals resulted from an increase of 1% in the discount rate used to calculate the present value of estimated future cash flows, as well as increases in the prepayment and loss assumptions.

    The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

2. Loans Receivable Held for Sale, Net

    A summary of loans receivable held for sale, at the lower of cost or market at December 31, 2000 and June 30, 2001 follows (dollars in thousands):

	December 31, 2000	June 30, 2001
Mortgage loans receivable	$401,139	$588,895
Net deferred origination fees	(1,050)	(590)

	$400,089	$588,305

3. Residual Interests in Securitizations

    Residual interests in securitizations consist of the following components at June 30, 2001 and December 31, 2000 (dollars in thousands):

	December 31, 2000	June 30, 2001
Over-collateralization account	$242,636	$204,556
Net interest receivable (NIR)	119,010	119,995

	$361,646	$324,551

    The following table summarizes activity in the NIR amounts for the six months ended June 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$185,144	$119,010
NIR gains	35,116	16,347
Sales of NIR through NIM's/call transactions	—	3,160
Charge-offs of NIR	(5,000)	—
Fair value adjustment	(21,197)	—
NIR accretion (amortization)	(15,562)	(18,522)

Balance, end of period	$178,501	$119,995

    The call transactions represent (i) the effect of the January 2001 exercise of the call option for the Company's 1998-NC5 securitization transaction; and (ii) the effect of the June 2001 clean-up call on the Company's first three securitization transactions, NC97-1, NC97-2 and NC97-3.

    The following table summarizes activity in the OC accounts for the six months ended June 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$184,545	$242,636
Initial deposits to OC accounts	21,944	2,853
Call transactions	—	(51,261)
Additional deposits to OC accounts	40,416	43,761
Release of cash from OC accounts	(31,500)	(33,433)

Balance, end of period	$215,405	$204,556

    The following table summarizes activity in the allowance for NIR losses for the six months ended June 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$5,000	$—
Charge-offs of NIR	(5,000)	—

Balance, end of period	$—	$—

4. Mortgage Servicing Assets

    Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$22,145	$22,945
Additions	3,138	4,938
Sales of servicing rights	—	(22,754)
Amortization	(2,912)	(1,507)

Balance, end of period	$22,371	$3,622

    The table below summarizes activity in the Company's mortgage loan servicing portfolio for the six months ended June 30, 2000 and 2001 (dollars in millions):

	2000	2001
Balance, beginning of period	$5,950	$6,080
Loans funded	2,066	2,410
Bulk sale of servicing rights	—	(5,969)
Payoffs/servicing-released sales	(2,044)	(1,182)

Balance, end of period	$5,972	$1,339

    During the six months ended June 30, 2001, the Company sold servicing rights in four separate transactions. The first transaction was the sale of servicing rights to $4.8 billion in loans, for which the Company will perform subservicing until third quarter of 2001. The second transaction was the sale of servicing rights to $520 million in loans, for which the servicing transferred to the purchaser prior to the end of the first quarter of 2001. The third transaction was the sale of servicing rights to $380 million in loans securitized during the second quarter, and the fourth transaction was the sale of servicing rights to $317 million in loans sold through whole loan sales early in the second quarter.

5. Warehouse and Aggregation Lines of Credit

    Warehouse and aggregation lines of credit consist of the following at December 31, 2000 and June 30, 2001 (dollars in thousands):

	December 31, 2000	June 30, 2001
A $300 million line of credit expiring in May 2002 secured by loans receivable held for sale, bearing interest based on one month LIBOR (3.86% at June 30, 2001)	$201,705	$275,045
A $500 million master repurchase agreement bearing interest based on one month LIBOR (3.86% at June 30, 2001), secured by loans receivable held for sale. The agreement may be terminated by the lender after giving 28 days written notice and expires in December 2001	167,522	177,512
A $400 million loan and security agreement bearing interest based on one-month LIBOR (3.86% at June 30, 2001), secured by loans receivable held for sale, expiring in November 2001	29,071	124,883
A $300 million loan and security agreement bearing interest based on one-month LIBOR, secured by loans receivable held for sale, cancelled in February 2001 by the Company	639	—
A $25 million master loan and security agreement bearing interest based on one month LIBOR (3.86% at June 30, 2001), secured by delinquent loans and REO properties, expiring in December 2001	3,952	1,724
A $298 million loan and security agreement bearing interest based on one month LIBOR, secured by loans receivable held for sale, renewing automatically for successive 12-month periods starting in August 2000, but is uncommitted	1,557	—

	$404,446	$579,164

    The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At June 30, 2001, the Company was in compliance with all material financial and other covenants in its warehouse and aggregation facilities.

6. Earnings per Share

    The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	2001	2000	2001
Basic:
Net earnings (loss)	$(1,330)	$8,041	$(8,603)	$9,893
Less: dividends declared on preferred stock	(1,450)	(1,450)	(725)	(725)

Earnings (loss) available to common stockholders	(2,780)	6,591	(9,328)	9,168

Weighted average common shares outstanding	14,681	14,964	14,700	15,020

Earnings (loss) per share	$(0.19)	$0.44	$(0.63)	$0.61

Diluted:
Net earnings (loss), as adjusted	$(2,780)	$8,041	$(9,328)	$9,893

Weighted average number of common and common equivalent shares outstanding	14,681	14,964	14,700	15,020
Dilutive effect of convertible preferred stock, stock options and warrants	—	4,491	—	4,469

	14,681	19,455	14,700	19,489

Earnings (loss) per share	$(0.19)	$0.41	$(0.63)	$0.51

    For the three and six months ended June 30, 2001, 1,027,000 stock options and 50,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the three and six months ended June 30, 2000, 2,373,387 stock options, 737,500 warrants and 40,000 shares of convertible preferred stock (convertible into 4,124,400 shares of common stock) are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    We are a leading nationwide specialty mortgage banking company that originates, purchases and sells residential mortgage loans secured primarily by first mortgages on single family residences. Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through our wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of our wholly-owned subsidiary, New Century Mortgage Corporation, as well as its subsidiary, Worth Funding. We do not purchase bulk loans. Retail originations are made through New Century Mortgage Corporation's network of branch offices, through its Central Retail Division and through our anyloan.com website. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

    As of June 30, 2001, the Company's Wholesale Division was operating through five regional operating centers and 31 additional sales offices. The Wholesale Division and the Company's Worth Funding subsidiary originated or purchased $1.1 billion in loans during the three months ended June 30, 2001. As of June 30, 2001, the Company's Retail Branch Operations Division was operating through 66 sales offices. The Retail Branch Operations Division and the Company's Centralized Retail Division originated $280.7 million in loans during the three months ended June 30, 2001.

Loan Sales and Securitizations

    One of our primary sources of revenue is the recognition of gains from the sale of our loans through whole loan sales and securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization, we recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin security, or NIM, transaction concurrent with or shortly after a securitization allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the life of the loans.

    Prior to 2000, our loan sale strategy typically included both securitizations and whole loan sales in order to achieve our goal of enhancing profits while managing cash flows. Because residual financing was readily available, we securitized a significant percentage of our loan production in order to enhance operating profits and to benefit from future cash flows generated by the residual interests we retained. The remainder of our production was sold in whole loan sale transactions, which allowed us to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests in securitizations.

    In 2000, we were unable to obtain the same level of residual financing previously available to us. As a result and in order to manage cash flows, we transitioned from securitizing the majority of our loans to selling the majority of production for cash in whole loan sales.

    Recent market changes have allowed us to sell loans through securitization on a cash-flow positive basis through concurrent use of a NIM transaction. During the second quarter of 2001, we completed a securitization of $380 million of fixed- and adjustable-rate mortgage loans underwritten by Salomon Smith Barney, Inc. Following the securitization, we issued a NIM security. The net cash proceeds from the two transactions yielded cash proceeds in an amount comparable to whole loan sales. In addition to the cash proceeds, we retained a relatively small residual interest that we recorded at its estimated fair value of approximately 1.0% of the securitized collateral.

Residual Interests

    In a securitization transaction, we sell a portfolio of mortgage loans to a special purpose entity established for the limited purpose of buying and reselling mortgage loans. The special purpose entity transfers the mortgage loans to a trust that in turn issues interest-bearing asset-backed securities generally in an amount equal to the aggregate principal balance of the mortgage loans. One or more investors purchase these asset-backed securities for cash. The trust uses the cash proceeds to pay us for the mortgage loans. The trust also issues a certificate representing a residual interest in the payments on the securitized loans. In addition, we provide credit enhancement for the benefit of the investors in the form of additional collateral, referred to as the over-collateralization account, or OC Account.

    To date, we have elected to fund the required OC Account at the closing of most of our securitizations. The over-collateralization requirement ranges from 0.75% to 4.75% of the initial securitization bond debt principal balance or 1.5% to 9.5% of the remaining principal balance after thirty to thirty-six months of principal amortization. The actual amount of the OC Account is determined by the rating agencies based upon their assessment of the loan pool characteristics. When the OC Account is funded up front, we begin to receive cash flow from our residual securities immediately. When we do not fund the OC Account up front, we do not receive cash flow from our residual securities until the OC Account requirement is met. Cash flows from our residual interests are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, we receive distributions from the OC Account subject to the performance of the mortgage loans in each securitization.

    At the closing of each securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

    Management reviews on a quarterly basis the underlying assumptions used to value each residual interest and adjusts the carrying value of the securities based on actual experience and trends in the industry. To determine the residual asset value, cash flow is projected for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. Each security is updated to reflect actual performance to date, and the base assumption for CPR and loss is then used to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, adjustments are made. The London Interbank Offer Rate, or LIBOR, forward curve is then used to project future interest rates and finalize cash flow projections for each security. The projected cash flows are then discounted at a range of 13% - 20% to establish the net book value of the residual interests. As of June 30, 2001, the weighted-average discount rate used to value the residuals was 13.4%.

    During the quarter ended June 30, 2001, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. However, the favorable interest rate environment and the current LIBOR forward curve resulted in an increase in the value of the residual interests that offset the loss in value related to the higher loss assumptions. Therefore, there was no adjustment to the carrying value of the residuals at June 30, 2001.

    The following table sets forth loan sales for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2000	2001	2000	2001
Whole loan sales	$1,320,462	$1,839,414	$823,686	$885,587
Securitizations	644,454	380,242	214,774	380,242

	$1,964,916	$2,219,656	$1,038,460	$1,265,829

    In recent quarters, whole loan buyers have tended to confine their purchases to loans with very specific attributes rather than merely purchasing a full cross section of a seller's production. Likewise, in recent quarters, buyers have tended to perform more rigorous due diligence reviews of loan pools, and have typically elected to exclude a significant percentage of loans from a pool on various bases.

    During the third quarter of 2000, we revised our underwriting guidelines to eliminate certain loans or loan attributes that our whole loan investors are not willing to buy. These guideline adjustments, such as the elimination of high-cost mortgages and loans to borrowers with credit scores less than 500, were designed to originate the types of loans that are more closely aligned to the guidelines of our whole loan investors. We are continuing to focus on changes that will increase the percentage of our loans that are sold at a premium and reduce the severity of loss on loans sold at a discount.

    During the six months ended June 30, 2001, we sold approximately $190.5 million in loans at a discount to their outstanding principal balance. Almost all of these loans were originated prior to December 31, 2000. These loans consisted of delinquent loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics. The weighted-average gain on sale on the loans we sold at a premium during this period was 103.62%. After taking into account discounted loan sales, the net gain on sale was reduced to 102.14%. As a result of the high volume of discounted loan sales, the unsold aged inventory of loans held for sale decreased to $22.3 million as of June 30, 2001 from $78.6 million as of December 31, 2000.

Results of Operations

    The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2000	2001	2000	2001
Revenues:
Gain on sale of loans	22.0%	52.0%	(4.5)%	58.9%
Interest income	37.6%	20.4%	49.5%	21.2%
Servicing income	16.1%	8.4%	21.6%	4.6%
Residual income	23.7%	18.4%	31.9%	14.7%
Other income	0.6%	0.8%	1.5%	0.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Total expenses	102.0%	87.5%	140.8%	73.2%

Earnings (loss) before income taxes (benefit)	(2.0)%	12.5%	(40.8)%	26.8%
Income taxes (benefit)	(0.6)%	5.4%	(16.9)%	11.5%

Net earnings (loss)	(1.4)%	7.1%	(23.9)%	15.3%

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Originations and Purchases

    We originated and purchased $2.4 billion in loans for the six months ended June 30, 2001, compared to $2.1 billion for the six months ended June 30, 2000, an increase of 16.6%. Wholesale loan originations and purchases were $1.9 billion, or 79.3%, of total originations and purchases for the six months ended June 30, 2001. Retail loan originations and purchases were $499.3 million, or 20.7%, of total originations and purchases for the six months ended June 30, 2001. For the same period in 2000, wholesale and retail originations and purchases totaled $1.5 billion, or 72.7%, and $564.2 million, or 27.3%, respectively, of total originations and purchases.

Loan Sales and Securitizations

    Whole loan sales increased to $1.8 billion for the six months ended June 30, 2001, from $1.3 billion for the corresponding period in 2000, an increase of 39.3%. This increase is the result of higher production volume in 2001, as well as an increase in the percentage of whole loan sales versus securitizations. Loans sold through whole loan sales represented 82.9% of total loan sales in the six months ended June 30, 2001, compared to 67.2% for the corresponding period in 2000. Securitizations decreased to $380.2 million for the six months ended June 30, 2001, from $644.5 million for the comparable period in 2000, a decrease of 41.0%.

Revenues

    Total revenues for the six months ended June 30, 2001 increased by 17.1% to $112.7 million, from $96.3 million for the six months ended June 30, 2000. This increase was primarily due to a $21.2 million fair value adjustment to residual interests in the second quarter of 2000, which reduced gain on sale of loans during this period. After the effect of the adjustment, revenues for the six months ended June 30, 2001 decreased by $4.8 million. This decrease was the result of decreases in interest and servicing income, partially offset by an increase in gain from whole loan sales and securitizations.

Gain on Sale

    The components of the gain on sale of loans are illustrated in the following table:

	For the Six Months Ended June 30,
	2000	2001
	(in thousands)
Gain from whole loan sale transactions	$33,136	$47,631
Gain from securitization of loans	35,116	19,103
Non-cash gain from servicing asset	3,138	4,938
Cash gain on sale of servicing rights	—	1,973
Securitization expenses	(3,050)	(1,509)
Accrued interest	(3,804)	(745)
Provision for losses	(5,850)	(5,441)
Fair value adjustment of residual interests	(21,197)	—
Non-refundable loan fees (1)	29,969	28,708
Premiums paid (2)	(14,753)	(10,269)
Origination costs	(31,500)	(25,100)
Hedging losses	—	(610)

Gain on sales of loans	$21,205	$58,679

(1)
Non-refundable loan fees represent points and fees collected from borrowers.

(2)
Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

    Interest Income.  Interest income decreased by 36.6% to $23.0 million for the six months ended June 30, 2001, compared to $36.2 million for the same period in 2000, primarily due to a decrease in the average inventory of loans receivable held for sale that resulted from our closing of loan sale transactions throughout the six-month period in 2001, compared to sales predominantly at the end of each quarter in 2000.

    Servicing Income.  Servicing income decreased by 38.9% to $9.5 million for the six months ended June 30, 2001, from $15.6 million for the six months ended June 30, 2000. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001. The initial transfer of $242.1 million of this servicing portfolio to Ocwen was completed in June 2001, and the balance is scheduled to be completed by August 1, 2001. After the transfer, we will no longer receive servicing fees and related income on this portion of our portfolio.

    Residual Interest Income.  Residual interest income decreased slightly to $20.7 million for the quarter ended June 30, 2001 from $22.8 million for the corresponding period in 2000, a decrease of 9.3%, as a result of the decrease in the average balance of residual interests in securitizations.

Expenses

    Operating expenses increased slightly to $98.6 million for the six months ended June 30, 2001 from $98.3 million for the comparable period in 2000, an increase of 0.3%. Personnel expenses increased to $37.0 million for the six months ended June 30, 2001 from $28.3 million for the same period in 2000 as a result of higher loan origination and purchase volume. In addition, the amount of personnel expense that is directly related to the origination process and reported as a reduction in gain on sale of loans decreased to $25.1 million for the six months ended June 30, 2001 from $31.5 million for the comparable period in 2000. Interest expense decreased to $29.1 million for the six months ended June 30, 2001 from $35.5 million for the same period in 2000, primarily due to a decrease in the average warehouse and aggregation borrowings secured by the inventory of loans receivable held for sale that resulted from closing loan sale transactions throughout the period in 2001, compared to sales predominantly at quarter-end in 2000.

Income Taxes

    Income tax expense increased to $6.1 million for the six months ended June 30, 2001 from a benefit of $613,000 for the comparable period in 2000. This increase resulted from an increase in pretax income, as well as an increase in the effective tax rate to 43.2% for the six months ended June 30, 2001, from 31.5% for the comparable period in 2000. The effective tax rate is affected by goodwill amortization, which is not deductible for tax purposes. After adjusting for this difference, the effective tax rate for both periods was the same.

Residual Interests

    Residual interests in securitizations decreased to $324.6 million at June 30, 2001, from $393.9 at June 30, 2000, a decrease of 17.6%. The decrease resulted from the $45.9 million write-down in December 2000, and the call of 1998-NC5 in January 2001, partially offset by a third quarter 2000 securitization.

    During the quarter ended June 30, 2001, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. However, the favorable interest rate environment and the current LIBOR forward curve resulted in an increase in the value of the residual interests that offset the loss in value related to the higher loss assumptions. Therefore, there was no adjustment to the carrying value of the residuals at June 30, 2001.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Originations and Purchases

    We originated and purchased $1.4 billion in loans for the three months ended June 30, 2001, compared to $1.1 billion for the three months ended June 30, 2000, an increase of 24.6%. Wholesale loan originations and purchases were $1.1 billion, or 79.7%, of total originations and purchases for the three months ended June 30, 2001. Retail loan originations and purchases were $280.7 million, or 20.3%, of total originations and purchases for the three-month period. For the same period in 2000, Wholesale and Retail originations and purchases totaled $793.2 million, or 71.4% and $317.2 million, or 28.6%, respectively, of total originations and purchases.

Loan Sales and Securitizations

    Whole loan sales increased to $885.6 million for the three months ended June 30, 2001, from $823.7 million for the corresponding period in 2000, an increase of 7.5%. This increase is the result of increased total loan sales during the quarter ended June 30, 2001, as a result of higher loan originations and purchases in 2001. Securitizations increased to $380.2 million for the three months ended June 30, 2001, compared to $214.8 million for the comparable period in 2000, a decrease of 77.0%.

Revenues

    Total revenues for the three months ended June 30, 2001 increased by 80.3% to $64.8 million, from $35.9 million for the three months ended June 30, 2000. This increase was primarily due to a $21.1 million market value adjustment, which reduced gain on sale of loans in the second quarter of 2000.

    The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended June 30,
	2000	2001
Gain from whole loan sale transactions	$20,425	$23,285
Gain from securitizations	10,093	19,103
Non-cash gain from servicing asset	1,076	3,555
Cash gain on sale of servicing rights	—	1,911
Securitization expenses	(887)	(1,509)
Accrued interest	(990)	(745)
Provision for losses	(3,583)	(2,750)
Fair value adjustment of residual securities	(21,197)	—
Non-refundable loan fees	16,397	15,415
Premiums paid	(6,939)	(6,042)
Origination costs	(16,000)	(13,850)
Hedging losses	—	(244)

Gain (loss) on sale of loans	$(1,605)	$38,129

    Interest Income.  Interest income decreased by 22.8% to $13.7 million for the three months ended June 30, 2001, from $17.8 million for the same period in 2000. The decrease in interest income resulted primarily from a decrease in the average inventory of loans receivable held for sale, which resulted from the closing of loan sale transactions throughout the quarter in 2001, compared to sales predominantly at the end of the quarter in 2000.

    Servicing Income.  Servicing income decreased by 61.3% to $3.0 million for the three months ended June 30, 2001, from $7.7 million for the three months ended June 30, 2000. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB as of March 1, 2001.

    Residual interest income.  Residual interest income represents income earned on the Company's portfolio of residual interests in securitizations. Residual interest income decreased by 17.0%, to $9.5 million for the quarter ended June 30, 2001, from $11.5 million for the corresponding period in 2000, as a result of the decrease in the average balance of residual interests in securitizations.

Expenses

    Total expenses decreased by 6.2% to $47.4 million for the three months ended June 30, 2001, from $50.6 million for the three months ended June 30, 2000. Interest expense decreased by 25.5% to $13.0 million for the second quarter of 2000, from $17.4 million for the second quarter of 2000, primarily due to a decrease in the average inventory of loans receivable held for sale, which resulted from closing loan sale transactions throughout the period in 2001, compared to sales predominantly at quarter-end in 2000. Personnel expense increased by 25.4% to $18.9 million for the second quarter of 2001, from $15.1 million for the second quarter of 2000. This increase resulted from higher loan origination and purchase volume. In addition, the amount of personnel expense that is directly related to the origination process and reported as a reduction in gain on sale of loans decreased to $13.9 million for the six months ended June 30, 2001 from $16.0 million for the comparable period in 2000.

Income Taxes

    Income taxes increased to $7.5 million for the three months ended June 30, 2001 from a benefit of $6.1 for the comparable period in 2000. This increase resulted from an increase in pretax income, as well as a different effective tax rate applied to the two periods. The effective tax rate is affected by goodwill amortization, which is not deductible for tax purposes. After adjusting for this difference, the effective tax rate for both periods was the same.

Liquidity and Capital Resources

    We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We do not purchase bulk pools of loans. We need separate credit arrangements to hold those loans until we have aggregated a pool that we sell through whole loan sales or securitizations.

    We use our syndicated warehouse line of credit led by U.S. Bank National Association, as well as the warehouse and aggregation facility with CDC Mortgage Corporation, to finance the actual funding of our loan originations and purchases. Soon we expect to begin using a new arrangement with CDC Mortgage Capital for this purpose as well. After we fund loans on the warehouse line and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities. We then sell or securitize the loans within two or three months and pay down the aggregation facilities with the proceeds.

    In prior periods, when we securitized loans, we generally needed financing secured by the residual interests that we received in the transaction. The investment bank that underwrote the securitization typically provided this financing. During the second quarter of 2001, as a result of a NIM transaction in connection with our securitization, we realized net cash proceeds in an amount similar to whole loan sales. Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

    Our credit facilities contain customary covenants including maintaining specified levels of liquidity and net worth, restricting indebtedness and investments and requiring compliance with applicable laws. If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

    The U.S. Bank Warehouse Credit Agreement.  We have a $300.0 million syndicated warehouse line of credit led by U.S. Bank National Association that expires in May 2002 and bears interest at a rate equal to the one month LIBOR plus 1.625%. At June 30, 2001, the balance outstanding under the warehouse line of credit was $275.0 million.

    Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. Within seven business days of funding, we are required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan when it calculates our available borrowing capacity. As a consequence, we are essentially forced to use our own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of June 30, 2001, our "zero-collateral" balance was not material and did not affect our liquidity.

    The warehouse line is contingent upon having a committed "take-out"—generally a committed aggregation facility or a forward sale commitment—for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) 99% of the unpaid principal balance of the loan and (ii) the take-out commitment level minus 2.0%.

    CDC Warehouse and Aggregation Facility.  In July 2001, we entered into a $200 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in July 2002 and bears interest at rates ranging from 0.95% to 1.25% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance. We began using this facility in tandem with the U.S. Bank warehouse line of credit in late July 2001.

    Salomon Aggregation Facility.  As of June 30, 2001, we had a $500 million aggregation facility with Salomon Smith Barney, which bears interest at a rate generally equal to the one month LIBOR plus 1.25%. This facility expires in December 2001, but can be terminated by Salomon upon 28 days written notice. As of June 30, 2001, the outstanding balance on the facility was $177.5 million.

    Salomon Loan Agreement for Delinquent and Problem Loans.  We also have a $25.0 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. This facility also expires in December 2001 and bears interest at a rate equal to the one-month LIBOR plus 2.00%. As of June 30, 2001, the outstanding balance on this facility was $1.7 million.

    Morgan Stanley Aggregation Facility.  We also have a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. It expires in November 2001 and bears interest at a rate generally equal to the one-month LIBOR plus 1.05%. As of June 30, 2001, the balance outstanding under this facility was $124.9 million.

    PaineWebber Aggregation and Residual Financing Facility.  In addition, we have a $300 million uncommitted aggregation and residual financing facility with PaineWebber Real Estate Securities. We expect to terminate this facility upon retirement of the outstanding residual financing projected to occur prior to year end 2001. As of June 30, 2001, the balance outstanding under the residual financing portion of this facility was $2.0 million. There was no outstanding balance under the aggregation portion of this facility as of June 30, 2001.

    Residual Financing Arrangements.  As of June 30, 2001, we had residual financing arrangements with Salomon, Greenwich Capital Markets, PaineWebber, and Countrywide Warehouse Lending, whereby each lender provides financing secured by our residual interests in securitizations as well as our residual interests from NIM transactions.

    The Salomon facility is structured as a repurchase arrangement and does not have a specified limit. All cash flows from the financed residuals are directed to pay down the facility. Based upon current projections, we expect these cash flows to be adequate to cover the minimum monthly and quarterly pay-down obligations. If there is a shortfall, we will be required to make up the difference using our general working capital. As of June 30, 2001, the outstanding balance under the Salomon facility was $111.3 million. We expect the facility to be repaid prior to its maturity in December 2002.

    The Greenwich residual financing facility had an outstanding balance of $4.6 million as of June 30, 2001 and will be repaid by October 2001. The PaineWebber facility is uncommitted, and is built into the overall $300 million limit for that facility. The Countrywide residual financing facility is structured as a rolling monthly repurchase agreement requiring a principal reduction of $133,000 per month until the expected repayment date of July 2002. The outstanding balance under this facility as of June 30, 2001 was $1.7 million. These facilities bear interest at a range of 1.75 - 5.0% above the one-month LIBOR.

Other Borrowings

    During 1999 and 2000, U.S. Bancorp provided us with a total of $40 million in subordinated debt secured by a second lien on our Warehouse Agreement collateral as well as subordinate interests in our residuals. This debt bears interest at a rate of 12% per year and expires in December 2003.

    We have a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed-rate established at the time of each advance for a term of three years. As of June 30, 2001, the balance outstanding under this facility was $1.1 million and the weighted-average interest rate was 9.7%. In addition, as of June 30, 2001, we had various non-revolving operating lease agreements totaling $18.3 million.

Residual Cash Flows

    We expect to have repaid all residual financing by the end of 2002. The majority of the funds for the repayment come from the residual cash flows themselves. Once the residual financing is repaid, we anticipate that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

Recent Private Placement

    In July 2001, we raised gross proceeds of approximately $15 million through a private placement of 1,442,308 shares of our common stock at $10.40 per share. Friedman, Billings, Ramsey & Co., Inc. served as placement agent for this transaction. Net proceeds to us totaled approximately $14.15 million. In connection with this transaction, we agreed to promptly register for resale the shares sold in the private placement and to maintain the effectiveness of the registration for up to two years, subject to customary exceptions.

Cash Flow

    For the six months ended June 30, 2001, cash flow from operations provided approximately $10.3 million in cash. Positive cash flow from operations resulted primarily from improved execution of our secondary marketing strategy. One of our objectives in our business plan for 2001 was to achieve cash flow neutral and then cash flow positive operations. To that end, we have focused on a loan sale strategy that emphasizes maximization of cash flow and a cost reduction strategy to improve both cash flow and profit margins. We have made significant progress during the second quarter in achieving our goals for 2001 relative to both maximizing cash flow from loan sales and reducing operating expenses.

    Our loan origination and purchase programs still require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (iv) principal and interest payments on residual financing in excess of cash flows we have received from residuals; and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) premiums obtained in whole loan sales; (iii) mortgage origination income and fees; and (iv) interest income on loans held for sale.

    During the first two quarters of 2001, we generated additional cash from investing activities as a result of two non-recurring transactions. First, we received cash in connection with the call of the 1998-NC5 securitization in January 2001. The proceeds we received as holder of residual interests in this transaction totaled $32.4 million, $25.9 million of which was used to pay down residual financing on this security, $0.7 million covered disposition expenses, and $5.8 million increased our cash and liquidity.

    In addition, in March 2001, we received approximately $36.9 million in cash from the sale of servicing rights and servicing advance receivables to Ocwen, $32.9 million of which was used to pay down short-term borrowing and $4.0 million increased our cash and liquidity.

Liquidity Strategy for 2001

    We took steps early in 2001 to improve our liquidity and cash flow. The Ocwen transaction allowed us to pay down approximately $32.9 million in debt and also receive approximately $4.0 million in cash. Moreover, as a result of the Ocwen transaction, we are no longer obligated to make servicing advances on our securitized loans. At the same time, however, our sale to Ocwen reduced servicing cash flows by approximately $3.5 million in the second quarter. Upon completion of the transfer of servicing to Ocwen, we expect to discontinue our loan servicing operations.

    In addition, the amendment of our Salomon residual financing arrangement makes us substantially less vulnerable to margin calls on our residual financing. Likewise, the extension of the maturity of the U.S. Bank subordinated debt allows us to time repayment of that debt to coincide with the anticipated cash flows from our residual interests.

    We intend to continue to concentrate on improving cash flow in order to maintain cash-flow positive operations. Our principal strategies will be (i) continuing to reduce the loan acquisition cost for loans, with a goal of reducing it to 2.25% by the end of 2001 and to 2.0% by the end of 2003, (ii) reducing the number of loans that we must sell at a discount as a result of defects because they are rejected by loan buyers or because the borrower failed to make the first payment, (iii) reducing the size of the average loss on sale for those loans that are sold at a discount, (iv) improving the gain on sale of loans sold at a premium, and (v) increasing net interest income by holding loans for a longer period of time prior to their sale or securitization. There can be no assurance that we will be able to achieve these goals and operate on a cash flow neutral or cash flow positive basis.

    Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest rates. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management includes all market risk sensitive financial instruments.

    We monitor the value of our residual interests using various scenarios for interest rate, prepayment and loss assumptions. Certain financial instruments perform poorly in an increasing or decreasing interest rate environment, other instruments may perform well, and others may not be impacted at all.

    We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these risks and to manage the risk profile of our residual interest portfolio in response to changes in the market risk.

    We measured the sensitivity of the current value of our residual interests to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained parallel interest rate movements in 50 basis point increments in the forward LIBOR curve. We estimated the fair value of our residual interests assuming there would be no changes in interest rates from those at period end. Once we established the base case, we projected cash flows for each of the defined interest rate scenarios. These projections were then compared with the base case to determine the estimated change to the fair value of our residual interests.

    The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of December 31, 2000 and June 30, 2001:

	Change in fair value as of:
	December 31, 2000	June 30, 2000
Increase of 100 basis points	(6.4)%	(11.2)%
Increase of 50 basis points	(3.0)%	(5.8)%
Decrease of 50 basis points	5.9%	5.9%
Decrease of 100 basis points	8.3%	11.9%

(1)
Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    FTC Inquiry.  In August 2000, we were informed by the Federal Trade Commission that it was conducting an inquiry to determine whether we had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations our retail units generated comply with applicable law. We are cooperating with the inquiry and the Commission is reviewing data and information we have provided to it. The Commission recently informed us that the matter is temporarily on hold pending the completion of some staffing changes relating to the change of administrations in Washington.

    Matthews, et al.  In October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors, on behalf of themselves and other consumers located in the State of Ohio whose credit transaction was brokered by Equibanc and Central Mortgage. We were not named in the original complaint. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys' fees and costs. We filed a motion to dismiss this complaint in December 2000. Plaintiffs filed their Second Amended Complaint in May 2001. Plaintiffs thereafter expressed an interest in settling the case on an individual basis with each of the named plaintiffs. The parties have agreed to postpone the deadline for us to respond to the Second Amended Complaint while we pursue settlement negotiations.

    Fairbanks.  In May 2001, Fairbanks Capital initiated arbitration against New Century Mortgage Corporation for breach of contract, breach of implied covenant of good faith, fraud and negligent misrepresentation stemming from our decision to sell our servicing rights to Ocwen Federal Bank FSB instead of closing a sub-servicing arrangement that we had negotiated with Fairbanks and was scheduled to close. Fairbanks is seeking damages of approximately $3.9 million. We paid Fairbanks the $750,000 break-up fee that our agreement with Fairbanks specified, and believe we owe no more. We expect that the arbitration will take place by the end of September 2001.

    Grimes.  In June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. Our response is due on July 30, 2001. We believe the allegations lack merit, and intend to defend ourselves vigorously.

    Perry.  In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. We have retained legal representation and is evaluating the complaint. Our answer is due in August 2001.

    We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2. Change in Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Stockholders on May 15, 2001. At the meeting, the stockholders approved the following matters:

  1.
  Re-election of three directors for three-year terms ending in 2004;

  2.
  Approval of KPMG LLP as the Company's independent auditors for 2001; and

  3.
  Approval of an amendment to the Company's 1995 Stock Option Plan to allow for automatic annual option grants to non-employee directors.

    The number of votes cast for or withheld and the number of abstentions and broker non-votes cast as to each matter voted upon at the meeting are as follows:

Election of Directors

NAME	FOR	WITHHELD
Fredric J. Forster	16,203,557	97,407
Edward F. Gotschall	16,203,557	97,407
Richard A. Zona	16,203,557	97,407

Approval of KPMG LLP as Independent Auditors

FOR	AGAINST	ABSTAIN
16,298,233	1,796	935

Approval of Amendment to 1995 Stock Option Plan

FOR	AGAINST	ABSTAIN
16,141,928	153,828	5,208

Item 5. Other Information

    None.

Item 6. (a) Exhibits required by Item 601 of Regulation S-K

    See "Exhibit Index."

    (b) Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION
DATE: July 27, 2001	By:	/s/ BRAD A. MORRICE Brad A. Morrice President
DATE: July 27, 2001	By:	/s/ EDWARD F. GOTSCHALL Edward F. Gotschall Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
* 3.1	First Amended and Restated Certificate of Incorporation of the Company
**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock
***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock
*3.4	First Amended and Restated Bylaws of the Company
****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock
* 4.1	Specimen Stock Certificate
*****4.2	Specimen Series 1998A Convertible Preferred Stock Certificate
***4.3	Specimen Series 1999A Convertible Preferred Stock Certificate
10.1	Fifth Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association dated May 23, 2001
10.2	Agreement to Increase Commitment Amount by and among New Century Mortgage Corporation, NC Capital Corporation, U.S. Bank National Association and CDC Mortgage Capital Inc., dated as of June 25, 2001.
10.3	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated June 1, 2001
10.4	Amendment No. 1 to the Letter Agreement dated July 2, 2001 by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated June 1, 2001
10.5	Amendment No. 3 to the Master Loan & Security Agreement dated June 12, 2001, by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000
10.6	Purchase Agreement by and among New Century Financial Corporation and Friedman, Billings, Ramsey & Co., Inc., dated July 19, 2001
10.7	Placement Agency Agreement, by and among New Century Financial Corporation and Friedman, Billings, Ramsey & Co., Inc., dated July 19, 2001
10.8	Master Repurchase Agreement by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001
*	Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.
**	Incorporated by reference from the Company's Form 8-K as filed with the SEC on December 8, 1998.
***	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.
*****	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

QuickLinks

Form 10–Q Quarter Ended June 30, 2001 Index
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
Election of Directors
Approval of KPMG LLP as Independent Auditors
Approval of Amendment to 1995 Stock Option Plan
SIGNATURES
EXHIBIT INDEX