Form 10-Q/A
period 2001-06-30
NEW CENTURY FINANCIAL CORP
filed 2001-08-20
CIK 1036075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

    This amendment to Form 10-Q on Form 10-Q/A amends and restates Part I, Item 1 (see note 1 to the Condensed Consolidated Financial Statements of New Century Financial Corporation) and Part I, Item 3 of New Century Financial Corporation's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2001 filed with the Securities and Exchange Commission on July 27, 2001.

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

    The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. As of June 30, 2001, the ranges of significant assumptions used to determine the present value of estimated future cash flows from the Residuals were:

	Adjustable Rate	Fixed Rate
Cumulative pool losses	2.06% to 3.50%	2.75% to 4.06%
Weighted average life	2.09 to 3.43 years	4.33 to 4.41 years

    Cumulative pool losses represent the total actual plus expected losses, divided by the original pool balance. The variations between the low and the high end of the range for losses and weighted average lives are the result of different assumptions used for each security. These assumptions are affected by such factors as the age of the security, the product mix in the collateral pool, the existence of mortgage insurance coverage, prepayment penalty coverage, and various other factors. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods).

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

    The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of December 31, 2000 and June 30, 2001:

	Change in fair value as of:
	December 31, 2000	June 30, 2001
Increase of 100 basis points	(6.4)%	(5.2)%
Increase of 50 basis points	(3.0)%	(2.7)%
Decrease of 50 basis points	5.9%	2.8%
Decrease of 100 basis points	8.3%	5.6%

(1)
Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION
DATE: August 20, 2001	By:	/s/ BRAD A. MORRICE Brad A. Morrice President
DATE: August 20, 2001	By:	/s/ EDWARD F. GOTSCHALL Edward F. Gotschall Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
SIGNATURES