Form 10-Q
period 2001-09-30
NEW CENTURY FINANCIAL CORP
filed 2001-11-14
CIK 1036075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22633

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	33-0683629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA	92612
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:    (949) 440-7030

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    As of October 31, 2001, 20,454,064 shares of common stock of New Century Financial Corporation were outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001

INDEX

    Certain information included in this Form 10-Q may include "forward-looking" statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include (i) the expectation that adoption of SFAS No. 144 will not have a material impact on the Company's financial statements, (ii) the assumptions used to value the Company's residual securities, including the assumptions relating to prepayment rates, losses and delinquencies, and the discount rate, (iii) the expectation that the Company will continue to complete NIM transactions in connection with its securitizations in order to realize higher cash proceeds, (iv) the expectation that the Company will terminate its PaineWebber aggregation facility, (v) the expectation that the cash flows from the Company's residual securities will be adequate to cover the minimum monthly and quarterly pay-down obligations on the Company's Salomon residual financing facility, (vi) the expectation that the Salomon residual financing facility will be paid off prior to its December 2002 maturity, (vii) the belief that after repayment of the Salomon residual financing facility, the cash flow from the Company's residuals will be a significant source of liquidity and working capital to support future operations, (viii) the expectation that the extension of the maturity of the U.S. Bank subordinated debt will allow the repayment obligation to coincide with the anticipated cash flows from the Company's residual securities, (ix) the Company's intention to reduce the all-in acquisition cost for loans, the number of loans the Company must sell at a discount and the size of the average loss on sale for these loans, (x) the Company's intention to improve the gain on sale of loans sold at a premium, (xi) the Company's intention to increase net interest income by holding loans for a longer period of time prior to their sale or securitization, (xii) the belief that the Company's liquidity, credit facilities and capital resources will be sufficient to fund its operations for the foreseeable future, (xiii) the expectations regarding the sensitivity of the Company's residual securities to interest rate changes and (xiv) the belief that the Company's litigation will not have a material adverse effect on the Company's business, results of operation or financial position. There are many factors that could cause the Company's actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the Company's ability to sustain and manage its growth, (ii) the Company's continued ability to maintain its funding sources, (iii) the volatility in the market for whole loans, (iv) the condition of the market for mortgage-backed securities, (v) the general level of interest rates in the economy, (vi) the differential between the rates of interest paid by the Company to its lenders and the rates of interest paid to the Company by its borrowers, (vii) the ability of the Company to continue to implement cost savings plans for its business, (viii) the Company's ability to improve the gain on sale of loans, (ix) the effect of proposed legislation and regulations that could restrict the Company's business, (x) the Company's ability to improve its cash flow and maintain adequate liquidity, (xi) the Company's ability to reduce the percentage of loans sold at a discount, (xii) the Company's ability to negotiate a termination of its facility with PaineWebber Real Estate Securities, Inc., (xiii) the realized cash flows from the Company's residuals, (xiv) the outcome of the Company's litigation matters, and (xv) the other risks identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, its Registration Statement on Form S-2 as filed on October 10, 2001 and its other filings with the Securities and Exchange Commission.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	December 31, 2000	September 30, 2001
ASSETS:
Cash and cash equivalents	$10,283	$38,815
Loans receivable held for sale, net (notes 2 and 5)	400,089	810,218
Residual interests in securitizations (notes 3 and 5)	361,646	319,324
Mortgage servicing assets (note 4)	22,945	497
Accrued interest receivable	1,588	2,362
Office property and equipment	3,171	13,198
Prepaid expenses and other assets	37,439	13,957

TOTAL ASSETS	$837,161	$1,198,371

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (notes 2 and 5)	$404,446	$799,894
Residual financing	176,806	99,899
Subordinated debt	40,000	40,000
Notes payable	24,340	10,207
Income taxes payable	7,498	17,618
Accounts payable and accrued liabilities	24,040	35,174
Deferred income taxes	7,882	7,882

Total liabilities	685,012	1,010,674
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares; 40,000 shares issued and outstanding; liquidation preference $40,000	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 14,852,931 shares at December 31, 2000 and 16,720,864 shares at September 30, 2001	149	167
Additional paid-in capital	90,579	105,325
Retained earnings, restricted	61,426	84,007

	152,154	189,499
Deferred compensation costs	(5)	(1,802)

Total stockholders' equity	152,149	187,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$837,161	$1,198,371

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	2001	2000	2001
Revenues:
Gain on sale of loans	$41,470	$120,076	$20,265	$61,397
Interest income	51,551	42,707	15,339	19,732
Servicing income	23,209	10,314	7,654	810
Residual interest income	36,173	27,665	13,368	6,981
Other income	1,104	1,038	564	131

Total revenues	153,507	201,800	57,190	89,051

Expenses:
Personnel	40,145	61,577	11,830	24,569
Interest	54,040	43,285	18,562	14,223
General and administrative	38,735	39,885	14,575	15,085
Advertising and promotion	10,089	8,198	2,682	3,040
Professional services	4,135	5,722	1,235	3,165

Total expenses	147,144	158,667	48,884	60,082

Earnings before income taxes	6,363	43,133	8,306	28,969
Income taxes	2,956	18,378	3,569	12,255

Net earnings	$3,407	$24,755	$4,737	$16,714
Dividends paid on preferred stock	(2,175)	(2,175)	(725)	(725)

Net earnings available to common stockholders	$1,232	$22,580	$4,012	$15,989

Basic earnings per share (note 6)	$0.08	$1.47	$0.27	$0.99

Diluted earnings per share (note 6)	$0.08	$1.24	$0.24	$0.81

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2000 and 2001
(In thousands)
(Unaudited)

	2000	2001
Cash flows from operating activities:
Net earnings	$3,407	$24,755
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,795	4,443
NIR gains	(54,035)	(15,894)
Initial deposits to over-collateralization accounts	(23,927)	(6,738)
Deposits to over-collateralization accounts	(61,110)	(63,418)
Release of cash from over-collateralization accounts	48,687	51,013
Servicing gains	(5,900)	(4,938)
Amortization (accretion) of NIRs	19,804	29,258
Market value adjustment of residual securities	21,197	—
Provision for losses	13,226	8,004
Loans originated or acquired for sale	(3,115,587)	(4,230,236)
Loan sales, net	3,106,267	3,805,742
Principal payments on loans receivable held for sale	25,487	15,127
Increase (decrease) in warehouse and aggregation lines of credit	(7,157)	395,448
Net change in other assets and liabilities	(22,759)	32,883

Net cash provided by (used in) operating activities	(44,605)	45,449

Cash flows from investing activities:
Purchase of office property and equipment	(1,025)	(2,284)
Stock issued in connection with acquisition of Primewest	(43)	—
Sale of residual interests in securitization	8,679	22,204
Sale of mortgage servicing rights	—	24,748

Net cash provided by investing activities	7,611	44,668
Cash flows from financing activities:
Net proceeds from (repayments of) residual financing	10,579	(51,010)
Proceeds from issuance of subordinated debt	17,500	—
Proceeds from (net repayments of) notes payable	8,659	(23,511)
Payment of dividends on convertible preferred stock	(2,175)	(2,175)
Net proceeds from issuance of stock/purchase of treasury stock	297	15,111

Net cash provided by (used in) financing activities	34,860	(61,585)

Net increase (decrease) in cash and cash equivalents	(2,134)	28,532
Cash and cash equivalents, beginning of period	4,496	10,283

Cash and cash equivalents, end of period	$2,362	$38,815

Supplemental cash flow disclosure:
Interest paid	$55,016	$43,095
Income taxes paid	$5,440	$8,258
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	$43	$125
Restricted stock issued	$—	$2,159
Cancellation of warrants	$—	$2,631
Net assets acquired through acquisition of subsidiary	$553	$—
Acquisition of fixed assets through capital leases	$—	$9,378

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and 2001

1.
Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    Recent accounting developments—In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Securities and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign currency-denominated forecasted transaction.

    Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement was effective for the Company on January 1, 2001.

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

    In July 2001, FASB issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Intangible Assets." SFAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective for the Company beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. As of September 30, 2001, the Company had goodwill of $3.3 million. Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard is not expected to be material to the consolidated balance sheet or results of operations.

    In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

    In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

    The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

    Residual interests in securitizations—Residual interests in securitizations (Residuals) are recorded as a result of the sale of loans through securitizations and the sale of residual interests in securitizations through what are sometimes referred to as net interest margin securities (NIMS).

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

    At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the residual interest in the securitized loans (Residuals), which consist of (a) the OC Account and (b) the net interest receivable (NIR) and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows to be received by the Company in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

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

    The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate (i) the future rates of prepayments and prepayment penalties to be received by the Company, (ii) delinquencies, defaults and default loss severity, and (iii) one-month and six-month LIBOR rates on which some of the mortgage loans and certificate interest rates are based, as each of these factors affects the amount and timing of the estimated cash flows. As of September 30, 2001, the ranges of significant assumptions used to determine the present value of estimated future cash flows from the Residuals were:

	Adjustable-Rate	Fixed-Rate
Cumulative pool losses	2.17% to 3.84%	2.69% to 4.44%
Weighted average life	2.07 to 3.46 years	4.19 to 4.45 years

    Cumulative pool losses represent the total actual plus expected losses, divided by the original pool balance. The variations between the low and the high end of the range for losses and weighted average lives are the result of different assumptions used for each security. These assumptions are affected by such factors as the age of the security, the product mix in the collateral pool, the existence of mortgage insurance coverage, prepayment penalty coverage, and various other factors. These estimates are based on historical loss data for comparable loans and the specific characteristics of the loans originated by the Company. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods).

    Historically, the Company performs a quarterly evaluation of its Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. As of September 30, 2001 and 2000, the Company determined that the carrying value of the Residuals was at fair value.

    The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

2.
Loans Receivable Held for Sale, Net

    A summary of loans receivable held for sale, at the lower of cost or market at December 31, 2000 and September 30, 2001 follows (dollars in thousands):

	December 31, 2000	September 30, 2001
Mortgage loans receivable	$401,139	$810,218
Net deferred origination fees	(1,050)	—

	$400,089	$810,218

3.
Residual Interests in Securitizations

    Residual interests in securitizations consist of the following components at December 31, 2000 and September 30, 2001 (dollars in thousands):

	December 31, 2000	September 30, 2001
Over-collateralization account	$242,636	$210,518
Net interest receivable (NIR)	119,010	108,806

	$361,646	$319,324

    The following table summarizes activity in the NIR amounts for the nine months ended September 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$185,144	$119,010
NIR gains	54,035	15,894
Sales of NIR through NIMS/call transactions	(8,679)	3,160
Charge-offs of NIR	(5,000)	—
Fair value adjustment	(21,197)	—
NIR accretion (amortization)	(19,804)	(29,258)

Balance, end of period	$184,499	$108,806

    The call transactions in 2001 represent (i) the effect of the January 2001 exercise of the call option for the Company's 1998-NC5 securitization transaction; and (ii) the effect of the June 2001 clean-up call on the Company's first three securitization transactions, NC97-1, NC97-2 and NC97-3.

    The following table summarizes activity in the OC accounts for the nine months ended September 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$184,545	$242,636
Initial deposits to OC accounts	23,927	6,738
Call transactions	—	(51,261)
Additional deposits to OC accounts	61,110	63,418
Release of cash from OC accounts	(48,687)	(51,013)

Balance, end of period	$220,895	$210,518

    The following table summarizes activity in the allowance for NIR losses for the nine months ended September 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$5,000	$—
Charge-offs of NIR	(5,000)	—

Balance, end of period	$—	$—

4.
Mortgage Servicing Assets

    Mortgage servicing assets represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 2000 and 2001 (dollars in thousands):

	2000	2001
Balance, beginning of period	$22,145	$22,945
Additions	5,900	4,938
Sales of servicing rights	—	(25,748)
Amortization	(4,575)	(1,638)

Balance, end of period	$23,470	$497

    The table below summarizes activity in the Company's mortgage loan servicing portfolio for the nine months ended September 30, 2000 and 2001 (dollars in millions):

	2000	2001
Balance, beginning of period	$5,950	$6,080
Loans funded	3,118	4,226
Bulk sale of servicing rights	—	(6,393)
Payoffs/servicing-released sales	(2,988)	(3,818)

Balance, end of period	$6,080	$95

    During the nine months ended September 30, 2001, the Company sold servicing rights in several separate transactions. In the first quarter, the Company sold servicing rights to $4.8 billion in loans. Subsequently, in the second and third quarters, the Company continued to sell servicing rights periodically. The Company has engaged a sub-servicer to service its loans receivable held for sale, as well as any loans that it sells servicing-retained.

5.
Warehouse and Aggregation Lines of Credit

    Warehouse and aggregation lines of credit consist of the following at December 31, 2000 and September 30, 2001 (dollars in thousands):

	December 31, 2000	September 30, 2001
A $300 million line of credit expiring in May 2002 secured by loans receivable held for sale, bearing interest at one month LIBOR plus 1.625% (2.63% at September 30, 2001)	$201,705	$166,856
A $200 million line of credit expiring in July 2002 secured by loans receivable held for sale, bearing interest at one month LIBOR plus a range of 0.95% to 1.25% (2.63% at September 30, 2001)	$—	$181,564
A $500 million master repurchase agreement bearing interest at one month LIBOR plus 1.25% (2.63% at September 30, 2001), secured by loans receivable held for sale. The agreement may be terminated by the lender after giving 28 days written notice and expires in December 2001	167,522	215,229
A $400 million loan and security agreement bearing interest at one-month LIBOR plus 1.05% (2.63% at September 30, 2001), secured by loans receivable held for sale, expiring in November 2001	29,071	234,998
A $300 million loan and security agreement, secured by loans receivable held for sale, cancelled in February 2001 by the Company	639	—
A $25 million master loan and security agreement bearing interest at one month LIBOR plus 2.0% (2.63% at September 30, 2001), secured by delinquent loans and REO properties, expiring in December 2001	3,952	1,247
A $300 million loan and security agreement, secured by loans receivable held for sale, which the Company expects to terminate	1,557	—

	$404,446	$799,894

    The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At September 30, 2001, the Company was in compliance with all material financial and other covenants in its warehouse and aggregation facilities.

6.
Earnings per Share

    The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	2001	2000	2001
Basic:
Net earnings	$3,407	$24,755	$4,737	$16,714
Less: dividends declared on preferred stock	(2,175)	(2,175)	(725)	(725)

Earnings available to common stockholders	1,232	22,580	4,012	15,989

Weighted average common shares outstanding	14,704	15,359	14,747	16,123

Earnings per share	$0.08	$1.47	$0.27	$0.99

Diluted:
Net earnings, as adjusted	$1,232	$24,755	$4,737	$16,714

Weighted average number of common and common equivalent shares outstanding	14,704	15,359	14,747	16,123
Dilutive effect of convertible preferred stock, stock options and warrants	—	4,530	4,765	4,586

	14,704	19,889	19,512	20,709

Earnings per share	$0.08	$1.24	$0.24	$0.81

    For the nine months ended September 30, 2001, 1,584,550 stock options and 50,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the nine months ended September 30, 2000, 992,109 stock options, 50,000 warrants and 40,000 shares of convertible preferred stock (convertible into 4,124,400 shares of common stock) were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the three months ended September 30, 2001, 836,054 stock options and 50,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the three months ended September 30, 2000, 400,850 stock options are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    We are a leading nationwide specialty mortgage banking company that originates, purchases and sells residential mortgage loans secured primarily by first mortgages on single family residences. Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through our wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of our wholly owned subsidiary, New Century Mortgage Corporation, as well as its subsidiary, Worth Funding. We do not purchase bulk loans. Retail originations are made through New Century Mortgage Corporation's network of branch offices, through its Central Retail Division and through our anyloan.com website. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

    As of September 30, 2001, our Wholesale Division operated through five regional operating centers and 31 additional sales offices. The Wholesale Division and our Worth Funding subsidiary originated or purchased $3.4 billion in loans during the nine months ended September 30, 2001. As of September 30, 2001, our Retail Branch Operations Division operated through 64 sales offices. Retail originations totaled $821.4 million in loans during the nine months ended September 30, 2001.

Loan Sales and Securitizations

    One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization, we recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin security, or NIM, transaction concurrent with or shortly after a securitization allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

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

    In 2000, we were unable to obtain the same level of residual financing previously available to us. As a result, and in order to manage cash flows, we transitioned from securitizing the majority of our loans to selling the majority of production for cash in whole loan sales.

    Recent market changes have allowed us to sell loans through securitization on a cash-flow positive basis through the concurrent use of a NIM transaction. During the second and third quarters of 2001, we completed securitizations of fixed- and adjustable-rate mortgage loans underwritten by Salomon Smith Barney, Inc. Following each securitization, we issued a NIM security. The net cash proceeds from the transactions yielded cash proceeds in an amount comparable to whole loan sales. In addition to the cash proceeds, in both the second and third quarter, we retained a relatively small residual interest that we recorded at its estimated fair value of 0.97% of the securitized collateral for the second quarter and 0.66% for the third quarter.

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

    Management reviews on a quarterly basis the underlying assumptions used to value each residual interest and adjusts the carrying value of the securities based on actual experience and trends in the industry. To determine the residual asset value, cash flow is projected for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. Each security is updated to reflect actual performance to date, and the base assumption for CPR and loss is then used to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, adjustments are made. The London Interbank Offer Rate, or LIBOR, forward curve is then used to project future interest rates and finalize cash flow projections for each security. The projected cash flows are then discounted at 13% for residuals and a range of 15% to 20% for residuals through NIM transactions.

    During the quarter ended September 30, 2001, based on recent historical experience, certain assumptions were adjusted slightly; however, the favorable interest rate environment and the current LIBOR forward curve resulted in no adjustment to the carrying value of the residuals at September 30, 2001.

Loan Sales and Securitization Totals

    The following table sets forth loan sales and securitizations for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	2001	2000	2001
Whole loan sales	$2,076,790	$2,907,498	$756,329	$1,068,082
Securitizations	1,029,477	898,244	385,023	518,002

	$3,106,267	$3,805,742	$1,141,352	$1,586,084

Discounted Loan Sales

    During the nine months ended September 30, 2001, we sold approximately $207.9 million in loans at a discount to their outstanding principal balance. The majority of these loans were originated prior to December 31, 2000. These loans consisted of delinquent loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics. The weighted-average gain on sale on the loans we sold at a premium during this period was 104.01%. After taking into account discounted loan sales, the net gain on sale was reduced to 102.97%. As a result of the high volume of discounted loan sales, the unsold aged inventory of loans held for sale decreased to $11.8 million as of September 30, 2001 from $78.6 million as of December 31, 2000.

Results of Operations

    The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2000	2001	2000	2001
Revenues:
Gain on sale of loans	27.0%	59.5%	35.4%	69.0%
Interest income	33.6	21.2	26.8	22.2
Servicing income	15.1	5.1	13.4	0.9
Residual income	23.6	13.7	23.4	7.8
Other income	0.7	0.5	1.0	0.1

Total revenues	100.0	100.0	100.0	100.0
Total expenses	95.9	78.6	85.5	67.5

Earnings before income taxes	4.1	21.4	14.5	32.5
Income taxes	1.9	9.1	6.2	13.7

Net earnings	2.2%	12.3%	8.3%	18.8%

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 2001

Originations and Purchases

    We originated and purchased $4.2 billion in loans for the nine months ended September 30, 2001, compared to $3.1 billion for the nine months ended September 30, 2000, an increase of 35.6%. Wholesale loan originations and purchases were $3.4 billion, or 80.6%, of total originations and purchases for the nine months ended September 30, 2001. Retail loan originations and purchases were

$821.4 million, or 19.4%, of total originations and purchases for the nine months ended September 30, 2001. For the same period in 2000, wholesale and retail originations and purchases totaled $2.3 billion, or 72.8%, and $848.3 million, or 27.2%, respectively, of total originations and purchases.

Loan Sales and Securitizations

    Whole loan sales increased to $2.9 billion for the nine months ended September 30, 2001, from $2.1 billion for the corresponding period in 2000, an increase of 40.0%. This increase is the result of higher production volume in 2001, as well as an increase in the percentage of whole loan sales versus securitizations. Loans sold through whole loan sales represented 76.4% of total loan sales in the nine months ended September 30, 2001, compared to 66.9% for the corresponding period in 2000. Securitizations decreased to $898.2 million for the nine months ended September 30, 2001, from $1.0 billion for the comparable period in 2000, a decrease of 12.7%.

Revenues

    Total revenues for the nine months ended September 30, 2001 increased by 31.5% to $201.8 million, from $153.5 million for the nine months ended September 30, 2000. This increase was primarily due to significantly higher gain on sale of loans in 2001. The increase in gain on sale of loans was the result of higher loan sale volume, improved whole loan prices and a $21.2 million fair value adjustment to residual interests in 2000, which reduced gain on sale of loans during this period. The increase in gain on sale of loans was partially offset by a 55.6% decrease in servicing income for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease was a result of the sale of our mortgage servicing portfolio in early 2001.

    Gain on Sale.  The components of the gain on sale of loans are illustrated in the following table:

	For the Nine Months Ended September 30,
	2000	2001
	(dollars in thousands)
Gain from whole loan sale transactions	$50,590	$94,656
Gain from securitization of loans	56,097	48,296
Non-cash gain from servicing asset	5,873	4,938
Cash gain on sale of servicing rights	—	4,572
Securitization expenses	(4,590)	(3,820)
Accrued interest	(7,201)	(4,455)
Provision for losses	(13,226)	(8,004)
Fair value adjustment of residual securities	(21,197)	—
Non-refundable loan fees(1)	46,773	47,298
Premiums paid(2)	(21,349)	(19,370)
Origination costs	(50,300)	(41,700)
Hedging losses	—	(2,335)

Gain on sales of loans	$41,470	$120,076

(1)
Non-refundable loan fees represent points and fees collected from borrowers.

(2)
Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

    Interest Income.  Interest income decreased by 17.2% to $42.7 million for the nine months ended September 30, 2001, compared to $51.6 million for the same period in 2000, primarily due to a decrease in the average inventory of loans receivable held for sale that resulted from our closing of loan sale transactions throughout the nine-month period in 2001, compared to sales predominantly at the end of each quarter in 2000.

    Servicing Income.  Servicing income decreased by 55.6% to $10.3 million for the nine months ended September 30, 2001, from $23.2 million for the nine months ended September 30, 2000. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001, as well as periodic sales of servicing rights to Ocwen since March 2001.

    Residual Interest Income.  Residual interest income decreased to $27.7 million for the nine months ended September 30, 2001 from $36.2 million for the corresponding period in 2000, a decrease of 23.5%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Expenses

    Operating expenses increased to $158.7 million for the nine months ended September 30, 2001 from $147.1 million for the comparable period in 2000, an increase of 7.8%. Personnel expenses increased to $61.6 million for the nine months ended September 30, 2001 from $40.1 million for the same period in 2000 as a result of higher loan origination and purchase volume. In addition, the portion of personnel expense that is directly related to the loan origination and purchase process and therefore reported as a reduction in gain on sale of loans decreased to $41.7 million for the nine months ended September 30, 2001 from $50.3 million for the comparable period in 2000. Consequently, a higher portion of personnel expense was included in operating expenses. Interest expense decreased to $43.3 million for the nine months ended September 30, 2001, from $54.0 million for the same period in 2000, primarily due to a decrease in the average warehouse and aggregation borrowings secured by the inventory of loans receivable held for sale that resulted from closing loan sale transactions throughout the period in 2001, compared to sales predominantly at quarter-end in 2000.

Income Taxes

    Income taxes increased to $18.4 million for the nine months ended September 30, 2001 from $3.0 million for the comparable period in 2000. This increase resulted from an increase in pretax income, partially offset by a decrease in the effective tax rate to 42.6% for the nine months ended September 30, 2001, from 46.5% for the comparable period in 2000. The effective tax rate is affected by goodwill amortization, which is not deductible for tax purposes. After adjusting for this difference, the effective tax rate for both periods was the same.

Residual Interests

    Residual interests in securitizations decreased to $319.3 million at September 30, 2001, from $405.4 at September 30, 2000, a decrease of 21.2%. This decrease resulted from the $45.9 million write-down of residual interests in December 2000, and the call of security 1998-NC5 in January 2001.

    During the quarter ended September 30, 2001, based on recent historical experience, certain assumptions were adjusted slightly; however, the favorable interest rate environment and the current LIBOR forward curve resulted in no adjustment to the carrying value of the residuals at September 30, 2001.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 2001

Originations and Purchases

    We originated and purchased $1.8 billion in loans for the three months ended September 30, 2001, compared to $1.1 billion for the three months ended September 30, 2000, an increase of 72.8%.

Wholesale loan originations and purchases were $1.5 billion, or 82.3%, of total originations and purchases for the three months ended September 30, 2001. Retail loan originations and purchases were $322.1 million, or 17.7%, of total originations and purchases for the three-month period. For the same period in 2000, Wholesale and Retail originations and purchases totaled $766.7 million, or 73.0% and $284.1 million, or 27.0%, respectively, of total originations and purchases.

Loan Sales and Securitizations

    Whole loan sales increased to $1.1 billion for the three months ended September 30, 2001, from $756.3 million for the corresponding period in 2000, an increase of 41.2%. This increase is the result of increased total loan sales during the quarter ended September 30, 2001, as a result of higher loan originations and purchases in 2001. Securitizations increased to $518.0 million for the three months ended September 30, 2001, compared to $385.0 million for the comparable period in 2000, an increase of 34.5%.

Revenues

    Total revenues for the three months ended September 30, 2001 increased by 55.7% to $89.1 million, from $57.2 million for the three months ended September 30, 2000. This increase was primarily due to significantly higher gain on sale of loans in the third quarter of 2001, which resulted from a 39.0% increase in whole loan sales and securitizations, as well as an increase in the average premium received on whole loan sales.

    Gain on sale.  The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended September 30,
	2000	2001
Gain from whole loan sale transactions	$17,454	$47,025
Gain from securitizations	20,981	29,193
Non-cash gain from servicing asset	2,735	—
Cash gain on sale of servicing rights	—	2,599
Securitization expenses	(1,540)	(2,311)
Accrued interest	(3,397)	(3,710)
Provision for losses	(7,376)	(2,563)
Non-refundable loan fees	16,804	18,590
Premiums paid	(6,596)	(9,101)
Origination costs	(18,800)	(16,600)
Hedging losses	—	(1,725)

Gain on sale of loans	$20,265	$61,397

    Interest Income.  Interest income increased by 28.6% to $19.7 million for the three months ended September 30, 2001, from $15.3 million for the same period in 2000. The increase in interest income resulted primarily from holding loans receivable longer pending their sale in whole loan sales and securitizations, as well as the increase in the volume of loan originations and purchases in 2001.

    Servicing Income.  Servicing income decreased by 89.4% to $810,000 for the three months ended September 30, 2001, from $7.7 million for the three months ended September 30, 2000. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB as of March 1, 2001.

    Residual Interest Income.  Residual interest income represents income earned on the Company's portfolio of residual interests in securitizations. Residual interest income decreased by 47.8%, to $7.0 million for the quarter ended September 30, 2001, from $13.4 million for the corresponding period in 2000, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Expenses

    Total expenses increased by 22.9% to $60.1 million for the three months ended September 30, 2001, from $48.9 million for the three months ended September 30, 2000. While interest expense decreased by 23.4% due to a substantial decrease in interest rates paid on the various financing facilities, all other expense categories increased in 2001. Personnel expense increased by 107.7% to $24.6 million for the third quarter of 2001, from $11.8 million for the third quarter of 2000. This increase resulted from higher loan origination and purchase volume. In addition, the amount of personnel expense that is directly related to the loan origination and purchase process and reported as a reduction in gain on sale of loans decreased to $16.6 million for the three months ended September 30, 2001 from $18.8 million for the comparable period in 2000.

Income Taxes

    Income taxes increased to $12.3 million for the three months ended September 30, 2001 from $3.6 million for the comparable period in 2000. This increase resulted from an increase in pretax income, partially offset by a slight decrease in the effective tax rate. The effective tax rate is affected by goodwill amortization, which is not deductible for tax purposes. After adjusting for this difference, the effective tax rate for both periods was the same.

Liquidity and Capital Resources

    We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to hold those loans until we have aggregated a pool that we sell through securitization or whole loan sales.

    We use our syndicated warehouse line of credit led by U.S. Bank National Association, as well as the warehouse and aggregation facility with CDC Mortgage Capital, to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities. We then sell through securitization or whole loan sales the loans within two or three months and pay down the aggregation facilities with the proceeds.

    In prior periods, when we securitized loans, we generally needed financing secured by the residual interests that we received in the transaction. The investment bank that underwrote the securitization typically provided this financing. During the second and third quarters of 2001, as a result of NIM transactions in connection with our securitizations, we realized net cash proceeds in an amount similar to whole loan sales. Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

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

    The U.S. Bank Warehouse Credit Agreement.  We have a $300.0 million syndicated warehouse line of credit led by U.S. Bank National Association that expires in May 2002 and bears interest at a rate equal to the one month LIBOR plus 1.625%. Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. At September 30, 2001, the balance outstanding under the warehouse line of credit was $166.9 million.

    The warehouse line is contingent upon having a committed "take-out"—generally a committed aggregation facility or a forward sale commitment—for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) 99% of the unpaid principal balance of the loan and (ii) the take-out commitment level minus two percent.

    CDC Warehouse and Aggregation Facility.  In July 2001, we entered into a $200 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in July 2002 and bears interest at rates ranging from 0.95% to 1.25% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance. We began using this facility in tandem with the U.S. Bank warehouse line of credit in July 2001. At September 30, 2001, the balance outstanding under the CDC warehouse line was $181.6 million.

    Salomon Aggregation Facility.  As of September 30, 2001, we had a $500 million aggregation facility with Salomon Smith Barney, which bears interest at a rate generally equal to the one month LIBOR plus 1.25%. This facility expires in December 2001, but can be terminated by Salomon upon 28 days written notice. As of September 30, 2001, the outstanding balance on the facility was $215.2 million.

    Salomon Loan Agreement for Delinquent and Problem Loans.  We also have a $25.0 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. This facility also expires in December 2001 and bears interest at a rate equal to the one-month LIBOR plus 2.00%. As of September 30, 2001, the outstanding balance on this facility was $1.2 million.

    Morgan Stanley Aggregation Facility.  We also have a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. It expires in December 2001 and bears interest at a rate generally equal to the one-month LIBOR plus 1.05%. As of September 30, 2001, the balance outstanding under this facility was $235.0 million.

    PaineWebber Aggregation and Residual Financing Facility.  In addition, we have a $300 million uncommitted aggregation and residual financing facility with PaineWebber Real Estate Securities. We expect to terminate this facility in the fourth quarter, as the outstanding residual financing balance was fully repaid in September 2001.

    Residual Financing Arrangements.  During 2001, we had residual financing arrangements with Salomon, Greenwich Capital Markets, PaineWebber, and Countrywide Warehouse Lending, whereby each lender provides financing secured by our residual interests in securitizations as well as our residual interests from NIM transactions. In the third quarter of 2001, we fully repaid the Greenwich, PaineWebber and Countrywide facilities. The Salomon facility is structured as a repurchase arrangement and does not have a specified limit. All cash flows from the financed residuals are directed to pay down the facility. Based upon current projections, we expect these cash flows to be adequate to cover the minimum monthly and quarterly pay-down obligations. If there is a shortfall, we will be required to make up the difference using our general working capital. As of September 30, 2001, the outstanding balance under the Salomon facility was $99.9 million. We expect the facility to be repaid prior to its maturity in December 2002. The Salomon facility bears interest at a rate of 1.75% above the one-month LIBOR.

Other Borrowings

    During 1999 and 2000, U.S. Bancorp provided us with a total of $40 million in subordinated debt secured by a second lien on our Warehouse Agreement collateral as well as subordinate interests in our residuals. This debt bears interest at a rate of 12% per year and expires in December 2003.

    We have a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed rate established at the time of each advance for a term of three years. We also have various lease transactions that meet the criteria to be recorded as capital leases. As of September 30, 2001, the balance outstanding under the combined capital leases was $10.2 million and the weighted-average interest rate was 9.1%.

Residual Cash Flows

    We expect to have repaid all residual financing by the end of 2002, with the majority of the funds for repayment coming from the residual cash flows themselves. Once the residual financing is repaid, we anticipate that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

Private Placement

    In July 2001, we raised gross proceeds of approximately $15 million through a private placement of 1,442,308 shares of our common stock at $10.40 per share. Friedman, Billings, Ramsey & Co., Inc. served as placement agent for this transaction. Net proceeds to us totaled approximately $14.15 million. In connection with this transaction, we registered for resale the shares sold in the private placement, effective as of August 20, 2001, and agreed to maintain the effectiveness of the registration for up to two years, subject to customary exceptions.

Secondary Public Offering

    Early in the fourth quarter of 2001, we raised gross proceeds of approximately $41 million through a secondary public offering of our common stock at a price of $11.00 per share with Friedman, Billings, Ramsey & Co., Inc. as lead underwriter and Jefferies and Company, Inc. and Advest, Inc. as co-underwriters. We received net proceeds of approximately $38 million in October 2001.

Cash Flow

    For the nine months ended September 30, 2001, cash flow from operations provided approximately $45.4 million in cash. Positive cash flow from operations resulted primarily from improved execution of our secondary marketing strategy. One of our objectives in our business plan for 2001 was to achieve cash flow positive operations. To that end, we have focused on a loan sale strategy that emphasizes maximization of cash flow and a cost reduction strategy to improve both cash flow and profit margins. We have made significant progress during the first nine months of the year relative to both maximizing cash flow from loan sales and reducing operating expenses.

    Our loan origination and purchase programs still require significant cash investments, including the funding of (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility, (iv) principal and interest payments on residual financing in excess of cash flows we have received from residuals, and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. Our sources of operating cash flow include (i) the premium advance component of the aggregation facilities, (ii) premiums obtained in whole loan sales and securitizations, (iii) mortgage origination income and fees, and (iv) interest income on loans held for sale.

    During the first nine months of 2001, we generated additional cash from investing activities as a result of two non-recurring transactions. First, we received cash in connection with the call of the 1998-NC5 securitization in January 2001. The proceeds we received as holder of residual securities in this transaction totaled $32.4 million, $25.9 million of which was used to pay down residual financing on this security, $0.7 million covered disposition expenses, and $5.8 million increased our cash and liquidity.

    In addition, in March 2001, we received approximately $36.9 million in cash from the sale of servicing rights and servicing advance receivables to Ocwen, $32.9 million of which was used to pay down short-term borrowing and $4.0 million increased our cash and liquidity.

    In July 2001, we received $14.1 million through the sale of our common stock in a private placement transaction.

Liquidity Strategy for 2001

    We took steps early in 2001 to improve our liquidity and cash flow. The Ocwen transaction allowed us to pay down approximately $32.9 million in debt and also receive approximately $4.0 million in cash. Moreover, as a result of the Ocwen transaction, we are no longer obligated to make servicing advances on our securitized loans. At the same time, however, our sale to Ocwen reduced servicing cash flows by approximately $3.5 million per quarter in the subsequent quarters. Upon completion of the transfer of servicing to Ocwen, we discontinued our loan servicing operations.

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

    We have also raised over $52 million in capital through two separate transactions. Subject to the various uncertainties described above, and assuming we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

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

    The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of December 31, 2000 and September 30, 2001:

	Change In Fair Value As of:
	December 31, 2000	September 30, 2001
Increase of 100 basis points	(6.4)%	(6.0)%
Increase of 50 basis points	(3.0)%	(3.2)%
Decrease of 50 basis points	5.9%	3.5%
Decrease of 100 basis points	8.3%	7.3%

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

    Matthews, et al.  In October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors, on behalf of themselves and other consumers located in the State of Ohio whose credit transaction was brokered by Equibanc and Central Mortgage. We were not named in the original complaint. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys' fees and costs. We filed a motion to dismiss this complaint in December 2000. Plaintiffs filed their Second Amended Complaint in May 2001. We filed a second motion to dismiss all claims in late August 2001. Plaintiffs filed a motion to strike the class allegations on October 2, 2001.

    Fairbanks.  In May 2001, Fairbanks Capital initiated arbitration against New Century Mortgage Corporation for breach of contract, breach of implied covenant of good faith, fraud and negligent misrepresentation stemming from our decision to sell our servicing rights to Ocwen Federal Bank FSB instead of closing a sub-servicing arrangement that we had negotiated with Fairbanks and was scheduled to close. Fairbanks is seeking damages of approximately $3.9 million. We paid Fairbanks the $750,000 break-up fee that our agreement with Fairbanks specified, and believe we owe no more. The arbitration hearing took place in September, post-hearing briefs were filed and we are awaiting a ruling.

    Grimes.  In June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. We filed our answer in July 2001. We believe the allegations lack merit, and intend to defend ourselves vigorously.

    Perry.  In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. We filed our answer in September 2001. We believe the allegations lack merit, and we intend to defend ourselves vigorously.

    Smith.  In August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. We filed an answer in September 2001 and intend to defend the action vigorously.

    Lopez.  In August 2001, Miguel and Josephina Lopez filed a class action complaint against New Century Mortgage Corporation and Robert Hardman dba Primera Mortgage in Illinois state court. The complaint alleged that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. Plaintiffs filed a motion to dismiss the class action allegations and to dismiss the case. This motion was granted in late September and the case has been dismissed.

    We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.  Change in Securities and Use of Proceeds

    On July 25, 2001 we raised gross proceeds of approximately $15 million thorough a private placement of 1,442,308 shares of our common stock to 23 investors at a price of $10.40 per share. The per share price of $10.40 represented an approximately 6% discount to the average closing price of our common stock for the 5-day period ending on the transaction's July 12th pricing date. Friedman, Billings, Ramsey & Co, Inc. served as placement agent for this transaction and received a fee of approximately $851,000, or 59 cents per share. Net proceeds to us totaled approximately $14.15 million.

    The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder. In connection with this transaction, we registered for resale the shares sold in the private placement on a Form S-3 (registration number 333-66694), effective as of August 20, 2001, and agreed to maintain the effectiveness of the registration for up to two years, subject to customary exceptions.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  (a)  Exhibits required by Item 601 of Regulation S-K

    See "Exhibit Index."

              (b)  Reports on Form 8-K

    On August 30, 2001, we filed a report on Form 8-K regarding two newly filed class action lawsuits.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION
DATE: November 14, 2001	By:	/s/ BRAD A. MORRICE Brad A. Morrice President
DATE: November 14, 2001	By:	/s/ EDWARD F. GOTSCHALL Edward F. Gotschall Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*3.1	First Amended and Restated Certificate of Incorporation of the Company
**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock
***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock
*3.4	First Amended and Restated Bylaws of the Company
****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock
*4.1	Specimen Stock Certificate
*****4.2	Specimen Series 1998A Convertible Preferred Stock Certificate
***4.3	Specimen Series 1999A Convertible Preferred Stock Certificate
10.1	Letter Agreement dated September 7, 2001 between New Century Mortgage Corporation and Ocwen Federal Bank FSB.
10.2	Amendment No. 6 to Master Loan and Security Agreement dated as of October 29, 2001 by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.

*	Incorporated by reference from the Company's Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.
**	Incorporated by reference from the Company's Form 8-K as filed with the SEC on December 8, 1998.
***	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
****	Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.
*****	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

QuickLinks

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2001 INDEX
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