Form 10-K
period 2001-12-31
NEW CENTURY FINANCIAL CORP
filed 2002-02-25
CIK 1036075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-22633

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	33-0683629 (I. R. S. Employer Identification Number)

18400 Von Karman, Suite 1000, Irvine, California (Address of principal executive offices)	92612 (Zip Code)

Registrant’s telephone number, including area code: (949) 440-7030

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 14, 2002 was approximately $126 million based on the closing sales price for the Common Stock on such date of $14.14 as reported on the Nasdaq National Market.

As of February 14, 2002, the Registrant had 20,635,981 shares of Common Stock outstanding.

PART III incorporates information by reference from the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001.

PART I

Item 1.     Business

General

We are a leading nationwide specialty mortgage banking company that originates, purchases and sells residential mortgage loans secured primarily by first mortgages on single-family residences. We offer mortgage products that focus on borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). We have been originating and purchasing these types of loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher risks associated with this segment of the mortgage industry.

Our borrowers generally have considerable equity in the properties securing their loans, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional methods, and who prefer the prompt and personalized service we provide.

We originate and purchase approximately 80% of our loans through our wholesale network of 9,900 independent mortgage brokers, and the remainder through our retail network of 65 branch offices located in 25 states, our central retail unit and through our anyloan.com website. Although a significant percentage of our loans are originated in California, we are authorized to do business in all 50 states and regularly originate and purchase loans throughout the country. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of our subsidiary, New Century Mortgage Corporation, as well as its subsidiary, Worth Funding. Retail originations occur through our network of branch offices, through our Central Retail Division and through our subsidiary, The Anyloan Company’s strategic alliances with mortgage companies and other financial institutions.

Historically, our loan sales strategy focused on a balanced combination of securitizations and whole loan sales in order to achieve our goal of enhancing profits while managing cash flows. However, our previous securitizations required us to make significant investments of cash at the time of securitization, and were not expected to generate significant cash flow to us for an extended period. In fiscal 2000, we changed our loan sales strategy to selling our loans in a way so as to optimize cash revenue and improve liquidity. To effect this strategy, we sold loans through whole loan sale transactions and cash flow-positive securitizations. Whole loan sale transactions enable us to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests. Recent changes in market conditions have also allowed us to generate cash revenues from securitizations. In our 2001 securitizations, we employed a structure that allowed us to receive initial cash proceeds similar to those received through whole loan sales completed during this same period. For our 2001 sales transactions, 84.0% were whole loan sales while the remainder were cash flow-positive securitizations. We expect to continue to employ a combination of whole loan sales and cash flow-positive securitizations in order to maximize our operating flexibility and to maintain multiple loan sales channels.

Recent Operational Highlights

We have implemented several strategic initiatives that have reduced our risk profile and significantly improved our operating performance and financial results. These initiatives allowed us to achieve our goal of positive cash flow from operations for 2001. These key initiatives include:

•
Transition to Cash Flow-Positive Loan Sales Strategy.    As part of our strategy to improve cash flows, beginning in the first quarter of 2000, we transitioned from securitizing the majority of our loans to selling the majority of production for cash in whole loan sales and, beginning in 2001, cash flow-positive securitizations. To that end, during the year ended December 31, 2001, we completed whole loan sales of $4.7 billion and two securitizations totaling $898 million, with accompanying net interest margin securities, or NIMS. The net cash proceeds from the securitizations and accompanying NIMS resulted in cash proceeds in amounts similar to whole loan sales. This transition increased our cash revenues and reduced our need for additional capital or borrowings in order to fund operations. We plan to continue to execute loan sales strategies that optimize cash revenues and liquidity.

•
Restructured and Reduced Debt.    In March 2001, we restructured nearly all of our residual financing, which eliminated our exposure to margin calls on that debt. In addition, during 2001, we repaid $96.9 million in residual financing and extended the maturity of our subordinated debt to December 31, 2003, which allowed us to more closely match our payment obligations with the projected cash flows from our residual interests. We expect to repay all outstanding residual financing by the end of the third quarter of 2002.

•
Reduction of Loan Acquisition Costs.    We reduced our loan acquisition costs to 2.27% of loan production for the quarter ended December 31, 2001 from 2.69% for the quarter ended December 31, 2000. Loan acquisition costs are the fees paid to wholesale brokers and correspondents, plus direct loan origination costs (including commissions and corporate overhead costs), less the sum of points and fees received from borrowers, divided by total production volume. We achieved this reduction in our loan acquisition costs through a combination of: (i) decreasing corporate overhead and commission expense; (ii) reducing marketing costs; (iii) consolidating operations; (iv) managing premiums paid to wholesale brokers and correspondent lenders; (v) closing unprofitable branches; and (vi) increasing our loan origination volume.

•
Sale of Servicing Rights.    In March 2001, we sold to Ocwen Federal Bank FSB, one of the country’s highest rated special servicers, for $19.7 million, the servicing rights on $4.8 billion of our servicing portfolio which was comprised of 25 separate asset-backed securities. Ocwen also reimbursed us for our outstanding servicing advance receivables and assumed responsibility for all future servicing advance obligations on the purchased securities. We used the sale proceeds to: (i) repay the portion of our warehouse line of credit that was secured by servicing advances; (ii) repay the outstanding balance of $22.5 million under our working capital line of credit with U.S. Bank; and (iii) increase our liquidity.

•
Raised Capital.    In July 2001, we completed a private placement managed by Friedman, Billings, Ramsey, Inc. of 1.44 million shares of common stock. We received approximately $14 million of new capital after all costs and expenses. In October 2001, we completed a follow-on public offering with Friedman, Billings, Ramsey, Inc. as lead underwriter and Jefferies and Company, Inc. and Advest, Inc. as co-underwriters. Due to a strong demand for the shares, the offering was increased from 3.0 to 3.5 million shares at $11.00 per share, including the sale of 300,000 shares by certain selling stockholders. The underwriters elected to exercise their option to purchase an additional 525,000 shares from us to cover over-allotments. We received approximately $38 million of new capital after deducting offering expenses. We intend to use the net proceeds for general corporate purposes, including an increase in our capital base to support expansion of credit facilities and additional growth.

•
Improved Underwriting Controls.    We implemented a process designed to monitor and adjust our underwriting guidelines to originate loans that are widely accepted by loan buyers. We also took steps to further reduce documentation errors, better identify borrower misrepresentation and reduce early payment default with the goal of decreasing the number of loans sold at a discount.

•
Management Reorganization.    During the first quarter of 2001, we announced several senior management changes designed to improve accountability and increase the efficiency of our operations. Most notably, Brad Morrice, our Vice Chairman and President, assumed the additional role of Chief Operating Officer and also became the sole Chairman and Chief Executive Officer of our subsidiary, New Century Mortgage.

Growth and Operating Strategies

The following are our growth and operating strategies:

•
Increase Loan Originations.    We plan to pursue geographic expansion of our wholesale business, particularly into the Northeast and Mid-Atlantic areas of the country. Our Wholesale Division can expand quickly into new markets with limited investment in infrastructure. For retail expansion, we will continue our practice of reviewing demographic information about potential markets and opening branches in markets that we conclude can support a retail branch. We plan to continue to deploy new marketing and technology initiatives and expand our product line and sales personnel in an effort to increase our existing market penetration.

•
Develop Strategic Alliance Program.    We are developing a strategic alliance program to provide our products to customers of banks, thrifts and other financial institutions and mortgage companies who do not offer such products. We hired a team of individuals during 2001 with extensive experience developing such alliances. We began originating loans under this program in December 2001.

•
Continue to Emphasize Cash Flow-Positive Operations.    We plan to continue to focus our secondary marketing on sales strategies that will optimize revenues and cash flow. We also intend to continue to utilize securitization structures that generate cash in excess of origination costs, as well as selected sales of servicing rights.

•
Optimize Net Interest Income.    Our current levels of cash, capital and financing sources allow us to hold loans for a longer period of time prior to sale or securitization. We earn net interest income on loans held for sale as a result of the spread between the interest rate that we pay on our warehouse and aggregation lines and the interest rate we receive on our loans. As a result, by optimizing the number of days that we hold the loans prior to sale, we will optimize the amount of interest income that we earn.

•
Reduce Loans Sold at a Discount.    We are devoting significant efforts to reduce the losses that result from loans we sell at a discount to par value. Loans are typically sold at a discount when (i) there are documentation deficiencies, (ii) the loans have characteristics that are outside the guidelines of whole loan buyers, or (iii) the borrower defaults on the first payment. In order to accomplish these objectives, we appointed a corporate level Chief Credit Officer, improved the analytics used in evaluating discount loans and eliminated products resulting in disproportionately high levels of discount loans. While loans sold at a discount increased for the year ended December 31, 2001 compared to 2000, they decreased during 2001, from over $190 million in the first half of 2001 to $46 million in the second half.

•
Continue to Manage Loan Acquisition Costs.    We continue to focus our efforts on reducing our loan acquisition costs by improving efficiencies and increasing loan origination volume. In the fourth quarter of 2001, our loan acquisition cost was 2.27% of loan originations. While we continue to focus on reducing operating expenses, we are not expecting further decreases in this measure during the first few quarters of 2002, due to the fact that the percentage of production from Wholesale continues to grow and Wholesale has slightly higher loan acquisition costs. In addition, we plan to invest in the technology, training and other infrastructure necessary to support future growth, improve loan quality and set the stage for future cost reductions.

•
Pay Off Residual Financing.    As of December 31, 2001, we owed approximately $79.9 million in residual financing to Salomon Smith Barney. This financing matures on December 31, 2002. However, we expect to repay all outstanding residual financing by the end of the third quarter of 2002. Upon the full repayment of the residual financing, we will be able to retain all of the cash flow from the residual interests. This will reduce the interest expense that we incur and, as a result, enhance our operating results.

•
Re-establish Servicing Platform.    We intend to re-establish our servicing operations in 2002. To that end, we have hired our former Senior Vice President of Servicing who is in turn recruiting an experienced team of managers. We believe that establishing in-house servicing capability will enhance our value as a full-service mortgage banking franchise, and that it will provide an additional source of revenue and profits. During the period we are rebuilding servicing, we intend to continue to use Ocwen to service our new originations. We also expect to continue to sell to Ocwen a significant volume of servicing rights in 2002. We anticipate that we will begin boarding some production on our servicing platform in the fourth quarter of 2002.

Strengths and Competitive Advantages

We believe that we have several strengths and competitive advantages that will allow us to compete effectively in our business, including:

•	Management Experience and Depth. The members of our senior management team have on average over 18 years of experience in the consumer finance sector.

•
High Quality Customer Service.    We strive to make the origination process easy for our borrowers and brokers by providing prompt responses, consistent and clear procedures and an emphasis on ease of use.

•
Strong Secondary Market Relationships.    We have developed relationships with a variety of large institutional loan buyers, including Salomon Smith Barney, CSFB, Morgan Stanley and Deutsche Bank, who consistently bid on and buy large loan pools from us.

•	Advanced Technology for Credit Evaluation. The implementation of our proprietary credit grading and pricing engines has allowed us to produce a more consistent and predictable portfolio of loans.

•
Award-Winning Website.    E-Qual, our Wholesale Division’s website won the 2000 Website of the Year Award from Mortgage Technology Magazine. The site’s features make the loan process easier for our brokers which in turn helps to solidify our relationships with them.

•
Significant Cash Flows from Residuals.    Our residual interests provide significant cash flows that we expect will allow us to repay our long-term debt aggressively. Once the debt has been repaid, we expect that the continued cash flow from residual interests will provide significant growth and operating capital in the future.

Product Types

We offer both fixed-rate and adjustable-rate loans, or ARMs. We also offer loans with an interest rate that is initially fixed for a period of time and that subsequently converts to an adjustable-rate. Most of the ARMs that we originate are offered at a low initial interest rate, sometimes referred to as a “start rate.” At each interest rate adjustment date, we adjust the rate, subject to certain limitations on the amount of any single adjustment and a cap on the aggregate of all adjustments.

In addition, our products are available at different interest rates and with different origination and application points and fees depending on the particular borrower’s risk classification (see “Business—Underwriting Standards”). Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. Many of our fixed-rate borrowers, in particular, choose to “buy down” their interest rate through the payment of additional origination fees. Our maximum loan amounts are generally $500,000 with a loan-to-value ratio of up to 80%. We do, however, offer larger loans with lower loan-to-value ratios on a case-by-case basis. We also offer products that permit a loan-to-value ratio of up to 95% for selected borrowers with a risk classification of “A+” or of up to 90% for selected borrowers with a risk classification of “A-”. We have also introduced our “Prime Alternative” product designed to appeal to borrowers of higher credit quality.

Loans originated or purchased by us during 2001 had an average loan amount of approximately $138,000 and an average loan-to-value ratio of approximately 78.7%. If permitted by applicable law and agreed to by the borrower, our loans may also include a prepayment charge that is triggered by the loan’s full or substantial prepayment early in the loan term. Approximately 84.2% of the loans we originated or purchased during 2001 included some form of prepayment charge.

Loan Originations and Purchases

We originate and purchase loans through the New Century Mortgage Wholesale Division, Retail Branch Operations Division, Central Retail Division, and through Worth Funding, a wholly-owned subsidiary of New Century Mortgage. In late 2001, we began originating loans through The Anyloan Company, another subsidiary of New Century Financial Corporation. These divisions originate and purchase loans as follows:

•
The Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondents solicited by our account executives. These account executives provide on-site customer service to the broker to facilitate the funding of the loan.

•
Worth Funding originates and purchases loans by soliciting and servicing brokers through its centralized telemarketing approach, operating from a central office where all decisions can be made promptly.

•	The Retail Branch Operations Division originates loans direct to the consumer through 65 retail branch offices located in 25 states.

•	The Central Retail Division originates loans nationwide through one central office. Leads are generated through radio, direct mail, telemarketing, and the Internet.

•	The Anyloan Company originates loans by developing alliances with mortgage companies and other financial institutions that do not offer our products.

Characteristics of the loans we originated and purchased during 2001 include:

•	66.3% were to borrowers within our three highest credit grades even though our underwriting guidelines include six levels of credit risk classifications;

•	93.2% were secured by the primary residences of our borrowers;

•	99.3% were secured by first mortgages and the remainder were secured by second mortgages; and

•	82.9% were refinances of existing loans, while the remaining 17.1% represented loans for a borrower’s purchase of a residential property.

Wholesale and Worth Funding

During 2001, our wholesale originations and purchases totaled $5.1 billion, or 81.2% of our total loan production, including $439.4 million, or 7.0%, which was originated through Worth Funding. As of December 31, 2001, the Wholesale Division operated through five regional operating centers located in Southern California, Northern California, Schaumburg, Illinois, Greenwood Village, Colorado, and Tampa, Florida. The Wholesale Division also operated through 31 additional sales offices located in Alabama, California, Florida, Georgia, Idaho, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada, New Mexico, Ohio (3), Oregon, Rhode Island, South Carolina, Tennessee, Texas (2), Utah, Virginia, Washington (2), West Virgina and Wisconsin (2). As of December 31, 2001, the Wholesale Division employed 209 account executives.

As of December 31, 2001, approximately 9,900 mortgage brokers were approved by us to submit loans. We originated loans through approximately 6,000 brokers during 2001. During this period, our ten largest producing brokers originated 5.7% of our wholesale production.

In wholesale originations, the broker’s role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as our liaison with the borrower through the lending process. We review and underwrite the application submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us, fund the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Wholesale Division allows us to increase loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations.

Mortgage brokers generally submit loan applications to an account executive in one of our sales offices. The sales office then forwards the application to the closest regional operating center where the loan is logged in for regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, we attempt to respond to each application as quickly as possible. If approved, we issue a “conditional approval” to the broker with a list of specific conditions that have to be met (for example, credit verifications and independent third–party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and the account executive who originated the loan work directly with the submitting mortgage broker to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, we fund loans within 30 days after approval of the application.

The Wholesale Division also purchases closed loans on an individual or “flow” basis from independent mortgage brokers and financial institutions. We review an application for approval from each lender that seeks to sell us a closed loan. We analyze the mortgage broker’s underwriting guidelines and financial condition, including its licenses and financial statements. We require each mortgage broker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans such mortgage broker will sell to us. These representations and warranties are comparable to those given by us, through our subsidiary, NC Capital, to our loan purchasers.

The following table sets forth selected information relating to loan originations through the Wholesale Division and Worth Funding during the periods shown:

	For the Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Principal balance (in thousands)	$807,954	$1,103,235	$1,493,309	$1,663,968
Average principal balance per loan (in thousands)	$140	$143	$150	$153
Combined weighted average initial loan-to-value ratio	78.4%	78.8%	79.2%	79.2%
Percent of first mortgage loans	98.7	99.5	100.0	100.0
Property securing loans:
Owner occupied	92.1	91.7	93.1	93.3
Non-owner occupied	7.9	8.3	6.9	6.7
Weighted average interest rate:
Fixed-rate	10.5	9.7	9.4	8.7
ARMs	9.9	9.6	9.3	9.1
Margin—ARMs	6.5	6.6	6.6	6.7

Retail Branch Operations Division, Central Retail Division and The Anyloan Company.

During 2001, the Retail Branch Operations Division originated $868.4 million in loans, or 13.9% of our total loan production. As of December 31, 2001, the Retail Branch Operations Division employed 288 retail loan officers. These employees were located in 65 sales offices in Arizona (3), California (18), Colorado, Florida (4), Georgia, Hawaii, Illinois (2), Kentucky, Louisiana, Massachusetts, Michigan, Minnesota (2), Missouri (2), Montana, Nevada (2), New Jersey, New Mexico, Ohio (3), Oklahoma, Oregon (2), Pennsylvania (2), Texas (8), Utah, Virginia (2), and Washington (3).

During 2001, the Central Retail Division originated $307.3 million, or 4.9%, of our total loan production. As of December 31, 2001, the Central Retail Division employed 82 loan officers at its offices in Irvine, California.

During 2001, The Anyloan Company, which began its lending activities in November 2001, originated $846,000 in loans. As of December 31, 2001, The Anyloan Company employed 4 loan officers at its offices in Irvine, California.

By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process. Loan origination fees contribute to profitability and cash flow and offset the higher costs of retail lending.

The following table sets forth selected information relating to loan originations through the Retail Branch Operations Division, Central Retail Division and The Anyloan Company during the periods shown:

	For the Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Principal balance (in thousands)	$218,579	$280,684	$322,220	$355,022
Average principal balance per loan (in thousands)	$95	$104	$113	$117
Combined weighted average initial loan-to-value ratio	76.1%	78.2%	77.7%	77.9%
Percent of first mortgage loans	95.2	96.9	98.4	99.2
Property securing loans:
Owner occupied	96.6	96.7	97.2	97.0
Non-owner occupied	3.4	3.3	2.8	3.0
Weighted average interest rate:
Fixed-rate	10.8	10.6	9.9	9.1
ARMs	10.1	9.6	9.5	9.2
Margins—ARMs	6.4	6.5	6.7	6.6

Marketing

Wholesale Division and Worth Funding Marketing

The marketing strategy of the Wholesale Division of New Century Mortgage and of Worth Funding focuses on the sales efforts of their account executives, and on providing prompt, consistent service to brokers and their customers. These efforts are supplemented with direct mail and fax programs to brokers, advertisements in trade publications, in-house production of collateral sales material, seminar sponsorships, tradeshow attendance, periodic sales contests and the Wholesale Division’s e-commerce website.

Retail Branch Marketing

The Retail Branch Operations Division of New Century Mortgage relies primarily on targeted direct mail and outbound telemarketing to attract borrowers. New Century Mortgage’s direct mail programs are managed by a centralized staff who create a targeted mailing list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers that result from the mailings are tracked centrally and then forwarded to each branch location and handled by branch loan officers. This division’s website (www.newcenturymortgage.com) is used in the direct mail program to provide information to prospective borrowers and to allow them to complete an application online. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the applicant’s credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer.

Central Retail Marketing

The Central Retail Division of New Century Mortgage engages in a variety of direct response advertising, such as purchased leads from aggregators, radio advertising, direct mail, search engine placement, banner ads, e-mail campaigns and links to related websites. The Central Retail Division also markets to the current customer base of New Century Mortgage through direct mail and outbound telemarketing. In addition, this division maintains a comprehensive database on all customers with whom it has had contact and markets to these potential customers in an effort to convert them to application.

Financing Loan Originations and Loans Held for Sale

We require access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization. In particular, we rely on a $300 million syndicated warehouse credit facility led by U.S. Bank and a $200 million warehouse and aggregation facility with CDC Mortgage Capital to fund our originations and purchases. We also rely on aggregation financing facilities totaling $1.2 billion with Salomon Brothers Realty Corp. and Morgan Stanley Dean Witter Mortgage Capital to finance the loans pending their sale or securitization. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Underwriting Standards

We originate or purchase our mortgage loans in accordance with the underwriting guidelines described below. The loans we originate or purchase generally do not satisfy conventional underwriting standards, such as those utilized by Fannie Mae or Freddie Mac. Therefore, our loans are likely to have higher delinquency and foreclosure rates than portfolios of mortgage loans underwritten to conventional Fannie Mae and Freddie Mac standards.

Our underwriting guidelines take into account the applicant’s credit history and capacity to repay the proposed loan as well as the secured property’s value and adequacy as collateral for the loan. Each applicant completes an application that includes information on the applicant’s liabilities, income, credit history, employment history and personal information. Based on review of the loan application and other data from the applicant against our underwriting guidelines, we determine the loan terms, including the interest rate and maximum loan-to-value ratio.

Credit History

Our underwriting guidelines require a credit report on each applicant from a credit reporting company. In evaluating an applicant’s credit history, we utilize credit bureau risk scores, or a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and the three national credit data repositories—Equifax, TransUnion and Experian.

Collateral Review

All mortgaged properties are appraised by qualified independent appraisers prior to the loan’s funding. The appraiser inspects and appraises the property and verifies that it is in acceptable condition. Following each appraisal, the appraiser prepares a report that includes a market value analysis based on recent sales of comparable homes in the area and, when deemed appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and are generally on forms acceptable to Fannie Mae and Freddie Mac. Our underwriting guidelines require a review of the appraisal by one of our qualified employees or by a qualified review appraiser that we have retained. Our underwriting guidelines then require our underwriters to be satisfied that the value of the property being financed, as indicated by the appraisal, currently supports the outstanding loan balance.

Income Documentation

Our underwriting guidelines include three levels of income documentation requirements, referred to as the “full documentation,” “limited documentation” and “stated income documentation” programs. Under the full documentation program, applicants generally are required to submit two written forms of verification of stable income for at least twelve months. Under the limited documentation program, applicants are generally required to submit twelve consecutive monthly bank statements on their individual bank account. Under the stated income documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All of these documentation programs require that, with respect to salaried employees, the applicant’s employment be verified by telephone. In the case of a purchase money loan, verification of the source of funds, if any, to be deposited by the applicant into escrow is required. Under each of these programs, we review the applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the applicant’s credit history, calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan, review the type and use of the property being financed, and review the property. Our underwriters use a qualifying rate that is equal to the initial interest rate on the loan, in determing the applicant’s ability to repay an adjustable-rate loan.

Underwriting Requirements

In general, the maximum loan amount for our mortgage loans is $500,000. Our underwriting guidelines permit loans on one-to-four-family residential properties to have:

•	a loan-to-value ratio at origination of up to 95% with respect to non-conforming first liens;

•	a combined loan-to-value ratio at origination of up to 100% with respect to non-conforming second liens; and

•	a combined loan-to-value ratio at origination of up to 100% with respect to conforming second liens.

The applicability of the above ratios depends on, among other things, the purpose of the mortgage loan, a borrower’s credit history, the borrower’s repayment ability and debt service-to-income ratio, and the type and use of the property. The loan-to-value of a mortgage loan that is secured by mortgaged properties acquired by a borrower under a “lease option purchase” is determined in one of two ways. If the “lease option price” was set less than twelve months prior to origination, the loan-to-value of the related mortgage loan is based on the lower of the appraised value at the time of origination of the mortgage loan or the sale price of the related mortgaged property. If the “lease option price” was set twelve months or more prior to origination, the loan-to-value of the related mortgage is based on the appraised value at the time of origination.

Our underwriting guidelines for first lien mortgage loans have the following categories and criteria for grading the potential likelihood that an applicant will satisfy the repayment obligations of a mortgage loan:

Summary of Principal Underwriting Guidelines (1)

	Prime Alternative	A+ Risk	A- Risk	B Risk	C Risk	C- Risk
Existing mortgage history	Maximum one 30–day late payment w/in last 12 months.	Maximum one 30–day late payment and no 60-day late payments w/in last 12 mos.; must have an LTV of 95% or less.	Maximum three 30–day late payments and no 60–day late payments w/in last 12 mos.; must have an LTV of 90% or less.	Maximum one 60–day late payment within last 12 months; must be less than 90 days late at funding.	Maximum one 90–day late payment within last 12 months; must be less than 120 days late at funding.	Maximum of two 90–day late payments and one 120–day late payment w/in last 12 months; less than 150 days late at funding. No current Notice of Default.

Other credit	FICO score of 625 or higher.	4 accts w/30-day late payments or FICO score of 620 or higher; no more than $500 in open collection accounts or charge-offs w/in 12 mos. open after funding.	Past/Present 30–day late payments and 1 acct w/60 day late payment or FICO score of 590 or higher; no more than $1,000 in open collection accounts or charge–offs w/in 12 mos. open after funding.
Past/Present 30-day late payments and 2 accts w/90 day late payments and 4 accts w/60 day late payments or FICO score of 570 or higher; no more than $2,500 in open collection accts or charge-offs w/in 12 mos. open after funding.
					Significant prior defaults acceptable; Generally, no more than $5,000 in open collection accounts or charge-offs w/in 12 mos. Open after funding; on a case by case basis.	Significant prior defaults acceptable; collection accounts may remain open after funding.

Bankruptcy filings	Generally, no Chapter 7 or 13 Bankruptcy discharge in last 2 years or Notice of Default in last 2 years.	Generally, no Chapter 7 or 13 Bankruptcy discharge in last 2 years or Notice of Default in last 3 years.	Generally, no Bankruptcy filings in last 2 years or Notice of Default filings in last 3 years.	Generally, no Bankruptcy discharge in last 18 months or Notice of Default filings in last 2 years.	Generally, no Bankruptcy or Notice of Default filings in last 12 months.	Chapter 7 Bankruptcy discharge in last 12 mos. Chapter 13 Bankruptcy filing allowed in last 12 months and no current NOD.

(Continued)

	Prime Alternative	A+ Risk	A- Risk	B Risk	C Risk	C- Risk

Total debt service to income Ratio	Up to 50%	45% to 50%	50% to 55%	55% to 59%	55% to 59%	50% to 59%

Maximum loan-to-value ratio (“LTV”):(2)
Owner	90%	95%	90%	85%	75%	70%

Occupied:
single family; detached PUD, or 2- unit Owner	80%	85%	85%	75%	70%	65%

Occupied:
condo/three-to-four unit

Non–owner occupied	Not applicable	85%	80%	75%	70%	65%

(1)	The letter grades applied to each risk classification reflect our internal standards and do not necessarily correspond to the classifications used by other mortgage lenders.
(2)
The maximum LTV set forth in the table is for borrowers providing full documentation. The LTV is reduced 5% for stated income applications, if applicable. Additionally, if the borrower’s FICO score meets or exceeds the risk category and debt ratio guidelines, consumer credit may be disregarded.

Prime Alternative Program

In 2000, we introduced a “Prime Alternative Program” to attract higher quality “Alternative—A” types of borrowers. We assess the borrower’s mortgage repayment history, any incidents of bankruptcy, mortgage default, or major derogatory credit, and call for a minimum FICO score of 625, which is substantially higher than our “core” product requirements. This program is restricted to owner-occupied properties; single unit, two unit, condominiums or detached PUD’s. We have limitations on loan amount, loan-to-value ratio, income documentation type, and the amount of “cash out” allowed on refinances.

Mortgage Credit Only Program

In addition to the six risk grade categories described above, New Century Mortgage also has a Mortgage Credit Only program. This program uses the applicant’s mortgage payment history as the primary factor in qualifying the applicant’s ability to repay the loan. The Mortgage Credit Only program allows no more than three 30-day late payments and no 60-day late payments within the last 12 months on an existing mortgage loan and must be current at funding. An existing mortgage loan is not required to be current at the time the application is submitted. Derogatory credit report items are allowed as to non-mortgage credit. In order to qualify for a Mortgage Credit Only loan:

•	The borrower may not be a participant in our Stated Income Documentation program;

•
No bankruptcy or notice of default filings may have occurred during the preceding two years, unless the borrower’s bankruptcy has been discharged during the past two years and the borrower has re-established a credit history that otherwise complies with the credit parameters set forth above; and

•
The mortgaged property must be in at least average condition. A maximum loan-to-value of 85% is permitted for a mortgage loan on a single–family owner–occupied property. A maximum loan-to-value of 80% is permitted for a mortgage loan on a non-owner occupied property, second home, owner–occupied condominium, or two- to four-family residential property. The debt service-to-income ratio is generally limited to a maximum of 55%.

Home Saver Program

We have established a sub-category of our C- credit grade for borrowers faced with at least one of the following credit scenarios: (i) the borrower has an existing mortgage currently in foreclosure; (ii) the borrower is subject to a notice of default filing; or (iii) the borrower has had a serious mortgage delinquency for more than one 120 day period in the last 12 months or is more than 90 days late at the time of funding. This sub-category is known as our Home Saver Program. The Home Saver Program is available only to Full Documentation borrowers and permits a maximum loan-to-value of 65% and a maximum debt service-to-income ratio of 55%. The maximum loan is $300,000 and all derogatory credit report items must either be brought current or paid through the loan proceeds. A maximum of 3% of the loan proceeds may be paid to the borrower in cash. If the borrower is in an open Chapter 13 bankruptcy, the bankruptcy must be discharged through the proceeds of the loan. As of December 31, 2001, Home Saver loans accounted for 1.1% of total loan originations and purchases.

Exceptions

The categories and criteria described in our underwriting guideline table above are guidelines only. On a case-by-case basis, we may determine that an applicant warrants a loan-to-value exception, a debt service-to-income ratio exception, or another exception. We may allow such an exception if the application reflects certain compensating factors such as low LTV, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, and stable employment or ownership of current residence. We may also allow an exception if the applicant places a down payment through escrow of at least 20% of the purchase price of the mortgage property or if the new loan reduces the applicant’s monthly aggregate mortgage payment. Our automated credit grading system aids in identifying and managing underwriting exceptions. Certain of our loan programs and risk grade classifications limit the approval of exceptions to higher loan approval authority levels.

We evaluate our underwriting guidelines on an ongoing basis and periodically modify them to reflect our current assessment of various underwriting issues. We also maintain separate underwriting guidelines appropriate to our non-conforming second lien mortgage loans and adopt new underwriting guidelines appropriate to new loan products we offer.

Loan Production by Borrower Risk Classification

The following table sets forth information concerning the characteristics of our fixed-rate and adjustable-rate loan production by borrower risk classification for the periods shown:

	For the Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Prime Alternative Risk Grade:
Percent of total purchases and originations	1.9%	3.1%	3.3%	3.6%
Combined weighted average initial loan-to-value ratio	80.0	79.9	78.6	76.0
Weighted average interest rate:
Fixed-rate	9.7	9.4	9.1	8.0
ARMs	8.9	8.7	8.6	8.3
Margin—ARMs	5.3	5.9	6.4	6.3

A+ Risk Grade:
Percent of total purchases and originations	39.3%	43.9%	47.3%	47.3%
Combined weighted average initial loan-to-value ratio	81.1	81.4	81.5	81.8
Weighted average interest rate:
Fixed-rate	10.3	9.6	9.2	8.5
ARMs	9.5	9.2	9.0	8.6
Margin—ARMs	6.2	6.3	6.4	6.4

A- Risk Grade:
Percent of total purchases and originations	26.9%	22.6%	21.1%	21.0%
Combined weighted average initial loan-to-value ratio	78.1	78.5	78.4	78.1
Weighted average interest rate:
Fixed-rate	10.6	10.1	9.9	9.3
ARMs	9.8	9.5	9.3	9.0
Margin—ARMs	6.6	6.6	6.7	6.7

B Risk Grade:
Percent of total purchases and originations	21.9%	21.9%	20.8%	20.8%
Combined weighted average initial loan-to-value ratio	75.8	77.1	77.4	77.2
Weighted average interest rate:
Fixed-Rate	10.9	10.4	10.2	9.8
ARMs	10.1	9.8	9.7	9.5
Margin—ARMs	6.8	6.8	6.9	6.9

C Risk Grade:
Percent of total purchases and originations	6.5%	5.9%	5.4%	5.3%
Combined weighted average initial loan-to-value ratio	71.5	71.3	71.0	71.9
Weighted average interest rate:
Fixed-rate	12.3	11.5	10.9	10.6
ARMs	11.2	10.8	10.6	10.4
Margin—ARMs	7.0	7.1	7.2	7.2

C- Risk Grade:
Percent of total purchases and originations	3.5%	2.6%	2.1%	2.0%
Combined weighted average initial loan–to–value ratio	64.0	61.4	62.7	62.4
Weighted average interest rate:
Fixed-rate	12.8	12.8	12.4	11.5
ARMs	12.4	12.1	11.8	11.6
Margin—ARMs	7.1	7.2	7.3	7.2

Geographic Distribution

The following table sets forth aggregate dollar amounts (in thousands) and the percentage of all loans we originated or purchased by state for the periods shown:

	For the Quarters Ended
	March 31, 2001		June 30, 2001		September 30, 2001		December 31, 2001
	$	%	$	%	$	%	$	%
California	$446,880	43.5%	$613,953	44.4%	$780,983	43.0%	$880,779	43.6%
Michigan	46,486	4.5	67,328	4.9	100,061	5.5	117,688	5.8
Illinois	58,690	5.7	71,378	5.2	100,315	5.5	114,018	5.7
Florida	59,743	5.8	73,877	5.3	98,074	5.4	98,888	4.9
Texas	57,979	5.7	69,379	5.0	91,335	5.0	98,249	4.9
Colorado	39,476	3.9	46,560	3.4	78,277	4.3	70,205	3.5
Massachusetts	39,577	3.9	52,055	3.8	63,547	3.5	63,205	3.1
Georgia	21,798	2.1	30,612	2.2	39,281	2.2	47,141	2.3
Ohio	17,702	1.7	27,306	2.0	41,958	2.3	44,111	2.2
Washington	14,277	1.4	32,355	2.3	34,978	1.9	37,984	1.9
Other	223,925	21.8	299,116	21.5	386,720	21.4	446,722	22.1

Total	$1,026,533	100.0%	$1,383,919	100.0%	$1,815,529	100.0%	$2,018,990	100.0%

Loan Sales and Securitizations

Our subsidiary, NC Capital Corporation, performs secondary marketing functions. NC Capital buys loans from New Century Mortgage within a week or two after origination, paying a price that approximates the loans’ secondary market value. NC Capital then sells the loans through both securitizations and whole loan sales. NC Capital is responsible for determining when and through which channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale.

Whole Loan Sales

As of December 31, 2001, whole loan sales accounted for $4.7 billion, or 84.0% of our total loan sales. The weighted average sales price of our premium whole loan sales during 2001 was equal to 104.4% of the original principal balance of the loans sold, including premiums received for servicing rights.

We seek to maximize our premiums on whole loan sale revenue by closely monitoring requirements of institutional purchasers and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2001, we sold $2.3 billion in loans to Credit Suisse First Boston Mortgage Capital LLC and $1.8 billion in loans to Morgan Stanley Dean Witter Mortgage Capital Inc., which represented 41.3% and 31.1%, respectively, of total loans sold.

Whole loan sales are made on a non-recourse basis pursuant to a purchase agreement in which we give customary representations and warranties regarding the loan characteristics and the origination process. Therefore, we may be required to repurchase or substitute loans in the event of a breach of these representations and warranties. In addition, we generally commit to repurchase or substitute a loan if a payment default occurs within the initial months following the date the loan is funded, unless we make other arrangements with the purchaser.

Securitizations

In a securitization, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. We receive the cash flows from the residual interests, after payment of servicing fees, guarantor fees and other trust expenses, and provided the specified over-collateralization requirements are met. The use of a NIM transaction concurrent with or shortly after a securitization allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

During 2001, we completed two securitizations totaling $898 million of mortgage loans (New Century Home Equity Loan Trust, Series 2001-NC1 and Series 2001-NC2). Following each securitization, we issued a net interest margin security. The initial cash proceeds from these transactions were comparable to cash proceeds we received through whole loan sales. Credit enhancement for each securitization was provided through a fully-funded over-collateralization account of 0.75%. Approximately 86% of the mortgage loans in each pool were covered by a lender paid private mortgage insurance policy for the excess of the LTV over 60%.

The following are the material assumptions used to record gain on sale for the New Century Home Equity Loan Trust, Series 2001-NC1:

	2-Year ARM	3-Year ARM	Fixed	Combined Pool
% of Pool	78.20%	6.30%	15.50%	100.00%
Weighted Average Life (in years)	2.55	2.90	3.64	2.74
Static Pool Losses	2.68%	2.26%	2.60%	2.64%
Prepayment Penalty Coverage
1 year	4.20%	4.11%	0.90%	3.69%
2 years	74.70	2.51	2.66	58.99
3 years	6.61	61.52	6.65	10.07
4 years	0.05	14.90	0.89	1.11
5 years	0.76	1.43	53.97	9.06
Total	86.32%	84.47%	65.07%	82.92%

A summary of gain on sale and cash flow from the New Century Home Equity Loan Trust, Series 2001-NC1 is presented below:

Gain on Sale Summary
Loans (thousands)	$380,242
NIM Bonds	4.08%
Residual	0.97
Less: Transaction and Other Costs	(1.30)
Less: O/C Accounts	(0.75)

Subtotal	3.00
Interest-Only Certificate	1.43
Servicing Rights	0.48

Net Gain on Sale Recorded	4.91%
Cash Flow From:
NIM Bonds	4.08%
Interest-Only Certificate	1.43
Servicing Rights	0.48
Less: Transaction and Other Costs	(1.30)
Less: O/C Accounts	(0.75)

Net Cash Flow At Closing	3.94%

The following are the material assumptions used to record gain on sale for the New Century Home Equity Loan Trust, Series 2001-NC2:

	2-Year ARM	3-Year ARM	Fixed	Combined Pool
% of Pool	80.43%	3.22%	16.35%	100.00%
Weighted Average Life (in years)	2.55	2.89	3.63	2.74
Static Pool Losses	3.67%	4.10%	4.64%	3.84%
Prepayment Penalty Coverage
1 year	5.00%	5.47%	1.26%	4.40%
2 years	76.64	5.70	4.78	62.61
3 years	4.71	73.43	7.73	7.42
4 years	0.03	4.39	0.93	0.32
5 years	1.05	2.27	56.47	10.15
Total	87.43%	91.26%	71.17%	84.90%

A summary of gain on sale and cash flow from the New Century Home Equity Loan Trust, Series 2001-NC2 is presented below:

Gain on Sale Summary
Loans (thousands)	$518,002
NIM Bonds	4.96%
Residual	0.66%
Less: Transaction and Other Costs	(1.15%)
Less: O/C Accounts	(0.75%)

Subtotal	3.72%
Interest-Only Certificate	0.76%
Servicing Rights	0.51%

Net Gain on Sale Recorded	4.99%
Cash Flow From:
NIM Bonds	4.96%
Interest-Only Certificate	0.76%
Servicing Rights	0.51%
Less: Transaction and Other Costs	(1.15%)
Less: O/C Accounts	(0.75%)

Net Cash Flow At Closing	4.33%

Loan Servicing and Delinquencies

Servicing

Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults.

In March 2001, we sold the servicing rights on approximately $4.8 billion of our servicing portfolio to Ocwen Federal Bank FSB for $19.7 million. We also entered into an agreement whereby Ocwen services our remaining servicing portfolio, as well as our loans receivable held for sale. The entire transfer of our servicing portfolio was completed on August 1, 2001. As part of the transaction, we also agreed to sell Ocwen servicing rights with respect to up to $3 billion in mortgage loans between March 2001 and December 31, 2002 at a price to be determined based on the characteristics of those servicing rights. In early 2002, we fulfilled the $3 billion commitment.

In February 2002, we announced that we intend to re-establish our loan servicing platform. To that end, we have hired our former Senior Vice President of Servicing who is in turn recruiting an experienced team of managers. We believe that establishing in-house servicing capability will enhance our value as a full-service mortgage banking franchise, and that it will provide and additional source of revenue and profits. During the period we are rebuilding servicing, we intend to continue to use Ocwen to service our new originations. We also expect to continue to sell to Ocwen a significant volume of servicing rights in 2002. We anticipate that we will begin boarding some production on our servicing platform in the fourth quarter of 2002.

Delinquencies and Foreclosures

The loans we originate or purchase are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or non-judicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorney’s fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lien-holder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale. Where a loan has not yet been sold or securitized, we will generally allow a borrower to reinstate the loan up to the date of foreclosure sale.

Although foreclosure sales are typically public sales, third-party purchasers rarely bid in excess of the lender’s lien because of the difficulty of determining the exact status of title to the property, the possible deterioration of the property during the foreclosure proceedings and a requirement that the purchaser pay for the property in cash or by cashier’s check. Thus, the foreclosing lender often purchases the property from the trustee or referee for an amount equal to the sum of the principal amount outstanding under the loan, accrued and unpaid interest and the expenses of foreclosure. Depending on market conditions, the ultimate proceeds of the sale may not equal the lender’s investment in the property.

Delinquency Reporting

In February 1996, we began receiving applications for mortgage loans under our regular lending program. During 1996, we sold all of our loans on a whole loan, servicing-released basis. We began selling loans through securitizations in 1997. In connection with these securitizations, we established reporting systems to track historical delinquency, bankruptcy, foreclosure and default experience for the loans included in our securitizations as well as our total portfolio of loans. Current delinquency and loss information is not necessarily representative of future delinquencies and losses.

The following table provides information for the loans securitized in 1997 through 2001 that are delinquent over 60 days (dollars in thousands) expressed as a percentage of the current balance of the mortgage loans as of December 31, 2001:

				Delinquency Rate
Risk Grade	Original Balance	Current Balance	Orig. LTV	1997	1998	1999	2000	2001	Combined Pools
Prime Alternative	$40,758	$22,068	79.9%	—%	—%	—%	3.98%	0.30%	0.58%
A+	3,031,547	1,258,468	78.3	4.33	9.17	9.84	10.34	2.71	7.37
A-	2,668,761	1,044,924	77.5	8.66	13.65	15.26	13.35	4.49	12.40
B	1,631,026	679,979	74.7	11.92	17.38	21.05	22.12	5.41	15.74
C	904,420	319,483	70.4	19.76	24.94	26.05	28.69	9.70	23.82
C-	400,278	117,634	63.7	37.20	25.71	41.35	39.90	17.69	33.28
Total	$8,676,790	$3,442,556	75.9%	10.23%	14.28%	16.32%	17.98%	4.43%	12.92%

The above table indicates that, as anticipated, we are experiencing higher rates of delinquency on lower credit grade loans. In addition, we have repurchased loans from several of our securitizations. The agreements governing the securitizations permit these repurchases, but only to the extent the loans being repurchased are more than 90 days delinquent. We elected to make these repurchases in order to avoid disruption of cash flow from the trusts and to provide us with maximum flexibility in resolving problem loans. In 2002, we expect to make such repurchases from certain of our securitized pools in order to avoid a disruption in residual cash flow that would result if certain delinquency or loss levels are reached.

The pooling and servicing agreements for our securitizations typically provide us or the master servicer the right to initiate a call of all outstanding bonds once the current balance of loans in the pool falls below five or ten percent of the original principal balance. During the year ended December 31, 2001, we exercised our clean-up call for securities 1997-NC1, NC2 and NC3, resulting in the repurchase and subsequent resale of the remaining loans in these securities.

Interest Rate Risk Management Strategies

We try to mitigate interest rate risks by utilizing a variety of strategies. For instance, the interest rate that will be charged to our borrowers is locked on the day the loan funds. This allows us to price our pipeline of approved loans with current market rates. In addition, we may elect to use various financial instruments such as swaps, forwards, options, futures contracts, and other derivative instruments to mitigate interest rate risk. We may use forward loan sale commitments with a predetermined price and delivery date to sell our unsold loan inventory, which protects us from interest rate increases. In order to mitigate the adverse affects resulting from interest rate increases on our residual interests, we first forecast future interest rates utilizing the Forward LIBOR Curve. Then, we may purchase Interest Rate Cap contracts or sell Euro Dollar Futures contracts that are based on our expectations of future interest rates and cash flows. In either case, the cash flow received from the financial instrument used to mitigate interest rate risk is intended to offset the reduction in cash flow realized on our residual interests as a result of interest rate increases.

Competition

We continue to face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Most notably, in the past two or three years, some large, diversified financial corporations have purchased several of our competitors. Other large financial institutions have gradually expanded their “non-prime” or “sub-prime” lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse, aggregation and residual financing facilities. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

At the same time, the two large government-sponsored secondary market purchasers of loans, Fannie Mae and Freddie Mac, have begun purchasing some non-prime loans. This has the potential of increasing competition as lenders without prior non-prime origination expertise begin originating non-prime loans to Fannie Mae’s and Freddie Mac’s guidelines using their automated tools.

We also face competition from smaller, recently established wholesale mortgage banking companies that try to attract key managers and account executives as well as our key brokers.

Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. Our results of operations, financial condition and business prospects could be materially adversely affected to the extent any of our competitors significantly expands its activities in our markets. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their loans.

We believe that one of our key competitive strengths is our employees, with their strong commitment to customer service and their team-oriented approach. In addition to the strength of our work force, we believe that our competitive strengths include:

•	providing a high level of service to brokers and their customers;

•	offering competitive loan programs for borrowers whose needs are not met by conventional mortgage lenders;

•	our high-volume targeted direct mail marketing program; and

•	our performance-based compensation structure which allows us to attract, retain and motivate qualified personnel.

Regulation

The mortgage lending industry is a highly regulated industry. Our business is subject to extensive and complex rules and regulations of, and examinations by, various state and federal government authorities. These regulations impose obligations and restrictions on our loan origination, loan purchase and servicing activities. In addition, these regulations may limit the interest rates, finance charges and other fees that we may assess, mandate extensive disclosure to our customers, prohibit discrimination and impose multiple qualification and licensing obligations on us. Failure to comply with these requirements may result in, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. Our management believes that we are in compliance with these rules and regulations in all material respects.

Our loan origination and loan purchase activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates we can charge on our loans. As of December 31, 2001, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in all 50 states and the District of Columbia and second mortgages in 48 states and the District of Columbia. Our lending activities are also subject to various federal laws, including the Truth in Lending Act, or TILA, the Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and their implementing regulations.

We are subject to certain disclosure requirements under TILA and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA gives consumers, among other things, a three–business day right to rescind certain refinance loan transactions that we originate.

The Homeownership and Equity Protection Act of 1994, or the High Cost Mortgage Act, amends TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer’s principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $480, or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity. These loans are known as Covered Loans. The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower’s home equity without regard to the borrower’s ability to repay the loan. The High Cost Mortgage Act also prohibits prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. In addition, the High Cost Mortgage Act restricts, among other things, certain balloon payments and negative amortization features. We commenced originating and purchasing Covered Loans during 1997 and stopped originating and purchasing them in the second quarter of 2000.

We are also required to comply with the Equal Credit Opportunity Act of 1974, as amended, and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1974, as amended, and Regulation X promulgated thereunder, and the Home Mortgage Disclosure Act of 1975, as amended. The Equal Credit Opportunity Act prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status if all or part of the applicant’s income is derived from a publicly assisted program or if the applicant has in good faith exercised any right under the Consumer Credit Protection Act. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. The Real Estate Settlement Procedures Act mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, we are required to file an annual report with the Department of Housing and Urban Development pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning mortgage loan transactions.

In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

Regulatory Developments

During 2000, federal and state legislative and regulatory developments regarding consumer privacy and predatory lending could have a significant impact on our future business activities. The federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. We adopted a new privacy policy and adopted controls and procedures in order to comply with the law when it took effect on July 1, 2001. In addition, several states are considering even more stringent privacy legislation. If passed, a variety of inconsistent state privacy legislation could substantially increase our compliance costs.

Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Many of these laws and regulations impose broad restrictions on certain commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have employed extensive policies and procedures, including:

•	not offering loans with terms providing for balloon payments, negative amortization or reverse mortgages;

•	only approving loan applications that evidence a borrower’s ability to repay the loan;

•	confirming that all loans we originate present a tangible benefit to the borrower;

•	not re-soliciting our own borrowers to refinance frequently;

•	not selling single premium insurance products with our loans;

•	maintaining caps on the points and fees that can be charged to borrowers;

•	offering loans with and without prepayment penalties;

•	directing marketing efforts throughout the broader geographic areas in which our branches are located;

•	maintaining a rigorous appraisal review process;

•	surveying our customers in order to confirm satisfaction;

•	performing regular random and targeted audits to confirm adherence to fair lending laws and principles;

•	monitoring the conduct of our brokers and requiring them to agree to adhere to our Broker Code of Conduct;

•	resolving customer complaints promptly and fairly; and

•	training our employees to adhere to fair lending principles.

We plan to continue to review, revise and improve our practices in order to enhance our fair lending efforts and support the goal of eliminating predatory lending practices.

Employees

At December 31, 2001, we employed 1,512 full-time employees and 19 part-time employees. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers:

Name	Age	Position
Executive Officers:
Robert K. Cole	55	Chairman of the Board and Chief Executive Officer of the Company; Director, New Century Mortgage(1)

Brad A. Morrice	45	Vice Chairman, President, Chief Operating Officer and Director of the Company; Chairman and Chief Executive Officer, New Century Mortgage (1); Chairman and Chief Executive Officer, NC Capital(2)

Edward F. Gotschall	47	Vice Chairman, Chief Financial Officer and Director of the Company; Chief Financial Officer and Treasurer of New Century Mortgage(1)

Patrick J. Flanagan	37	Executive Vice President of the Company; President and Director, New Century Mortgage (1); and Director, NC Capital(2)

(1)	New Century Mortgage Corporation (“New Century Mortgage”) is a wholly-owned subsidiary of the Company.
(2)	NC Capital Corporation (“NC Capital”) is a wholly-owned subsidiary of New Century Mortgage.

Robert K. Cole, one of our co-founders, has been our Chairman of the Board and Chief Executive Officer since December 1995 and one of our directors since November 1995. Mr. Cole also serves as a director on the Board of Directors of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation, a publicly-traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation, a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of non-prime mortgage loans. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

Brad A. Morrice, one of our co-founders, has been our Vice Chairman since December 1996, our President, and one of our directors since November 1995 and our Chief Operating Officer since January 2001. Mr. Morrice also served as our General Counsel from December 1995 to December 1997 and our Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Chairman and Chief Executive Officer of New Century Mortgage and NC Capital. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

Edward F. Gotschall, one of our co-founders, has been our Vice Chairman since December 1996, our Chief Financial Officer since August 1998, our Chief Operating Officer Finance/Administration from December 1995 to August 1998 and one of our directors since November 1995. Mr. Gotschall also serves as Chief Financial Officer and a director of New Century Mortgage. From April 1994 to July 1995, he was the Executive Vice President/Chief Financial Officer of Plaza Home Mortgage and a director of Option One. In December 1992,

Mr. Gotschall was one of the co-founders and principal architect of the initial business plan for Option One and served as its Executive Vice President/Chief Financial Officer until April 1994. From January 1991 to July 1992, he was the Executive Vice President and Chief Financial Officer of The Mortgage Network, a retail mortgage banking company. Mr. Gotschall received his Bachelors of Science Degree in Business Administration from Arizona State University and received his CPA designation during his employment term with Touche Ross (now Deloitte & Touche) in Phoenix, Arizona.

Patrick J. Flanagan has been our President of New Century Mortgage Corporation since February 2002. He has also been Executive Vice President of the Company since August 1998. From December 1998 to February 2002 he served as President of NC Capital Corporation. He has been a director of New Century Mortgage since May 1997. From January 1997 to February 2002, Mr. Flanagan has been Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

RISK FACTORS

Stockholders and prospective purchasers of our common stock should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, stockholders and prospective purchasers should also refer to the other information in this Form 10-K, including our financial statements and the related notes.

A change in the assumptions we use to determine the value of our residual interests could adversely affect our financial position.

As of December 31, 2001, the value of our residual interests from securitization transactions on our balance sheet was $306.9 million. The value of these residuals is a function of the delinquency, loss, prepayment and discount rate assumptions we use to determine their value. During 2000, we changed these assumptions to reflect trends in actual pool performance, prepayment experience and the interest rate environment. As a result of these changes, we recorded reductions in the value of our residuals of $67.0 million. The reductions consisted of the following components:

•	$25.6 million resulted from changes to the prepayment and loss assumptions used in the valuation of the residual interests;

•	$14.5 million resulted from a change in the discount rate on our residuals from 12% to 13% and on our NIM bonds from 14% to 15%; and

•
$26.9 million resulted from the exercise by Salomon Smith Barney, Inc. of the call provision for our 1998-NC5 security in December 2000. We do not have any other residual interests that have a call provision similar to 1998-NC5.

In 2001, we increased the loss and delinquency assumptions we use to value our residuals to match the trends we were observing in the actual performance of the underlying pools of mortgages. However, significant declines in interest rates resulted in a compensating increase in the anticipated cash flow from the residuals. As a result, we did not need to adjust the overall value of our residuals.

In the future, if our actual experience differs materially from the revised prepayment, delinquency, loss and interest rate assumptions we used to calculate residual value, future cash flows and earnings could be negatively affected.

A prolonged economic slowdown or a lengthy or severe recession could hurt our operations, particularly if it results in a decline in the real estate market.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings because they negatively affect loan-to-value ratios of the home equity collateral. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect our ability to sell loans, the prices we receive for our loans, or the value of our residual interests in securitizations, which could have a material adverse effect on our results of operations, financial condition and business prospects.

High delinquencies or losses on the mortgage loans in our securitizations may decrease our cash flows or impair our ability to sell or securitize loans in the future.

Loans we make to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and higher losses than loans we make to borrowers with better credit. Virtually all of our loans are made to borrowers who do not qualify for loans from conventional mortgage lenders. No assurance can be given that our underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. We continue to be subject to risks of default and foreclosure following the sale of loans through securitization. To the extent such losses are greater than expected, the cash flows we receive through residual interests would be reduced. Increased delinquencies or losses may also reduce our ability to sell or securitize loans in the future. Any such reduction in our cash flows or impairment in our performance could have a material adverse effect on our results of operations, financial condition and business prospects.

Our earnings may decrease because of increases or decreases in interest rates.

Our profitability may be directly affected by changes in interest rates. First, these changes may reduce the spread we earn between the interest we receive on our loans and our funding costs. Second, a substantial and sustained increase in interest rates could adversely affect borrower demand for our products. Third, during periods of rising interest rates, the value and profitability of our loans may be negatively affected from the date of origination or purchase until the date we sell or securitize the loan. Fourth, our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of our residual interests, and require us to reduce the carrying value of our residual interests. Fifth, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to reduce the carrying value of our residual interests. If prepayments are greater than expected, the cash we receive over the life of our residual interests would be reduced. Any such change in interest rates could have a material adverse effect on our results of operations, financial condition and business prospects.

If we are unable to maintain adequate financing sources, our earnings and financial position will suffer and jeopardize our ability to continue operations.

We require substantial cash to support our operating activities and growth plans, which is provided primarily by $1.7 billion in short-term warehouse and aggregation credit facilities to fund loan originations and purchases pending the pooling and sale of such loans. We also have residual financing agreements that provide us with financing secured by residual interests we have retained in certain securitization transactions and securitization transactions involving net interest margin securities, or NIMs. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

During volatile times in the capital markets, access to warehouse, aggregation and residual financing has been severely constricted. If we are unable to maintain adequate financing or other sources of capital are not available, we would be forced to suspend or curtail our operations, which would have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets would hurt our financial position.

We are dependent on the securitization market for the sale of our loans because we securitize loans directly and many of our whole loan buyers purchase our loans with the intention to securitize. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset–backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market’s demand for our loans could have a material adverse effect on our results of operations, financial condition and business prospects.

Our inability to realize cash proceeds from loan sales and securitizations in excess of the loan acquisition cost could adversely affect our financial position.

The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, plus the cash proceeds we receive from securitizations, minus the discounts on loans that we have to sell for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition and business prospects could be materially adversely affected.

Our warehouse and aggregation financing is subject to margin calls based on the lender’s opinion of the value of our loan collateral. An unanticipated large margin call could adversely affect our liquidity.

The amount of financing we receive under our warehouse and aggregation financing agreements depends in large part on the lender’s valuation of the mortgage loans that secure the financings. Each such credit facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects.

Our business is dependent upon conditions in California where we conduct a significant amount of our business.

In 2001, approximately 43.6% of the mortgage loans we originated or purchased were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake, or a major terrorist attack in California could adversely affect the value of the mortgaged properties in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to purchase, originate and securitize mortgage loans, which could have a material adverse effect on our business, financial condition and results of operations.

In 2001, California experienced energy shortages. As a result, energy costs, including natural gas and electricity, may increase significantly in the future. There may also be limitations in the amount of energy resulting in power “blackouts” during short periods of time. Therefore, because our headquarters, a substantial number of our branch offices and some of the independent brokers in our wholesale network are based in California, our operations may be disrupted and operating expenses may increase in the future. Any such disruption or increase in expenses could be material and could adversely affect our loan originations, margins and our profitability. To date, we have not experienced material increases in our overall operating expenses. However, if the power outages associated with the energy crisis continue or become more severe, we could experience material disruptions or cost increases in the future, which could have a material adverse effect on our results of operations, financial condition and business prospects.

Many of our competitors are larger and have greater financial resources than we do, which could make it difficult for us to compete successfully, and we could face new competitors.

We face intense competition in the business of originating, purchasing and selling mortgage loans. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are beginning to purchase some categories of non-prime loans, which may cause new competitors to enter our market and reduce our profit margins.

Certain large finance companies and conforming mortgage originators also originate non-prime mortgage loans to customers similar to the borrowers we serve. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a wholesale lending operation such as ours requires a relatively small commitment of capital and human resources. This low barrier to entry permits new competitors to enter our markets quickly and compete with our wholesale lending business. Several new wholesale originators have been formed in recent quarters and have recruited former senior managers from our wholesale division. If these competitors are able to attract some of our key employees and disrupt our broker relationships, it could have a material adverse effect on our results of operations, financial condition and business prospects.

Changes in the volume and cost of loans originated by our wholesale division may decrease our loan production and decrease our earnings.

We depend primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders for the origination and purchase of our wholesale mortgage loans, which constitute the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with these lenders for the independent brokers’ business on pricing, service, loan fees, costs and other factors. Competition from other lenders and purchasers of mortgage loans could negatively affect the volume and pricing of our wholesale loans, which could have a material adverse effect on our results of operations, financial condition and business prospects.

A decline in the quality of servicing could lower the value of our residual interests and our ability to sell or securitize loans.

In March 2001, we sold to Ocwen Federal Bank FSB, the servicing rights on $4.8 billion of our servicing portfolio which was comprised of 25 separate asset-backed securities. In August 2001, Ocwen began servicing all of our newly originated loans pending their sale or securitization. In February 2002, we announced the intent to re-establish our loan servicing platform and have begun to add the necessary infrastructure. Ocwen will continue to service the mortgage loans in our existing securities. See “Part I, Item 1. Business—Loan Servicing and Delinquencies.” Poor servicing and collections could adversely affect the value of our residual interests and our ability to sell or securitize loans, which could have a material adverse effect on our results of operations, financial condition and business prospects.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could adversely impact our earnings.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our whole loan sale agreements require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser or make a misrepresentation during the mortgage loan origination process. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we are required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could negatively affect our cash flow and results of operations.

New legislation could restrict our ability to make mortgage loans, which could adversely impact our earnings.

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower’s ability to finance the points and fees charged in connection with his or her loan. Passage of these laws and rules could reduce our loan origination volume. In addition, for reputation reasons and because of the enhanced risk, many whole loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds and would have a material adverse effect on our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Soldiers’ and Sailors’ Civil Relief Act of 1940, our cash flows from our residual securities may be adversely affected.

Under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A significant military mobilization as part of the war on terrorism could increase the number of the borrowers in our securitized pools who are subject to this Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to this Act is significant, the cash flows we receive through residual interests would be reduced, which would cause us to reduce the carrying value of our residual interests. Any such reduction in our cash flows or impairment in our performance could have a material adverse effect on our results of operations, financial condition and business prospects.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to residential properties, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Our charter and bylaws and Delaware law contain provisions that could discourage a takeover.

Our amended and restated certificate of incorporation and our amended and restated bylaws include various provisions that could delay, defer or prevent a takeover attempt that may be in the best interest of our stockholders. These provisions include the existence of a classified board of directors, the ability of our board of directors to issue additional shares of our preferred stock without any further stockholder approval and requirements that (i) our stockholders give advance notice with respect to certain proposals they may wish to present for a stockholder vote, (ii) our stockholders act only at annual or special meetings and (iii) two-thirds of all directors approve a change in the number of directors on our board of directors. Issuance of our preferred stock could also discourage bids for the common stock at a premium as well as create a depressive effect on the market price of our common stock. In addition, provisions in our 1998 transaction with U.S. Bancorp that provide U.S. Bancorp with certain preemptive rights and anti-dilutive adjustments to its shares may discourage takeover attempts by third parties.

We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder. The preceding provisions of our charter and bylaws, as well as Section 203 of the Delaware General Corporation Law, could discourage potential acquisition proposals, delay or prevent a change of control and prevent changes in our management.

The concentrated ownership of our voting stock by a small group of our stockholders may have an adverse effect on your ability to influence the direction we will take.

According to the most recently available SEC filings, a small group of our stockholders, comprised of our management team and directors, U.S. Bancorp and Brookhaven Capital, continue to beneficially own an aggregate of approximately 64% of the total voting power of our voting stock. These stockholders, if they were to act in concert, would have majority control and would have the ability to control the approval of certain fundamental corporate transactions (including mergers, consolidations and sale of assets) and to elect all of the members of our board of directors, whether or not their actions are in the best interests of our other stockholders.

Various factors may cause the market price of our common stock to become volatile, which could adversely affect our ability to access the capital markets in the future.

The market price of our common stock may experience fluctuations that are unrelated to our operating performance. In particular, the price of our common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector. These could include, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts, or a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through additional secondary offerings of our common stock, regardless of our financial performance.

Item 2.     Properties

Our executive, administrative offices and some of our lending offices are located in Irvine, California and consist of approximately 222,000 square feet. The three leases covering the executive, administrative and lending offices expire in June 2002, December 2002 and October 2005, respectively, and the combined monthly rent is $435,900. We have entered into a letter of intent to renew the lease that expires in June 2002. We lease space for our regional operating centers in Schaumburg, Illinois, Rancho Bernardo and San Ramon, California, Tampa, Florida and Greenwood Village, Colorado and Ft. Worth, Texas. As of December 31, 2001, these facilities had a monthly aggregate base rental of approximately $85,800. We also lease space for our sales offices, which range in size from 140 to 2,928 square feet with lease terms typically ranging from one to five years. As of December 31, 2001, annual base rents for the sales offices ranged from approximately $6,000 to $85,000. In general, the terms of these leases expire between February 2002 and November 2005. We are currently in negotiations to renew nine office leases expiring between February 2002 and June 2002.

Item 3.    Legal Proceedings

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

Mortgage. We were not named in the original complaint. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss this complaint in December 2000. Plaintiffs filed their Second Amended Complaint in May 2001. We filed a second motion to dismiss all claims in late August 2001. The judge granted the motion in part, and denied in part, dismissing the claims brought under the Fair Housing Act, 42 U.S.C. § 3604(b). Plaintiffs filed a motion to strike the class allegations on October 2, 2001; the judge granted the motion. The case will proceed as to the individual plaintiffs.

Fairbanks.    In May 2001, Fairbanks Capital initiated arbitration against New Century Mortgage Corporation for breach of contract, breach of implied covenant of good faith, fraud and negligent misrepresentation stemming from our decision to sell our servicing rights to Ocwen Federal Bank FSB instead of closing a sub-servcing arrangement that we had negotiated with Fairbanks. Fairbanks sought damages of approximately $3.9 million notwithstanding the fact that we paid Fairbanks a $750,000 break-up fee as specified in our agreement. The arbitration hearing took place in September. In November, the arbitrator issued his award in favor of New Century, finding that Fairbanks was not entitled to any monies other than the previously tendered break-up fee.

Grimes.    In June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending Act (TILA) and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. We filed our answer in July 2001. We filed a motion for Summary Judgment which was granted on January 25, 2002. The judge held that New Century had not violated TILA and dismissed the § 17200 claim without prejudice.

Perry.    In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. We filed our answer in September 2001. We believe the allegations lack merit, especially in light of HUD’s October policy statement upholding the use of yield spread premiums, and will defend ourselves vigorously.

Smith.    In August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. We filed an answer in September 2001, and we intend to defend the action vigorously.

Ngo.    In November 2001, Shirley H. Ngo filed a class action complaint against New Century Mortgage Corporation in the U.S. District Court for the Northern District of Georgia. The complaint alleges that payments we make to mortgage brokers, referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. We filed our answer as well as a motion to stay the action.

Barney.    In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. Our response is due in late February 2002.

We are also a party to various legal proceedings arising in the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol “NCEN.” The high and low bid prices of our common stock during each quarter for the fiscal years 2001 and 2000 were as follows:

	Fiscal 2001		Fiscal 2000
Quarter	High	Low	High	Low
Fourth	$14.02	$9.26	$12.50	$9.75
Third	$12.00	$8.65	$14.25	$7.13
Second	$10.60	$6.59	$10.13	$5.06
First	$11.00	$6.00	$15.75	$6.13

As of February 14, 2002, the closing sales price of our common stock, as reported on the Nasdaq National Market, was $14.14.

We paid a cash dividend on our common stock on January 31, 2002, at $0.05 per share for common stockholders of record as of January 15, 2002. The declaration of any future dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

As of February 14, 2002, the number of holders of record of our common stock was approximately 87.

Recent Sales of Unregistered Stock

On January 1, 2001, we issued 11,919 shares of common stock to David R. McGee and Melinda L. McGee, Trustees of the David R. McGee and Melinda L. McGee Living Trust dated May 1, 1998 representing $125,000 of the deferred purchase price for the acquisition of Worth Funding Incorporated. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

Item 6.     Selected Financial Data (dollars in thousands, except per share data)

The following selected consolidated statements of operations and balance sheet data for the years ending December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from our financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999	For the Year Ended December 31, 1998	For the Year Ended December 31, 1997
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gain on sales of loans	$182,612	$14,952	$121,672	$105,060	$67,939
Interest income	62,706	67,351	61,457	47,655	25,071
Residual interest income	36,356	49,868	27,385	14,620	5,038
Servicing income	10,616	30,092	23,428	9,072	585
Other income	1,046	1,653	—	—	—

Total revenues	293,336	163,916	233,942	176,407	98,633
Expenses	209,852	200,697	167,056	124,099	68,041

Earnings (loss) before income taxes	83,484	(36,781)	66,886	52,308	30,592
Income taxes (benefit)	35,464	(13,756)	27,377	21,193	12,849

Net earnings (loss)	$48,020	$(23,025)	$39,509	$31,115	$17,743

Basic earnings (loss) per share	$2.74	$(1.76)	$2.59	$2.19	$2.18

Diluted earnings (loss) per share	$2.28	$(1.76)	$2.11	$2.03	$1.40

	As of December 31, 2001	As of December 31, 2000	As of December 31, 1999	As of December 31, 1998	As of December 31, 1997
	(dollars in thousands)
Balance Sheet Data:
Loans receivable held for sale, net	$1,011,122	$400,089	$442,653	$356,975	$276,506
Residual interests in securitizations	306,908	361,646	364,689	205,395	97,260
Total assets	1,451,318	837,161	863,709	624,727	398,128
Borrowings under warehouse lines of credit	506,808	201,705	234,778	191,931	184,426
Borrowings under aggregation lines of credit	480,760	202,741	193,948	153,912	70,937
Subordinated debt	40,000	40,000	20,000	—	—
Residual financing	79,941	176,806	177,493	122,298	53,427
Other liabilities	96,048	63,760	64,527	41,973	28,502
Total stockholders’ equity	247,761	152,149	172,963	114,613	60,836

	As of or For the Year Ended December 31, 2001	As of or For the Year Ended December 31, 2000	As of or For the Year Ended December 31, 1999	As of or For the Year Ended December 31, 1998	As of or For the Year Ended December 31, 1997
	(dollars in thousands)
Operating Statistics:
Loan origination and purchase activities:
Wholesale originations	$5,068,466	$3,041,761	$2,894,517	$2,382,784	$1,265,133
Retail originations	1,176,505	1,110,596	1,185,747	942,072	578,674
Bulk acquisitions	—	—	—	—	120,794
Total loan originations and purchases	$6,244,971	$4,152,357	$4,080,264	$3,324,856	$1,964,601

Average principal balance per loan	$138	$108	$102	$96	$102
Percent of loans secured by first mortgage	99.3%	95.3%	96.7%	97.2%	96.9%
Weighted average initial loan-to-value ratio	78.7%	78.6%	78.8%	78.2%	74.0%
Originations by product type
ARMs	$5,101,783	$3,052,481	$2,610,475	$1,920,686	$1,394,133
Fixed-rate mortgages	1,143,188	1,099,876	1,469,789	1,404,170	570,468
Weighted average interest rates:
Fixed-rate mortgages	9.5%	11.0%	10.2%	10.0%	9.8%
ARMs	9.4%	10.4%	9.8%	9.7%	9.5%
Margin-ARMs	6.6%	6.2%	6.2%	6.1%	7.0%
Loan Sales:
Loans sold through whole loan transactions	$4,723,350	$3,133,205	$1,033,006	$1,477,225	$680,900
Loans sold through securitizations	898,244	1,029,477	3,017,658	2,265,700	1,123,618
Loans acquired to securitize	—	—	(61,312)	(544,704)	(63,718)
Net Loan Sales	$5,621,594	$4,162,682	$3,989,352	$3,198,221	$1,740,800

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein.

General

We are a leading nationwide specialty mortgage banking company that originates, purchases and sells residential mortgage loans secured primarily by first mortgages on single family residences. Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through our wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of our wholly-owned subsidiary, New Century Mortgage Corporation, as well as its subsidiary, Worth Funding. We do not purchase bulk pools of loans. Retail originations are made through New Century Mortgage Corporation’s network of branch offices, through its Central Retail Division and through our strategic alliance program under The Anyloan Company. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

As of December 31, 2001, our Wholesale Division operated through five regional operating centers and 31 additional sales offices. The Wholesale Division and our Worth Funding subsidiary originated or purchased $5.1 billion in loans during the year ended December 31, 2001. As of December 31, 2001, our Retail Branch Operations Division operated through 65 sales offices and our Central Retail Division and The Anyloan Company operated through their centralized offices. Retail originations totaled $1.2 billion in loans during the year ended December 31, 2001.

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

Market changes in 2001 have allowed us to sell loans through securitization on a cash flow-positive basis through the concurrent use of a NIM transaction. During 2001, we completed two securitizations of fixed- and adjustable-rate mortgage loans underwritten by Salomon Smith Barney, Inc. Following each securitization, we issued a NIM security. The net cash proceeds from the transactions yielded cash proceeds in an amount comparable to whole loan sales. In addition to the cash proceeds, we retained a relatively small residual interest that we recorded at its estimated fair value of less than 1.0% of the securitized collateral.

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

To date, we have elected to fund the required OC Account at the closing of most of our securitizations. The over-collateralization requirement ranges from 0.75% to 4.75% of the initial securitization bond debt principal balance, or 1.5% to 9.5% of the remaining principal balance after thirty to thirty-six months of principal amortization. The actual amount of the OC Account is determined by the rating agencies based upon their assessment of the loan pool characteristics. When funding all of the OC Account up front, we begin to receive cash flow from our residual interests immediately. When we do not fund the OC Account up front, we do not receive cash flow until the OC Account requirement is satisfied. Cash flows from our residual interests are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, we receive distributions from the OC Account subject to the performance of the mortgage loans in each securitization.

At the closing of each securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

Management reviews on a quarterly basis the underlying assumptions used to value each residual interest and adjusts the carrying value of the securities based on actual experience and trends in the industry. To determine the residual asset value, cash flow is projected for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. Each security is updated to reflect actual performance to date, and the base assumption for CPR and loss is then used to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, adjustments are made. The London Interbank Offer Rate, or LIBOR, forward curve is then used to project future interest rates and finalize cash flow projections for each security. The projected cash flows are then discounted at a range of 13%–20%, depending on the risk profile of the retained interest, to establish the net book value of our residual interests.

During the second quarter of 2000, we recorded a $21.2 million write-down to our residual interests issued prior to 2000. This write-down resulted primarily from our decision to increase the discount rates used to value the residual interests. During the fourth quarter of 2000, we recorded a write-down of $45.8 million. Approximately $26.9 million of this write-down stemmed from Salomon Smith Barney’s exercise of the call option in connection with our 1998-NC5 securitization transaction with Salomon. None of our other securitization transactions contains such a call feature. The remainder of the fourth quarter write-downs resulted from (i) a continuing increase in prepayment speeds, which occurred despite the increase in interest rates, and (ii) an increase in overall loss assumptions.

During the year ended December 31, 2001, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. However, the favorable interest rate environment and the current LIBOR forward curve resulted in an increase in the value of the residual interests that offset the loss in value related to the higher loss assumptions. Therefore, there was no adjustment to the carrying value of the residuals during the year ended December 31, 2001.

The following table sets forth loan sales and securitizations for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
	(in thousands)
Securitizations	$898,244	$1,029,477	$3,017,658
Whole loan sales	4,723,350	3,133,205	1,033,006
Subtotal	5,621,594	4,162,682	4,050,664
Less: Loans acquired to securitize(1)	—	—	(61,312)
Net loan sales	$5,621,594	$4,162,682	$3,989,352

(1)
Loans acquired to securitize represent loans sold back to us by whole loan investors for the purpose of securitizing those loans. These loan acquisitions are purchased at current market prices for such loans.

During the third quarter of 2000, we revised our underwriting guidelines to eliminate certain loans or loan attributes that our whole loan investors are not willing to buy. These guideline adjustments, such as the elimination of high-cost mortgages and loans to borrowers whose credit bureau scores are less than 500, were designed to allow us to originate the types of loans that are more closely aligned to the guidelines of our whole loan investors. We are continuing to focus on changes that will increase the percentage of our loans that are sold at a premium and reduce the severity of loss on loans sold at a discount.

During the year ended December 31, 2001, we sold approximately $236.7 million in loans at a discount to their outstanding principal balance. The majority of these loans were originated prior to December 31, 2000. These loans consisted of delinquent loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics. The weighted-average gain on sale on the whole loans we sold at a premium during the year was 104.4%. After taking into account discounted loan sales, the net gain on sale of whole loan sales was reduced to 103.6%. As a result of the high volume of discounted loan sales, the unsold aged inventory of loans held for sale decreased to $54.3 million as of December 31, 2001, from $78.6 million as of December 31, 2000.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2001	2000	1999
Revenues:
Gain on sale of loans	62.2%	9.1%	52.0%
Interest income	21.4	41.1	26.3
Residual interest income	12.4	30.4	11.7
Servicing income	3.6	18.4	10.0
Other income	0.4	1.0	—
Total revenues	100.0	100.0	100.0
Total expenses	71.5	122.4	71.4
Earnings (loss) before income taxes (benefit)	28.5	(22.4)	28.6
Income taxes (benefit)	12.1	(8.4)	11.7
Net earnings (loss)	16.4%	(14.0)%	16.9%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Originations and Purchases

We originated and purchased $6.2 billion in loans for the year ended December 31, 2001, compared to $4.2 billion for the year ended December 31, 2000, an increase of 50.4%. Wholesale loan originations and purchases were $5.1 billion, or 81.2%, of total originations and purchases for the year ended December 31, 2001. Retail loan originations and purchases were $1.2 billion, or 18.8%, of total originations and purchases for the year ended December 31, 2001. For the same period in 2000, wholesale and retail originations and purchases totaled $3.0 billion, or 73.3%, and $1.1 billion, or 26.7%, respectively, of total originations and purchases.

Loan Sales and Securitizations

Whole loan sales increased to $4.7 billion for the year ended December 31, 2001, from $3.1 billion for the corresponding period in 2000, an increase of 50.8%. This increase is the result of higher production volume in 2001, as well as an increase in the percentage of whole loan sales versus securitizations in 2001. Loans sold through whole loan sales represented 84.0% of total loan sales in the year ended December 31, 2001, compared to 75.3% for the corresponding period in 2000. Securitizations decreased to $898.2 million for the year ended December 31, 2001, from $1.0 billion for the comparable period in 2000, a decrease of 12.7%.

Revenues

Total revenues for the year ended December 31, 2001 increased by 79.0% to $293.3 million, from $163.9 million for the year ended December 31, 2000. This increase was primarily due to $67.0 million in fair value adjustments to residual interests during 2000, which reduced gain on sale of loans during this period. After the effect of the adjustment, revenues for the year ended December 31, 2001 increased by $62.4 million, or 38.1%. This increase was the result of higher gain on sale of loans during 2001, partially offset by decreases in interest and servicing income.

Gain on Sale

The components of the gain on sale of loans are illustrated in the following table:

	For the Year Ended December 31,
	2001	2000
	(in thousands)
Gain from whole loan sale transactions	$170,717	$73,737
Gain from securitization of loans	15,894	54,035
Cash gain from securitization of loans	32,402	2,062
Non-cash gain from servicing asset	4,938	8,009
Cash gain on sale of servicing rights	11,273	—
Securitization expenses	(3,820)	(4,637)
Accrued interest	(4,455)	(7,201)
Provision for losses	(15,106)	(15,451)
Fair value adjustment of residual interests	—	(67,006)
Non-refundable loan fees(1)	67,645	61,085
Premiums paid(2)	(30,242)	(27,287)
Origination costs	(60,700)	(62,800)
Hedging gains (losses)	(5,934)	406
Gain on sales of loans	$182,612	$14,952

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income.    Interest income decreased by 6.9% to $62.7 million for the year ended December 31, 2001, compared to $67.4 million for the same period in 2000, primarily as a result of lower average loans receivable held for sale. While loan production volume was significantly higher in 2001, the holding period for loans in the first half of the year averaged less than 30 days from funding. In the second half of 2001, as part of our growth and operating strategies, we increased the holding period to approximately 45 to 60 days in order to optimize net interest income.

Residual Interest Income.    Residual interest income decreased to $36.4 million for the year ended December 31, 2001 from $49.9 million for the corresponding period in 2000, a decrease of 27.1%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income.    Servicing income decreased by 64.7% to $10.6 million for the year ended December 31, 2001, from $30.1 million for the year ended December 31, 2000. This decrease resulted from the sale of servicing rights to $4.8 billion in mortgage loans to Ocwen Federal Bank FSB during the first quarter of 2001. The initial transfer of $242.1 million of this servicing portfolio to Ocwen was completed in June 2001, and the balance was transferred to Ocwen in August 2001. Subsequent to August 2001, we no longer receive servicing fees and related income on this portion of our portfolio.

Expenses

Operating expenses increased slightly to $209.9 million for the year ended December 31, 2001 from $200.7 million for the comparable period in 2000, an increase of 4.6%. Personnel expenses increased to $83.4 million for the year ended December 31, 2001 from $57.4 million for the same period in 2000 as a result of higher loan origination and purchase volume. The increase in personnel expense was partially offset by a decrease in interest expense, to $54.1 million for the year ended December 31, 2001 from $72.1 million for the same period in 2000, primarily due to a significant decrease in the interest rates charged on our financing facilities. All other expense categories remained relatively the same in 2001.

Income Taxes

Income taxes increased to $35.5 million for the year ended December 31, 2001 from a benefit of $13.8 million for the comparable period in 2000. This increase resulted from an increase in pretax income, as well as an increase in the effective tax rate to 42.5% for the year ended December 31, 2001, from 37.4% for the comparable period in 2000. The effective tax rate for 2000 was affected by the non-deductibility of certain net operating losses for tax purposes, which reduces the income tax benefit derived from recording pre-tax losses.

Residual Interests

Residual interests in securitizations decreased to $306.9 million at December 31, 2001, from $361.6 million at December 31, 2000, a decrease of 15.1%. The decrease resulted from the call of security 1998-NC5 in January of 2001, as well as cash flows received during the year that reduce the carrying value of residual interests.

During the year ended December 31, 2001, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. However, the favorable interest rate environment and the current LIBOR forward curve resulted in an increase in the value of the residual interests that offset the loss in value related to the higher loss assumptions. Therefore, there was no adjustment to the carrying value of the residuals at December 31, 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Originations and Purchases

We originated and purchased $4.2 billion in loans for the year ended December 31, 2000, compared to $4.1 billion for the year ended December 31, 1999, an increase of 1.8%. Loans originated and purchased through our Wholesale Division and Worth Funding were $3.1 billion, or 73.3%, of total originations and purchases for the year ended December 31, 2000. Loans originated through our Retail Branch Operations and Central Retail Division were $1.1 billion, or 26.7%, of total originations and purchases for the year ended December 31, 2000. Our subsidiary, Primewest Funding, merged with another subsidiary, New Century Mortgage Corporation, during the latter part of 2000 and became a part of our Central Retail Operations.

Loan Sales and Securitizations

Whole loan sales for the year ended December 31, 2000 increased to approximately $3.2 billion, or 203.3%, from $1.0 billion for the corresponding period in 1999. This increase was the result of our election to sell a greater percentage of our loan originations and purchases through whole loan sales during 2000. Securitizations decreased to $1.0 billion for the year ended December 31, 2000, from $3.0 billion for the year ended December 31, 1999, a decrease of 65.9%.

Revenues

Total revenues for the year ended December 31, 2000 decreased to $163.9 million, or 29.9%, from $233.9 million for the year ended December 31, 1999, due primarily to $67.0 million in adjustments recorded to our residual interests in securitizations, including a $26.9 million loss resulting from the call and subsequent resale of the collateral underlying the 1998 NC-5 security. This adjustment reduced the gain on sale of loans, which decreased to $15.0 million for the year ended December 31, 2000, or 87.7%, from $121.7 million for the year ended December 31, 1999.

We sold $4.2 billion in loans for the year ended December 31, 2000, consisting of $3.2 billion through whole loan sale transactions and $1.0 billion through securitizations.

Gain On Sale.    The components of the gain on sale of loans are illustrated in the following table:

	For the Years Ended December 31,
	2000	1999
	(in thousands)
Gain from whole loan sale transactions	$73,737	$30,749
Non-cash gain from securitizations (NIR gains)	54,035	169,980
Non-cash gain from servicing asset	8,009	16,368
Cash gain (loss) from securitizations/NIMs transactions	2,062	(4,670)
Securitization expenses	(4,637)	(17,161)
Accrued interest	(7,201)	(14,807)
Fair value adjustment of residual interests	(67,006)	(23,000)
Provision for losses	(15,451)	(2,549)
Non-refundable loan fees	61,085	54,598
Premiums, net	(27,287)	(22,355)
Origination costs	(62,800)	(63,300)
Hedging gains (losses)	406	(2,181)
Gain on sales of loans	$14,952	$121,672

Interest Income.    Interest income for the year ended December 31, 2000 increased to $67.4 million, or 9.6%, from $61.5 million for the same period in 1999. Interest income is earned on loans held in inventory for sale. This interest income accrues during periods when loans are accumulated for future sales and increases as loan originations and purchases increase. The increase in interest income for the year ended December 31, 2000 was the result of a higher average inventory of loans held for sale compared to the corresponding period in 1999. The average inventory held for sale for the year ended December 31, 2000, based on quarter-end balances, was $452.5 million, compared to $387.7 million for the corresponding period in 1999.

Servicing Income.    Servicing income for the year ended December 31, 2000 increased to $30.1 million, or 28.4%, from $23.4 million for the year ended December 31, 1999. This increase was a result of the increase in the size of our servicing portfolio.

Residual Interest Income.    Residual interest income for the year ended December 31, 2000 increased to $49.9 million, or 82.1%, from $27.4 million for the year ended December 31, 1999. Residual interest income increased as a result of the increase in the average balance of residual interests in securitizations, from $261.3 million in 1999 to $385.5 million in 2000.

Expenses

Operating expenses increased by 20.1% to $200.7 million for the year ended December 31, 2000, from $167.1 million for 1999. Interest expense increased to $72.1 million for the year ended December 31, 2000 from $53.2 million for the year ended December 31, 1999, as a result of the higher average loan inventory and related warehouse and aggregation borrowings, as well as an increase in subordinated debt and residual financing outstanding. General and administrative expenses increased to $52.6 million for the year ended December 31, 2000 from $42.7 million for 1999 as a result of (i) costs incurred to develop new technology, including our automated credit grading system, (ii) costs incurred to develop our anyloan.com website, and (iii) separation expenses associated with the decrease in staff from 1,770 employees at December 31, 1999 to 1,511 employees at December 31, 2000.

Income Taxes

Income taxes decreased to a benefit of $13.8 million for the year ended December 31, 2000, from an expense of $27.4 million for 1999. This decrease resulted from a decrease in pretax income, as well as a different effective tax rate applied to the two periods. The effective tax rate of 37.4% used to calculate the tax benefit for the year ended December 31, 2000 was reduced from 40.9% by the effect of the portion of the Company’s stated net operating loss carryforward that was forfeited under California tax law.

Residual Interests

The carrying value of our residual interests at December 31, 1999 and December 31, 2000 is summarized below:

	As of December 31,
	2000	1999
	(in thousands)
Book value of securities	$361,646	$369,689
Less: General valuation allowance for NIR	—	(5,000)
Net carrying value	$361,646	$364,689

During the second quarter of 2000, we recorded a $21.2 million write-down to our residual interests we issued prior to 2000. This write-down resulted primarily from our decision to increase the discount rates used to value our residual interests. During the fourth quarter of 2000, we recorded a total write-down of $45.8 million. Approximately $26.9 million of this adjustment stemmed from Salomon Smith Barney’s exercise of a call option for our 1998-NC5 securitization transaction. None of our other securitization transactions contain such a call feature. The remainder of the fourth quarter write-downs resulted from (i) a continuing increase in prepayment speeds which occurred despite the increase in interest rates, and (ii) an increase in overall loss assumptions.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to hold these loans until we have aggregated a pool that we sell through securitizations or whole loan sales.

We use our syndicated warehouse line of credit led by U.S. Bank National Association, as well as the warehouse and aggregation facility with CDC Mortgage Capital, to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities. We then sell the loans through securitizations or whole loan sales within one to three months and pay down the aggregation facilities with the proceeds.

In prior periods, when we securitized loans, we generally needed financing secured by the residual interests that we received in the transaction. The investment bank that underwrote the securitization typically provided this financing. During 2001, as a result of NIM transactions closed concurrent with our securitizations, we realized net cash proceeds in an amount similar to whole loan sales. Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

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

The U.S. Bank Warehouse Credit Agreement.    We have a $300.0 million syndicated warehouse line of credit led by U.S. Bank National Association that expires in May 2002 and bears interest at a rate equal to the one-month LIBOR plus 1.625%. At December 31, 2001, the balance outstanding under the warehouse line of credit was $307.8 million (including loans closed by payable-through drafts, which are not formally advanced until the drafts are presented for payment). We are currently in initial discussions to renew and expand this facility.

Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. Within seven business days of funding, we are required to deposit the mortgage note and file with U.S. Bank to be held as collateral. If the file is incomplete, U.S. Bank ceases to count the loan when it calculates our available borrowing capacity. As a consequence, we are essentially forced to use our own cash to carry the loan until the file defect can be cured and the loan can be resubmitted under the warehouse line. As of December 31, 2001, our “zero collateral” balance was not material and did not affect our liquidity.

The warehouse line is contingent upon having a committed “take-out”—generally a committed aggregation facility or a forward sale commitment—for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) 99% of the unpaid principal balance of the loan and (ii) the take-out commitment level minus 2.0%.

CDC Warehouse and Aggregation Facility.    In July 2001, we entered into a $200 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in July 2002 and bears interest at rates ranging from 0.95% to 1.25% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance. As of December 31, 2001, the balance outstanding under this facility was $199.0 million.

Salomon Aggregation Facility.    As of December 31, 2001, we had a $800 million aggregation facility with Salomon Smith Barney, which bears interest at a rate generally equal to the one-month LIBOR plus 0.90%. This facility expires in December 2002. As of December 31, 2001, the outstanding balance under the facility was $228.8 million.

Salomon Loan Agreement for Delinquent and Problem Loans.    We also have a $25.0 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. This facility expires in April 2002 and bears interest at a rate equal to the one-month LIBOR plus 2.00%. As of December 31, 2001, the outstanding balance under this facility was $5.7 million.

Morgan Stanley Aggregation Facility.    We also have a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. This facility expires in November 2002 and bears interest at a rate generally equal to the one-month LIBOR plus 1.05%. As of December 31, 2001, the balance outstanding under this facility was $246.3 million.

PaineWebber Aggregation and Residual Financing Facility.    In addition, during 2001 we had a $300 million uncommitted aggregation and residual financing facility with PaineWebber Real Estate Securities. We terminated this facility in the third quarter of 2001, upon retirement of the outstanding residual financing.

Residual Financing Arrangements.    As of December 31, 2001, we have a residual financing agreement with Salomon. The Salomon facility is structured as a repurchase arrangement and does not have a specified limit. All cash flows from the financed residuals are directed to pay down the facility. Based upon current projections, we expect these cash flows to be adequate to cover the minimum monthly and quarterly pay-down obligations. If there is a shortfall, we will be required to make up the difference using our general working capital. As of December 31, 2001, the outstanding balance under the Salomon facility was $79.9 million. We expect the facility to be repaid by the end of the third quarter of 2002.

During the year ended December 31, 2001, we terminated our residual financing facilities with Greenwich Capital Markets, PaineWebber and Countrywide Warehouse Lending.

Other Borrowings

During 1999 and 2000, U.S. Bancorp provided us with a total of $40 million in subordinated debt secured by a second lien on our Warehouse Agreement collateral as well as subordinate interests in our residuals. This debt bears interest at a rate of 12% per year and expires in December 2003.

We have a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed-rate established at the time of each advance for a term of three years. In addition, we enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of December 31, 2001, the balance outstanding under these borrowing arrangements was $9.7 million.

Residual Cash Flows

We expect to have repaid all residual financing by the end of the third quarter of 2002. The majority of the funds for the repayment come from the residual cash flows themselves. Once the residual financing is repaid, we anticipate that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

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

Secondary Public Offering

In October 2001, we raised gross proceeds of approximately $41.5 million through a public offering of 3,775,000 shares of our common stock at $11.00 per share. Friedman, Billings, Ramsey & Co., Inc. served as underwriter for this transaction. Net proceeds to us, after deducting underwriting fees and offering expenses, totaled approximately $37.8 million.

Off-Balance Sheet Arrangements

In connection with our loans sold through securitization, as of December 31, 2001 there are $4.0 billion in loans owned by off-balance sheet trusts. Under generally accepted accounting principles, we have included our residual interests in these loans on our balance sheet as of December 31, 2001. Had these off-balance sheet trusts been included in our consolidated financial statements, total assets and total liabilities would have increased by $3.7 billion.

Cash Flow

For the year ended December 31, 2001, cash flow from operations provided approximately $96.9 million in cash, resulting in a cash balance of $106.7 million at year-end. Positive cash flow from operations resulted primarily from the focus on a loan sale strategy that emphasizes optimization of cash flow and a cost reduction strategy to improve both cash flow and profit margins. We made significant progress during 2001 in achieving our goals relative to both optimizing cash flow from loan sales and reducing operating expenses.

Our loan origination and purchase programs still require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility; (iv) principal and interest payments on residual financing in excess of cash flows we have received from residuals; and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) cash premiums obtained in whole loan sales and securitizations; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; and (v) cash flows from residual interests in securitizations.

Liquidity Strategy for 2002

We intend to continue to concentrate on improving cash flow in order to maintain cash flow-positive operations. Our principal strategies will be (i) continuing to maintain low loan acquisition costs for loans, (ii) reducing the number of loans that we must sell at a discount as a result of defects because they are rejected by loan buyers or because the borrower failed to make the first payment, (iii) reducing the size of the average loss on sale for those loans that are sold at a discount, (iv) improving the gain on sale of loans sold at a premium, and (v) optimizing net interest income by holding loans for a longer period of time prior to their sale or securitization. There can be no assurance that we will be able to achieve these goals and operate on a cash flow neutral or cash flow positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Income Taxes

We account for income taxes by using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Newly Issued Accounting Pronouncements

In July 2001, FASB issued SFAS No. 141, “Accounting for Business Combinations,” and SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” SFAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. As of December 31, 2001, we had goodwill of $3.3 million. Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard is not expected to be material to the consolidated balance sheet or results of operations.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains or incorporates by reference certain forward-looking statements and we intend that such forward-looking statements be subject to the safe harbor provisions of the federal securities laws. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our understanding of our competition;

•	market trends;

•	projected sources and uses of funds from operations;

•	potential liability with respect to legal proceedings; and

•	potential effects of proposed legislation and regulatory action.

Additional forward-looking statements include the following:

•	Our expectations regarding our ability to manage effectively the potentially higher risks of our industry;

•	Our expected secondary marketing strategy;

•	Our assumptions regarding the early repayment of our residual financing and its effect on our operating results;

•	Our plans regarding the use of proceeds from our 2001 private placement and secondary offering;

•	Our goal to reduce the number of loans we sell at a discount;

•	Our wholesale and retail expansion plans;

•	Our plans regarding our strategic alliance program;

•	Our expectations regarding operating costs;

•	Our plan to re-establish servicing operations and our beliefs regarding its potential benefits;

•	The assumptions underlying our residual values;

•	Our expectation regarding our continued sale of servicing rights to Ocwen;

•	Our plan to continue to evaluate and undertake selective repurchases of delinquent loans from our securitized pools;

•	Our hedging strategies;

•	Our plans to continue to enhance our fair lending efforts;

•	Our belief regarding the state of our relationship with our employees;

•	Our expectations regarding residual cash flows; and

•	Our expectations regarding the potential effects of newly issued accounting pronouncements.

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;

•	initiation of a margin call under our warehouse, aggregation or residual financing agreements;

•	assumptions underlying our residual values and loan loss allowances;

•	an increase in the prepayment speed or default rate of our borrowers;

•	the effect of changes in interest rates;

•	the condition of the secondary markets for our products;

•	the negative impact of economic slowdowns or recessions;

•	management’s ability to manage our growth and planned expansion;

•	the effect of the competitive pressures from other lenders or suppliers of credit in our market;

•	our ability to reduce the number of loans sold at a discount;

•	our ability to re-establish our servicing operations;

•	our ability to expand origination volume while maintaining low overhead; and

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market.

Other risks, uncertainties and factors, including those discussed under “Risk Factors” in this report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact our net interest income, as well as the fair value of our residual interests in securitizations. We employ hedging strategies from time to time to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause the value of our assets to decline, and result in losses when movements in interest rates cause the value of our assets to increase.

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2001. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our loans receivable held for sale will be sold in the first six months of 2002. In addition, the timing of re-pricing or maturity of our residual interests in securitizations is based on certain prepayment and loss assumptions (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details).

Description	Zero to Six Months	Six months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
Interest—sensitive assets:
Cash and cash equivalents	$106,679						106,679	106,679
Loans receivable held for sale, net	1,011,122						1,011,122	1,042,243
Residual interests in securitizations	38,636	45,239	50,905	57,235	42,709	72,184	306,908	306,908
Interest rate cap	500						500	500

Total interest—sensitive assets	$1,156,937	45,239	50,905	57,235	42,709	72,184	1,425,209	1,456,330
Interest—sensitive liabilities:
Warehouse and aggregation lines of credit	987,568						987,568	987,568
Residual financing payable	33,700	46,241					79,941	79,941
Subordinated debt			40,000				40,000	40,000
Note payable	2,385	2,353	3,868	1,140			9,746	9,746

Total interest—sensitive liabilities	$1,023,653	48,594	43,868	1,140	—	—	1,117,255	1,117,255
Excess of interest—sensitive assets over interest—sensitive liabilities	133,284	(3,355)	7,037	56,095	42,709	72,184	307,954	339,075

Cumulative net interest—sensitivity gap	$133,284	129,929	136,966	193,061	235,770	307,954		339,075

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2000. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our loans receivable held for sale will be sold in the first six months of 2001. In addition, the timing of re-pricing or maturity of our residual interests in securitizations is based on certain prepayment and loss assumptions (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details).

Description	Zero to Six Months	Six months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
Interest—sensitive assets:
Cash and cash equivalents	$10,283						10,283	10,283
Loans receivable held for sale, net	400,089						400,089	406,420
Residual interests in securitizations	39,531	13,694	91,815	113,169	27,289	76,148	361,646	361,646
Interest rate cap	881						881	881

Total interest—sensitive assets	$450,784	13,694	91,815	113,169	27,289	76,148	772,899	779,230
Interest—sensitive liabilities:
Warehouse and aggregation lines of credit	404,446						404,446	404,446
Residual financing payable	176,806						176,806	176,806
Subordinated debt			40,000				40,000	40,000
Note payable	23,201	491	431	217			24,340	24,340

Total interest—sensitive liabilities	$604,453	491	40,431	217	—	—	645,592	645,592
Excess of interest—sensitive assets over interest—sensitive liabilities	(153,669)	13,203	51,384	112,952	27,289	76,148	127,307	133,638

Cumulative net interest—sensitivity gap	$(153,669)	(140,466)	(89,082)	23,870	51,159	127,307		133,638

Item 8.    Financial Statements and Supplementary Data

Information with respect to this item is set forth in “Index to Consolidated Financial Statements.”

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names and ages of our executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding our directors will be included in our Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001, under the caption “Board of Directors and Committees of the Board” and is incorporated herein by this reference as if set forth in full herein.

Item 11.    Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001 under the captions “Executive Compensation,” “Board of Directors and Committees of the Board,” “Report of Compensation Committee,” “Performance Graph,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in our Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001 under the caption “Security Ownership of Principal Stockholders and Management,” and is incorporated herein by this reference as if set forth in full herein.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be included in our Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001 under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by this reference as if set forth in full herein.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.  Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2.  Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”

3.  Exhibits—See “Exhibit Index”

(b)  We filed the following reports on Form 8-K during the fourth quarter of 2001:

1.  On December 18, 2001, we filed a report on Form 8-K updating certain information with respect to litigation involving us.

2.  On December 21, 2001, we filed a report on Form 8-K announcing the declaration of a cash dividend to holders of our common stock.

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

Signature	Title	Date

/s/ Brad A. Morrice Brad A. Morrice	Vice Chairman, President and Chief Operating Officer	February 22, 2002

/s/ Edward F. Gotschall Edward F. Gotschall	Vice Chairman and Chief Financial Officer	February 22, 2002

/s/ Robert K. Cole Robert K. Cole	Chairman of the Board and Chief Executive Officer	February 22, 2002

/s/ Fredric J. Forster Fredric J. Forster	Director	February 22, 2002

/s/ Michael M. Sachs Michael M. Sachs	Director	February 22, 2002

/s/ Terrence P. Sandvik Terrence P. Sandvik	Director	February 22, 2002

/s/ Richard A. Zona Richard A. Zona	Director	February 22, 2002

NEW CENTURY FINANCIAL CORPORATION

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
New Century Financial Corporation:

We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KP	MG LLP

Los Angeles, California
January 31, 2002

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
	(Dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$106,679	10,283
Loans receivable held for sale, net (notes 2 and 6)	1,011,122	400,089
Residual interests in securitizations (notes 3 and 6)	306,908	361,646
Mortgage servicing assets (note 4)	—	22,945
Accrued interest receivable	1,548	1,588
Office property and equipment (notes 5 and 8)	10,860	3,171
Prepaid expenses and other assets	14,201	37,439

Total assets	$1,451,318	837,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse and aggregation lines of credit (notes 2 and 6)	$987,568	404,446
Residual financing (notes 3 and 6)	79,941	176,806
Subordinated debt (note 7)	40,000	40,000
Notes payable (note 8)	9,746	24,340
Income taxes payable (note 11)	6,592	7,498
Accounts payable and accrued liabilities (notes 10 and 13)	45,457	24,040
Deferred income taxes (note 11)	34,253	7,882

Total liabilities	1,203,557	685,012

Commitments and contingencies (note 10)

Stockholders’ equity (notes 13 and 14):
Preferred stock, $0.01 par value. Authorized 7,500,000 shares;
issued and outstanding 40,000 shares; liquidation preference $40,000	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares;
issued and outstanding 20,504,444 shares at December 31, 2001
and 14,852,931 shares at December 31, 2000	205	149
Additional paid-in capital	143,659	90,579
Retained earnings, restricted	105,547	61,426

	249,411	152,154
Deferred compensation costs	(1,650)	(5)

Total stockholders’ equity	247,761	152,149

Total liabilities and stockholders’ equity	$1,451,318	837,161

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands, except per share and share data)
Revenues:
Gain on sale of loans (note 2)	$182,612	14,952	121,672
Interest income (note 2)	62,706	67,351	61,457
Residual interest income (note 3)	36,356	49,868	27,385
Servicing income (note 4)	10,616	30,092	23,428
Other income	1,046	1,653	—

Total revenues	293,336	163,916	233,942

Expenses:
Personnel (notes 10 and 12)	83,427	57,418	54,634
Interest	54,127	72,126	53,193
General and administrative (notes 10 and 15)	52,787	52,601	42,732
Advertising and promotion	11,610	12,681	11,767
Professional services	7,901	5,871	4,730

Total expenses	209,852	200,697	167,056

Earnings (loss) before income taxes (benefit)	83,484	(36,781)	66,886
Income taxes (benefit) (note 11)	35,464	(13,756)	27,377

Net earnings (loss)	48,020	(23,025)	39,509
Dividends paid on preferred stock	2,900	2,900	2,111

Net earnings (loss) available to common stockholders	$45,120	(25,925)	37,398

Basic earnings (loss) per share (note 18)	2.74	(1.76)	2.59
Diluted earnings (loss) per share (note 18)	2.28	(1.76)	2.11
Basic weighted average shares outstanding	16,481,119	14,727,582	14,414,565
Diluted weighted average shares outstanding	21,066,584	14,727,582	18,698,904
Dividend per share	$0.05	—	—

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2001, 2000 and 1999

	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Retained earnings, restricted	Deferred compensation	Total
(In thousands)
Balance December 31, 1998	20	$—	14,474	$145	65,241	49,953	(726)	114,613
Proceeds from issuance of common stock	—	—	271	3	1,135	—	—	1,138
Issuance of common stock for acquisition
of subsidiary	—	—	10	—	108	—	—	108
Proceeds from issuance of preferred stock	20	—	—	—	20,000	—	—	20,000
Purchase of treasury stock	—	—	(60)	(1)	(859)	—	—	(860)
Amortization of deferred compensation	—	—	—	—	—	—	566	566
Net earnings	—	—	—	—	—	39,509	—	39,509
Preferred stock dividends	—	—	—	—	—	(2,111)	—	(2,111)

Balance December 31, 1999	40	—	14,695	147	85,625	87,351	(160)	172,963
Proceeds from issuance of common stock	—	—	149	1	912	—	—	913
Issuance of common stock for acquisition
of subsidiary	—	—	69	1	792	—	—	793
Purchase of treasury stock	—	—	(60)	—	(562)	—	—	(562)
Issuance of warrants	—	—	—	—	3,812	—	—	3,812
Amortization of deferred compensation	—	—	—	—	—	—	155	155
Net loss	—	—	—	—	—	(23,025)	—	(23,025)
Preferred stock dividends	—	—	—	—	—	(2,900)	—	(2,900)

Balance December 31, 2000	40	—	14,853	149	90,579	61,426	(5)	152,149
Proceeds from issuance of common stock	—	—	5,544	55	54,461	—	—	54,516
Issuance of common stock for acquisition
of subsidiary	—	—	12	—	125	—	—	125
Issuance of restricted stock	—	—	214	2	2,188	—	(2,190)	—
Purchase of treasury stock	—	—	(119)	(1)	(1,063)	—	—	(1,064)
Cancelation of warrants	—	—	—	—	(2,631)	—	—	(2,631)
Amortization of deferred compensation	—	—	—	—	—	—	545	545
Net earnings	—	—	—	—	—	48,020	—	48,020
Preferred stock dividends	—	—	—	—	—	(2,900)	—	(2,900)
Common stock dividends	—	—	—	—	—	(999)	—	(999)

Balance December 31, 2001	40	$—	20,504	$205	143,659	105,547	(1,650)	247,761

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$48,020	(23,025)	39,509
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,080	11,540	6,226
Deferred income taxes	26,371	(19,612)	14,750
NIR gains	(15,894)	(54,035)	(169,980)
Initial deposits to over-collateralization accounts	(6,738)	(23,927)	(87,940)
Cash received from residual interests	65,794	55,025	28,154
Servicing gains	(4,938)	(8,009)	(16,368)
Accretion of NIRs	(36,525)	(49,705)	(23,685)
Fair value adjustment of residual securities	—	67,006	23,000
Net proceeds from NIMS transaction	—	8,679	76,098
Provision for losses	15,106	15,451	2,549
Loans originated or acquired for sale	(6,250,934)	(4,148,208)	(4,082,145)
Loan sales, net	5,621,734	4,162,682	3,984,597
Principal payments on loans receivable held for sale	18,847	31,545	12,336
Increase (decrease) in warehouse and aggregation lines of credit	583,122	(30,083)	82,883
Net change in other assets and liabilities	24,832	(26,120)	(6,985)

Net cash provided by (used in) operating activities	96,877	(30,796)	(117,001)

Cash flows from investing activities:
Sale of mortgage servicing rights	24,748	—	—
Purchase of office property and equipment	(3,045)	(1,312)	(2,131)
Purchase of mortgage servicing rights	—	(115)	—
Net proceeds from calls of residuals	22,204	—	—
Acquisition of Primewest	—	(43)	—

Net cash provided by (used in) investing activities	43,907	(1,470)	(2,131)

Cash flows from financing activities:
Net proceeds from (repayments of) residual financing	(70,968)	(687)	55,195
Proceeds from issuance of subordinated debt	—	20,000	20,000
Proceeds from (net repayments of) notes payable	(23,972)	21,289	(934)
Payment of dividends on convertible preferred stock	(2,900)	(2,900)	(1,786)
Proceeds from issuance of stock	54,516	913	21,138
Purchase of treasury stock	(1,064)	(562)	(860)

Net cash provided by (used in) financing activities	(44,388)	38,053	92,753

Net increase (decrease) in cash and cash equivalents	96,396	5,787	(26,379)
Cash and cash equivalents, beginning of year	10,283	4,496	30,875

Cash and cash equivalents, end of year	$106,679	10,283	4,496

Supplemental cash flow disclosure:
Interest paid	$54,063	72,647	52,005
Income taxes paid	9,999	5,857	14,865
Supplemental noncash financing activity:
Restricted stock issued	2,190	—	—
Stock issued in connection with acquisitions	125	793	108
Warrants issued to US Bank	—	3,812	—
Accrued dividends on common and preferred stock	1,482	483	483
Cancelation of warrants	2,631	—	—
Net assets acquired through acquisition of subsidiary	—	553	—
Fixed assets acquired through capital leases	9,378	—	—

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

(1)    Summary of Significant Accounting Policies

(a)  Organization

New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary, commenced operations in February 1996 and is a specialty finance company engaged in the business of originating, purchasing and selling mortgage loans secured primarily by first and second mortgages on single family residences. PWF Corporation (Primewest), a retail sub-prime originator, was a wholly-owned subsidiary acquired in January 1998 and merged into New Century Mortgage Corporation in December 2000. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage Corporation, was formed in December 1998 to conduct the secondary marketing activities of the Company. Anyloan Financial Corporation (formerly Anyloan Holdings, Inc.), a wholly-owned subsidiary of the Company, and its subsidiaries, The Anyloan Company and NC Insurance Services, were formed in October 1999 and May 2000, respectively, to conduct the Company’s web-based lending and mortgage servicing-related insurance operations. Worth Funding Inc., a wholly-owned subsidiary of New Century Mortgage Corporation, was acquired in March 2000 to conduct the Company’s centralized operations.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of the Company’s wholly-owned subsidiaries, New Century Mortgage Corporation and Anyloan Financial Corporation. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

(c)  Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks. Cash and cash equivalents include $6.4 million in cash held in a restricted margin account associated with the Company’s interest rate risk management activities as of December 31, 2001.

(d)  Loans Receivable Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis.

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

Loan sales and securitizations are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the loans are measured by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values at the date of transfer.

(f)  Derivatives

On January 1, 2001 the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard obligates the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged items are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the change in the fair value of derivatives designated as hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Upon the implementation of SFAS NO. 133, there was no transition adjustment required since all derivatives were already recognized at fair value on the balance sheet.

As of December 31, 2001, no hedge designation was specified for the outstanding derivatives. Certain interest rate caps were used to protect against interest rate risk on residual interests in securitizations. Such caps had a value of $500,000 at December 31, 2001 and are included in other assets on the consolidated balance sheet.

Additionally, the Company uses Euro futures contracts to provide protection against interest rate risk on its residual interests in securitizations. As of December 31, 2001, the Company had recognized a hedge loss of $2.9 million, which is included in accounts payable and accrued liabilities on the balance sheet.

(g)  Allowance for Losses

The allowance for losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. The allowance represents the Company’s estimate of the total losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sale of loans and credited to the allowance and are determined to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.

(h)  Office Property and Equipment

Office property and equipment are stated at cost. The straight-line method of depreciation is followed for financial reporting purposes. Depreciation and amortization are provided in amounts sufficient to relate the cost of assets to operations over their estimated service lives or the lives of the respective leases, whichever is shorter. The estimated service lives for furniture and office equipment, computer hardware/software, and leasehold improvements are five years, three years, and five years, respectively.

(i)  Goodwill

Goodwill recorded in connection with the January 1998 acquisition of Primewest totaled $5.2 million and is being amortized over a seven-year period using the straight-line method. Goodwill recorded in connection with

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the March 2000 acquisition of Worth Funding Inc., a wholly-owned subsidiary of New Century Mortgage Corporation, totaled $553,000 and is being amortized over a seven-year period using the straight-line method. Effective January 1, 2002, goodwill will no longer be amortized. Goodwill will be reviewed for possible impairment by discounting the operating income at an appropriate discount rate. Accumulated amortization was $2.7 million and $1.7 million at December 31, 2001 and 2000, respectively.

(j)  Financial Statement Presentation

The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities, and net working capital as of December 31, 2001 as follows (dollars in thousands):

Current assets	$1,217,425
Current liabilities	1,124,296

Net working capital	$93,129

(k)  Errors and Omissions Policy

In connection with the Company’s lending activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $5.0 million each at December 31, 2001.

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

The loan securitizations are generally structured as follows. First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPE) which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate representing a residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust. The OC Account is required by the servicing agreement to be maintained at certain levels.

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

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes an effective discount rate of approximately 13.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization and a range of 15.0% to 20.0% on the estimated cash flows released from the Trust to value Residuals through NIMS.

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

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For NIMS transactions, the Company will receive cash flows once the holders of the senior bonds and certificates created in the NIMS transaction are fully paid.

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 2.30% to 3.65% for adjustable-rate securities and 2.30% to 3.88% for fixed-rate securities. These estimates are based on historical loss data for comparable loans, the specific characteristics of the loans originated by the Company, and the existence of mortgage insurance. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company has used a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). The Company’s prepayment curve and default estimates have resulted in weighted average lives of between 2.75 to 2.99 years for its adjustable-rate securities and 2.77 to 4.24 years for its fixed-rate securities.

Historically, the Company performs an evaluation of its Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

(n)  Mortgage Servicing Asset

In March 2001, the Company sold the majority of its servicing rights to Ocwen Federal Bank FSB (Ocwen). In connection with this transaction, the Company contracted with Ocwen to sub-service all of the Company’s loans held for sale and loans serviced for others. Ocwen assumed these servicing responsibilities in August 2001. For the year ended December 31, 2000, the Company performed all of the servicing functions for its securitizations, loans serviced for others, and loans held for sale.

The Company recognizes a servicing asset based on the excess of the fees received for the servicing and collection of the mortgage loans over the subservicer fees and the costs incurred by the Company in performing the servicing functions. This servicing asset is amortized in proportion to, and over the period of, estimated net servicing income.

For the purposes of measuring impairment, the Company stratifies the mortgage loans it services using the type of loan as the primary risk. Impairment is measured utilizing the current estimated fair value of the mortgage servicing asset.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o)  Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No.25, Accounting for Stock Issued to Employees, (APB 25), and related interpretation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. However, the Company provides pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period.

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

(q)  Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations, and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

(r)  Advertising

The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expenses as incurred.

(s)  Reclassification

Certain amounts for prior years’ presentation have been reclassified to conform to the current year’s presentation.

(t)  Segment Reporting

The Company, through the branch network of its subsidiary, New Century Mortgage Corporation, provides a broad range of mortgage products. While the Company’s management monitors the revenue streams through wholesale and retail loan originations, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment.

(u)  Recent Accounting Developments

In July 2001, FASB issued SFAS No. 141, Accounting for Business Combinations and SFAS No. 142, Accounting for Goodwill and Intangible Assets. SFAS No. 141 eliminates the ability to utilize the pooling of interests method of accounting for business combination transactions initiated after June 30, 2001. The purchase method of accounting is now required. SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective for the Company beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

must be evaluated for impairment based on estimated fair value. As of December 31, 2001, the Company had goodwill of $3.3 million. Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard is not expected to be material to the consolidated balance sheet or results of operations.

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as a part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No.144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

(2)    Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or fair value at December 31 is as follows (dollars in thousands):

	2001	2000
Mortgage loans receivable:
First trust deeds	$1,007,788	376,080
Second trust deeds	3,334	25,059
Net deferred origination costs (fees)	—	(1,050)

	$1,011,122	400,089

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001 and 2000 the Company had loans receivable held for sale of approximately $10.9 million and $23.5 million, respectively, on which the accrual of interest had been discontinued. If these loans receivable had been current throughout their terms, interest income would have increased by approximately $719,000 and $952,000 in the years ended December 31, 2001 and 2000, respectively.

(a)  Interest Income

The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

	2001	2000	1999
Interest on loans receivable held for sale	$62,002	65,022	59,504
Interest on cash and cash equivalents	704	2,329	1,953

	$62,706	67,351	61,457

(b)  Gain on Sales of Loans

Gain on sales of loans was comprised of the following components for the years ended December 31 (dollars in thousands):

	2001	2000	1999
Gain from whole loan sale transactions	$170,717	73,737	30,749
Non-cash gain from securitizations (NIR gains)	15,894	54,035	169,980
Non-cash gain from servicing asset	4,938	8,009	16,368
Cash gain from sales of servicing rights	11,273	—	—
Cash gain (loss) from securitizations/NIM transactions	32,402	2,062	(4,670)
Securitization expenses	(3,820)	(4,637)	(17,161)
Accrued interest	(4,455)	(7,201)	(14,807)
Write down of NIR	—	(67,006)	(23,000)
Provision for losses	(15,106)	(15,451)	(2,549)
Nonrefundable fees	67,645	61,085	54,598
Premiums, net	(30,242)	(27,287)	(22,355)
Origination costs	(60,700)	(62,800)	(63,300)
Derivative gains (losses)	(5,934)	406	(2,181)

	$182,612	14,952	121,672

(c)  Originations and Purchases

During the year ended December 31, 2001 approximately 43.6% and 5.5% of the Company’s total loan originations and purchases were in the states of California and Illinois, respectively. During the year ended December 31, 2000 approximately 37.9% and 5.6% of the Company’s total loan originations and purchases were in the states of California and Illinois, respectively.

(d)  Significant Customers

During the year ended December 31, 2001 the Company sold $2.3 billion in loans to CS First Boston and $1.8 billion in loans to Morgan Stanley Dean Witter, which represented 41.3% and 31.1%, respectively, of total loans sold. During the year ended December 31, 2000 the Company sold $1.3 billion in loans to CS First Boston and $483.4 million in loans to CIT, which represented 31.9% and 11.6%, respectively, of total loans sold.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    Residual Interest in Securitizations

Residual interests in securitizations consist of the following components for the years ended December 31 (dollars in thousands):

	2001	2000
Over-collateralization amount	$206,935	242,636
Net interest receivable (NIR)	99,973	119,010

	$306,908	361,646

The following table for the activity in the over-collateralization account at December 31 (dollars in thousands):

	2001	2000
Balance, beginning of year	$242,636	184,545
Initial deposits to OC accounts	6,738	23,927
Reclassification of NIR to OC	—	15,479
Call transactions	(56,449)	—
Additional deposits to OC accounts	24,120	26,601
Release of cash from OC accounts	(10,110)	(7,916)

	$206,935	242,636

The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

	2001	2000
Balance, beginning of year	$119,010	185,144
NIR gains	15,894	54,035
Cash received from NIRs	(79,804)	(73,710)
Accretion of NIR	36,525	49,705
Reclassification of NIR to OC	—	(15,479)
Sale of NIRs through NIMs	(15,692)	(8,679)
Write down of NIR	—	(72,006)
Increase in NIR through call transactions	24,040	—

	$99,973	119,010

During the year ended December 31, 2001 the Company sold $898.2 million in loans through securitization transactions and recognized a pretax gain of $40.0 million, which is included in gain on sale of loans. Concurrent with the securitizations, the Company sold a portion of the residual interest through NIM transactions. In future periods, the Company will receive NIR from the securitizations, once the NIM bonds are repaid. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

The Company uses certain assumptions and estimates to determine the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayments rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the NIMs transactions completed in 2001, the fair value assigned to the retained interests at the date of securitization, was $15.9 million. Key economic assumptions used to measure the retained interest at this date were as follows: prepayment curves which resulted in a weighted average life of 2.74 years; a weighted average static pool loss ranging from 2.64% to 3.84%; a discount rate of 20%; and the actual LIBOR forward curve at the time of the securitization.

At December 31, 2001 key economic assumptions and the sensitivity of the current fair value of residual interests in securitization to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands):

	Security type
	Fixed	Adjustable	Total
Carrying value/fair value of residual interests	$128,597	178,311	306,908
Assumed weighted average life in years	3.58	2.85
Decline in fair value with 10% adverse change	5.7%	5.6%
Decline in fair value with 20% adverse change	10.8%	10.6%
Assumed cumulative pool losses	3.44%	2.73%
Decline in fair value with 10% adverse change	4.3%	1.8%
Decline in fair value with 20% adverse change	8.5%	3.7%
Assumed discount rate	Range of 13% to 20%
Decline in fair value with 10% adverse change	4.1%	2.5%
Decline in fair value with 20% adverse change	8.0%	4.9%
Interest rate assumptions	Current Forward LIBOR curve
Decline in fair value with 10% adverse change	4.7%	0.9%
Decline in fair value with 20% adverse change	9.1%	1.8%

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

In order to mitigate the interest rate risk inherent in the residual interests, the Company entered into Euro futures contracts with a notional balance totaling $7.1 billion. These contracts expire over a period of eighteen months, declining in proportion to the percentage of the underlying loans that are re-pricing.

The table below summarizes cash flows received in connection with securitizations during the year ended December 31, 2001 (dollars in thousands):

Cash proceeds from new securitizations	$32,403
Initial deposits to OC accounts	(6,738)
Servicing fees received	9,199
Cash flows received from residuals	65,794
Net decrease in servicing advances	20,863
Prepayment interest shortfalls	(1,093)

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized delinquencies and credit losses as of December 31, 2001 for the Company’s securitized loans and loans held for sale (dollars in thousands):

	Total principal amount of loans	Delinquent principal over 60 days	Inception to– date credit losses (net of recoveries)
Adjustable rate loans	$3,287,783	353,917	80,123
Fixed rate loans	1,766,374	176,737	57,877

Total managed loans	$5,054,157	530,654	138,000

Comprised of:
Loans sold through securitization	$4,043,035

Loans held for sale	1,011,122

Total managed loans	$5,054,157

As discussed in footnote 1, the $4.0 billion in loans sold through securitization in the table above have been sold by the Company to off-balance sheet trusts. The Company’s only ownership interest in the off-balance sheet trusts is its residual interests in securitizations of $306.9 million at December 31, 2001.

(4)    Mortgage Servicing Asset

The following table summarizes activity in mortgage servicing asset for the years ended December 31 (dollars in thousands):

	2001	2000
Beginning balance	$22,945	22,145
Additions	4,938	8,009
Purchases of servicing	—	115
Sales of servicing	(26,245)	—
Amortization	(1,638)	(7,324)

	$—	22,945

Servicing Income

The following table presents the components of servicing income for the years ended December 31 (dollars in thousands):

	2001	2000	1999
Servicing and ancillary fees collected	$11,872	37,135	26,017
Amortization of mortgages servicing asset	(1,638)	(7,324)	(2,888)
Prepayment penalties collected	382	282	298

	$10,616	30,092	23,428

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Office Property and Equipment

Office property and equipment consist of the following at December 31 (dollars in thousands):

	2001	2000
Leasehold improvements	$1,238	1,093
Furniture and office equipment	2,256	1,773
Computer hardware and software	18,425	6,631

	21,919	9,497
Less accumulated depreciation and amortization	(11,059)	(6,326)

	$10,860	3,171

(6)    Short-Term Financing

Warehouse and aggregation lines of credit consist of the following at December 31 (dollars in thousands):

	2001	2000
A $300 million line of credit expiring in May 2002 secured by loans receivable held for sale, bearing interest based on one month LIBOR (rate was 3.50% at December 31, 2001)	$307,833	201,705
A $200 million line of credit expiring in July 2002 secured by loans receivable held for sale, bearing interest based on one month LIBOR (rate was 2.97% at December 31, 2001)	198,975	—
A $800 million master repurchase agreement expiring in December 2002, bearing interest based on one month LIBOR (rate was 2.84% at December 31, 2001)	228,771	167,522
A $25 million master loan and security agreement bearing interest based on one month LIBOR (rate was 4.44% at December 31, 2001) secured by delinquent loans and REO properties, expiring in April 2002	5,736	3,952
A $400 million loan and security agreement bearing interest based on one month LIBOR (rate was 2.92% at December 31, 2001), secured by loans receivable held for sale, expiring in November 2002	246,253	29,071
A $300 million loan and security agreement bearing interest based on one month LIBOR, secured by loans receivable held for sale. The Company canceled this facility during 2001	—	639
A $300 million loan and security agreement bearing interest based on one month LIBOR, secured by loans receivable held for sale. The Company canceled this facility during 2001	—	1,557

	$987,568	404,446

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residual financing payable:

	2001	2000
$80 million residual financing line, secured by residual interests in securitizations bearing interest based on one month LIBOR (rate was 3.62% at December 31, 2001), expiring December 2002	$79,941	161,241
$10 million residual financing line, secured by residual interests in securitizations, which was fully repaid and canceled during 2001	—	9,632
$4 million residual financing line, secured by residual interests in securitizations, which was fully repaid and canceled during 2001	—	3,533
$3 million residual financing line, secured by residual interests in securitizations, which was fully repaid and canceled during 2001	—	2,400

	$79,941	176,806

The weighted average interest rate on the warehouse and aggregation lines of credit payable was 3.10% and 7.80% at December 31, 2001 and 2000, respectively. The weighted average interest rate on residual financing payable was 3.62% and 7.77% at December 31, 2001 and 2000, respectively.

The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity and available borrowing capacity of at least $10.0 million, and certain debt to net worth ratios and comply with regulatory and investor requirements. At December 31, 2001 the Company was in compliance with these financial and other covenants.

(7)    Subordinated Debt

In October 1999, the Company entered into an agreement with US Bancorp to amend the warehouse line of credit agreement to include a subordinated debt component. The Company borrowed $20.0 million in subordinated debt in October 1999 and an additional $20.0 million in the year ended December 31, 2000. Such debt bears interests at a rate of 12.0% per annum and matures in December 2003.

(8)    Notes Payable

Notes payable consists of (i) $9.7 million in equipment financing leases which are classified as capital leases; (ii) a revolving, uncommitted financing line of credit of $5.0 million, collateralized by office property and equipment bearing interest at revolving, uncommitted rates varying from 6.50% to 10.59% payable in blended monthly payments of principal and interest and maturing commencing from April 2002 to December 2004; and (iii) at December 31, 2000 a $22.5 million borrowing from the Company’s warehouse lender which rolls weekly, secured by servicing advances and certain other assets. The $22.5 million facility was terminated by the Company in March 2001.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of notes payable at December 31, for the years ended are as follows (dollars in thousands):

Due in 2002	$4,738
Due in 2003	3,868
Due in 2004	1,140

$9,746

(9)	Loan Servicing

In March 2001, the Company sold mortgage servicing rights to $4.8 billion in loans to Ocwen Federal Bank FSB. Ocwen also agreed to sub-service the Company’s remaining servicing portfolio, as well as its loans receivable held for sale, effective August 2001.

Concurrent with the sale of servicing, Ocwen assumed all servicing advance responsibilities. As of December 31, 2001 the Company had no outstanding advances.

(10)	Commitments and Contingencies

(a) Related Party

The Company has entered into employment agreements with the four original executive officers (the Founding Managers). The original term of each agreement continued in effect until December 31, 1998. In November 1998, the agreements were amended to extend until December 31, 2002. Then, in January 1999, the agreements were superseded by new employment agreements, also extending until December 31, 2002. The new agreements provide that on December 31, 2000 and on each December 31 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. The Founding Managers received a salary of $333,000 for 1999, plus a $500 per month auto allowance. Effective January 1, 2000, the board of directors increased the Founding Managers’ salary to $350,000, plus a $500 per month auto allowance. On December 27, 2000 one of the four Founding Managers resigned from the Company. Separation expenses totaling $1.2 million are included in personnel expenses for the year ended December 31, 2000. On December 31, 2000 the expiration date of the employment agreements of the remaining three Founding Managers was automatically extended to December 31, 2003. Effective January 1, 2001 the board of directors increased the Founding Managers’ salary to $367,500, plus a $500 per month auto allowance.

On January 1, 2002 the Company and the Founding Managers entered into amended and restated employment agreements superseding the prior agreements. The amended agreements extend until December 31, 2004. On January 1, 2003 and on each January 1 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. The Founding Managers receive a salary of $385,875 plus a $500 per month auto allowance for 2002.

In February 1999, the board of directors approved the 1999 Incentive Compensation Plan (the Incentive Compensation Plan). The board designed the Incentive Compensation Plan so that the Founding Managers’ bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company’s stockholders approved the Incentive Compensation Plan in May 1999.

The Founding Managers’ January 1999 employment agreements provide for two awards for 1999 under the Incentive Compensation Plan: one for the Company’s performance during the first six months of the year, and the second for the Company’s performance for the entire year. The awards base the potential incentive compensation on the ratio (the Ratio) of the Company’s earnings (the Earnings) to its Total Stockholders’ Equity.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the January 1, 1999 to June 30, 1999 performance period, if the Ratio is at least 10% but less than 20%, each Founding Manager is entitled to 1.25% of Earnings in excess of 10% of Total Stockholders’ Equity. If the Ratio is at least 20%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 10% of Total Stockholders’ Equity, plus (ii) 0.50% of Earnings in excess of 20% of Total Stockholders’ Equity. For the January 1, 1999 to December 31, 1999 performance period, if the Ratio is at least 20% but less than 40%, each Founding Manager is entitled to 1.25% of the Earnings in excess of 20% of Total Stockholders’ Equity. If the Ratio is at least 40%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 20% of Total Stockholders’ Equity, plus (ii) 0.50% of Earnings in excess of 40% of Total Stockholders’ Equity. For 2000 and 2001, the thresholds of 10%, 20%, and 40% are reduced to 9%, 18%, and 35%, respectively. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 200% of the Founding Manager’s current annual salary are paid in cash. Any amounts exceeding 200% of the base salary are paid in restricted stock unless the Committee and the Founding Manager agree otherwise.

The Founding Managers’ January 2002 employment agreements provide for two awards under the Incentive Compensation Plan: one for the Company’s performance during the first six months of the year, and the second for the Company’s performance for the entire year. As before, the awards base the potential incentive compensation on the ratio of the Company’s Earnings to its Total Stockholders’ Equity, using definitions under the Incentive Compensation Plan. For each six-month performance period, if the Ratio is at least 9% but less than 14%, each Founding Manager is entitled to 1.125% of Earnings in excess of 9% of Total Stockholders’ Equity for that period. If the Ratio is at least 14% but less than 19%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 14% of Total Stockholders’ Equity for that period. If the Ratio is at least 19%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 14% but not in excess of 19% of Total Stockholders’ Equity, plus (iii) 0.60% of Earnings in excess of 19% of Total Stockholders’ Equity for that period. For each 12-month performance period, if the Ratio is at least 18% but less than 28%, each Founding Manager is entitled to 1.125% of Earnings in excess of 18% of Total Stockholders’ Equity for that period. If the Ratio is at least 28% but less than 38%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 28% of Total Stockholders’ Equity for that period. If the Ratio is at least 38%, each Founding Manager will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 28% but not in excess of 38% of Total Stockholders’ Equity, plus (iii) 0.60% of Earnings in excess of 38% of Total Stockholders’ Equity for that period. Notwithstanding these calculations, the award for a Founding Manager for a six-month performance period is capped at 80% of his then current base salary. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 150% of the Founding Manager’s current annual salary are paid in cash. Any amounts exceeding 150% of the base salary are paid in restricted stock, unless the Committee and the Founding Manager agree otherwise.

Included in personnel expense for the years ended December 31, 2001, 2000, and 1999, respectively, are $2.2 million, zero, and $1.7 million, related to the Incentive Compensation Plan.

(b) Operating Leases

The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2005. Total rental expenditures under these leases were approximately $8.2 million, $8.5 million, and $7.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. The

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company and its subsidiaries lease office property and equipment from various equipment leasing companies under operating lease agreements. These operating leases expire from January 2002 to November 2004. Total rental expenditures under these office property and equipment leases were approximately $6.5 million, $9.4 million, and $5.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Minimum rental commitments for these leases are as follows (dollars in thousands):

Year ending December 31:
2002	$12,401
2003	8,965
2004	4,161
2005	914

$26,441

(c) Loan Commitments

Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers which are subject to change by the Company. Although the Company generally honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had commitments to fund loans of approximately $1.0 billion and $487.6 million at December 31, 2001 and 2000, respectively.

The Company had commitments to sell loans of $600.0 million and $117.6 million at December 31, 2001 and 2000, respectively, to whole loan investors.

(d) Contingencies

The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company’s loan sale agreements is adequately provided for in the repurchase liability included in accounts payable and accrued liabilities on the consolidated balance sheets.

At December 31, 2001 and 2000 included in accounts payable and accrued liabilities are approximately $9.5 million and $6.4 million, respectively, in allowances for losses related to possible off-balance sheet recourse, repurchase agreement provisions, and repurchases from securitization trusts. The activity in the allowance related to possible off-balance sheet recourse and repurchase agreement provisions for the years ended December 31 is summarized as follows (dollars in thousands):

	2001	2000	1999
Balance, beginning of year	$6,443	3,665	2,382
Provision for losses	15,106	15,451	2,549
Charge-offs, net	(12,010)	(12,673)	(1,266)

Balance, end of year	$9,539	6,443	3,665

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Litigation

In August 2000, the Company was informed by the Federal Trade Commission that it was conducting an inquiry to determine whether the Company had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations our retail units generated comply with applicable law. The Company is cooperating with the inquiry and the Commission is reviewing data and information the Company has provided.

In October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors, on behalf of themselves and other consumers located in the State of Ohio whose credit transaction was brokered by Equibanc and Central Mortgage. The Company was not named in the original complaint. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. The Company filed a motion to dismiss this complaint in December 2000. Plaintiffs filed their Second Amended Complaint in May 2001. The Company filed a second motion to dismiss all claims in late August 2001; the judge granted the motion in part, and denied in part; dismissing the claims brought under the Fair Housing Act, 42 U.S.C. § 3604(b). Plaintiffs filed a motion to strike the class allegations on October 2, 2001; the judge granted the motion. The case will proceed as to the individual plaintiffs.

In June 2001, the Company was served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending Act (TILA) and Business & Professions Code § 17200. Specifically, the complaint alleges that the Company gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. The Company filed its answer in July 2001. The Company filed a Motion for Summary Judgment which was granted on January 25, 2002; the judge held that New Century had not violated TILA and dismissed the §17200 claim without prejudice.

In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments made to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. The Company filed its answer in September 2001. Management believes the allegations lack merit, especially in light of HUD’s October Policy Statement upholding the use of yield spread premiums, and will defend the action vigorously.

In August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. The Company filed an answer in September 2001 and intends to defend the action vigorously.

In November 2001, Shirley H. Ngo filed a class action complaint against New Century Mortgage Corporation in the U.S. District Court for the Northern District of Georgia. The complaint alleges that payments

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made to mortgage brokers, referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The Company’s answer was filed and followed by the filing of a motion to stay the action.

In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. The Company’s response is due in late February 2002.

The Company is also a party to various legal proceedings arising out of the ordinary course of business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company.

(11)    Income Taxes

Components of the Company’s provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2001	2000	1999
Current:
Federal	$7,449	9,848	10,418
State	1,644	3,506	2,209

	9,093	13,354	12,627

Deferred:
Federal	21,983	(22,989)	12,075
State	4,388	(4,121)	2,675

	26,371	(27,110)	14,750

	$35,464	(13,756)	27,377

Actual income taxes (benefit) differ from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31 to earnings before income taxes as follows (dollars in thousands):

	2001	2000	1999
Computed “expected” income taxes	$29,219	(12,873)	23,410
State tax, net of Federal benefit	3,921	(400)	3,173
Other	2,324	(483)	794

	$35,464	(13,756)	27,377

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

	2001	2000
Deferred tax assets:
Allowance for loan losses	$3,835	2,665
State taxes	2,334	1,409
Office property and equipment	593	386
Net operating loss carryover	4,907	16,200
Deferred loan fees	1,790	1,456
Other	249	242

	13,708	22,358

Deferred tax liabilities:
Noncash gain from securitization	47,943	30,218
Other	18	22

	47,961	30,240

Net deferred income tax liability	$34,253	7,882

As of December 31, 2001 the Company had Net Operating Loss (NOL) carryforwards for federal and state purposes of $12 million and $12 million, respectively, which are available to offset future taxable income, if any, through 2020 and 2010, respectively.

There was no valuation allowance for deferred tax assets at December 31, 2001 and 2000, respectively.

Deferred tax assets are initially recognized for differences between the financial statement carrying amount and the tax bases of assets and liabilities which will result in future deductible amounts and operating loss and tax credit carryforwards. A valuation allowance is then established to reduce that deferred tax asset to the level at which it is “more likely than not” that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards depends on having sufficient taxable income of an appropriate character within the carryback and carryforward periods. Sources of taxable income of an appropriate character that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences, (3) future taxable income generated by future operations and (4) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 2001 and 2000.

(12)    Employee Benefit Plans

On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. The Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company will match 25% of the first

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6% or compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the Plan by the Company for the years ended December 31, 2001, 2000, and 1999 were $713,000, $802,000, and $538,000, respectively.

In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the Plan) for the benefit of eligible employees. This plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. Plan periods are six months, with the exception of the first plan period, which was October 13, 1997 to December 31, 1997. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 153,771 shares of common stock under this plan.

In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. This plan allows eligible employees to defer payment of a portion of their salary to future years. The Company does not contribute to this plan.

(13)    Stockholders’ Equity

(a)  Convertible Preferred Stock

In November 1998, the Company issued 20,000 shares of Series 1998-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1998-A preferred stock are entitled to convert each share of Series 1998-A preferred stock into 136.24 shares of common stock. The Series 1998-A preferred stock earns a dividend at a rate of 7.5% per annum, payable quarterly. In July 1999, the Company issued 20,000 shares of Series 1999-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1999-A preferred stock are entitled to convert each share of Series 1999-A preferred stock into 69.98 shares of common stock. The Series 1999-A preferred stock earns a dividend at a rate of 7.0% per annum, payable quarterly. At December 31, 2001 and 2000 accrued dividends of $483,000 are included in accounts payable and accrued liabilities. Upon liquidation, the holders of Series 1998-A and 1999-A preferred stock are entitled to receive, in preference to any payment on common stock, an amount equal to $1,000 per share and any accumulated unpaid dividends.

(b)  Common Stock

In May 1997, pursuant to certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of the four Founding Managers. The Company recorded $2.8 million in deferred compensation expense and additional paid in capital at the grant date. The deferred compensation expense is being amortized over the vesting period of the restricted stock, which is in equal installments in May 1998, 1999, and 2000. Included in personnel expenses for the years ended December 31, 2001, 2000, and 1999 is zero, $155,000, and $566,000, respectively, related to the amortization of deferred compensation.

In March 1999, the Company issued 9,872 shares of common stock in connection with its obligations under the Primewest acquisition agreement.

In May 1999, the Company received 59,756 shares of common stock from its Founding Managers as payment of the Company’s withholding obligations upon vesting of the second installment of the May 1997 Founding Managers’ Restricted Stock Awards and the first installment of the April 1998 Restricted Stock Award. The fair value of the stock at the time it was paid to the Company was $860,000. These shares were cancelled in August 1999.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 1999, the Company issued 42,377 shares of common stock upon the exercise of 100,000 warrants held by Comerica.

In March 2000, the Company issued 2,732 shares of common stock in connection with its obligations under the Primewest Acquisition Agreement.

In April 2000, the Company issued 13,577 shares in connection with the acquisition of Worth Funding, a wholly-owned subsidiary of New Century Mortgage Corporation.

In May 2000, the Company received 59,734 shares of common stock from its Founding Managers as payment of the Company’s withholding obligations upon vesting of the third installment of the May 1997 Founding Managers’ Restricted Stock Awards and the second installment of the April 1998 Restricted Stock Award. The fair value of the stock at the time it was paid to the Company was $562,000. These shares were cancelled in September 2000.

In December 2000, the Company issued 55,090 shares of common stock in connection with its obligations under the Primewest acquisition agreement.

In January 2001, the Company issued 11,919 shares of common stock in connection with the acquisition of Worth Funding.

In February 2001, the Company issued 152,000 shares of restricted stock to certain employees. The Company recorded $1.5 million in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2001 is $455,000 related to the amortization of deferred compensation.

In July 2001, the Company issued 1,442,308 shares in connection with a private placement of shares, for which the Company received $14.1 million in cash, after deducting offering expenses.

In August 2001, the Company issued 62,000 shares of restricted stock to certain of its employees. The Company recorded $671,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2001 is $85,000 related to amortization of deferred compensation expense.

In October 2001, the Company issued 3.2 million shares of common stock in connection with a secondary public offering. In addition, the Company issued 525,000 shares to cover the underwriters’ over-allotment option. The Company received $37.8 million in cash from this transaction, after deducting offering expenses.

In December 2001, the Company declared a cash dividend of $0.05 per share for stockholders of record on January 15, 2002. The dividend was paid on January 31, 2002.

(c)  Warrants

In May 1997, the Company issued to Comerica warrants to purchase 100,000 shares of common stock as $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica with respect to servicing the Company’s loans. During 1998, Comerica forfeited the right to receive an additional 183,333 warrants due to noncompletion of certain services. The warrants granted are exercisable over five years, and were fully vested at December 31, 2000. The Company believes that the warrant prices approximated the fair value of the Company’s stock at the

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date of grant. In accordance with FASB No. 123, $675,000 has been determined to be the value of the stock warrants issued on the measurement date. As of December 31, 1999, the value of the warrants had been amortized as general and administrative expenses. As of December 31, 2001 and 2000, 50,000 warrants remain outstanding.

In April 2000, the Company issued warrants to US Bank in connection with the extension of the maturity of the subordinated debt. The Company issued a total of 725,000 warrants which were deemed to have a value of $3.8 million. Included in general and administrative expenses for the year ended December 31, 2000 is $1.2 million in amortization related to these warrants.

In January 2001, US Bank forfeited the 725,000 warrants. The Company recorded a reduction in additional paid-in capital of $2.6 million as a result of the forfeiture.

(14)    Stock Options

In 1995, the Company adopted and received stockholders’ approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 3.5 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to October 2006. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 120,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 7,500 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 10,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 30,000 granted to two nonemployee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. All stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant.

At December 31, 2001 there were 87,553 shares available for grant under the Plan. Of the options outstanding at December 31, 2001 and 2000, 1,215,625 and 1,414,936, respectively, were exercisable with weighted average exercise prices of $9.20 and $8.86, respectively. The per share weighted average fair value of stock options granted during the year ended December 31, 2001 and 2000 was $4.48 and $4.00, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000
Expected life (years)	4.5	4.5
Risk-free interest rate	4.0%	6.0%
Volatility	55.0%	55.0%
Expected annual dividend yield	2.08%	—

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	2001	2000	1999
Net earnings (loss):
As reported	$48,020	(23,025)	39,509
Pro forma	46,148	(24,855)	38,135
Basic earnings (loss) per share:
As reported	$2.74	(1.76)	2.59
Pro forma	2.62	(1.88)	2.50
Diluted earnings (loss) per share:
As reported	$2.28	(1.76)	2.11
Pro forma	2.19	(1.88)	2.04

Stock options activity during the years ended December 31 is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1998	2,067,120	$8.19
Granted	448,000	14.54
Exercised	(179,165)	4.63
Canceled	(62,575)	11.92

Balance at December 31, 1999	2,273,380	9.62
Granted	333,500	7.66
Exercised	(108,847)	4.32
Canceled	(299,772)	11.77

Balance at December 31, 2000	2,198,261	9.26
Granted	965,750	10.47
Exercised	(349,435)	6.47
Canceled	(265,326)	13.12

Balance at December 31, 2001	2,549,250	9.77

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001 the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable, and weighted average price of options currently exercisable are as follows:

Range of exercise prices	Number outstanding	Weighted average remaining term	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 0.50–0.50	5,900	4.33	$0.50	5,900	$0.50
1.75–1.75	4,350	4.75	1.75	4,350	1.75
3.50–3.50	41,400	5.00	3.50	41,400	3.50
7.00–7.00	65,500	8.25	7.00	8,625	7.00
7.50–7.61	596,527	6.28	7.47	500,277	7.51
8.38–8.38	63,100	6.75	8.38	36,850	8.38
9.00–9.00	17,100	8.30	9.00	7,100	9.00
9.50–9.63	52,840	7.58	9.56	37,590	9.53
9.95–9.98	505,000	9.76	9.98	—	—
10.00–10.75	244,296	7.79	10.12	92,746	10.18
11.00–11.75	759,437	7.51	11.21	378,837	11.04
12.00–12.75	163,600	7.22	12.45	86,150	12.46
17.00–17.00	4,700	5.41	17.00	4,325	17.00
18.25–18.25	25,500	7.66	18.25	11,475	18.25

(15) General	and Administrative Expenses

A summary of general and administrative expenses for the year ended December 31 is as follows (dollars in thousands):

	2001	2000	1999
Other administrative expenses	$11,705	7,999	6,346
Occupancy	10,578	10,807	8,488
Depreciation and amortization	5,897	4,166	2,778
Telephone	4,315	4,849	4,575
Postage and courier	3,340	4,143	3,633
Travel, entertainment, and conferences	4,634	2,610	3,454
Servicing	2,209	2,697	2,896
Equipment rental	6,483	9,842	7,074
Data processing	1,795	3,339	1,477
Office supplies	1,831	2,149	2,011

	$52,787	52,601	42,732

(16) Fair	Value of Financial Instruments

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

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments as of December 31 are as follows (dollars in thousands):

	2001
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$106,679	106,679
Loans receivable held for sale, net	1,011,122	1,042,243
Residual interests in securitizations	306,908	306,908
Interest rate cap	500	500
Financial liabilities:
Warehouse and aggregation lines of credit	$987,568	987,568
Residual financing payable	79,941	79,941
Subordinated debt	40,000	40,000
Notes payable	9,746	9,746
Euro futures contracts	2,929	2,929

	2000
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$10,283	10,283
Loans receivable held for sale, net	400,089	406,420
Residual interests in securitizations	361,646	361,646
Interest rate cap	881	881
Financial liabilities:
Warehouse and aggregation lines of credit	$404,446	404,446
Residual financing payable	176,806	176,806
Subordinated debt	40,000	40,000
Notes payable	24,340	24,340

The following methods and assumptions were used in estimating the Company’s fair value disclosures for financial instruments.

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

Interest rate cap and Euro futures contracts:    The fair value of the interest rate cap and the Euro futures contracts is determined based on a market quote.

Warehouse lines of credit and residual financing payable:    The carrying value reported in the balance sheet approximates fair value as the warehouse lines of credit and residual financing payable are due upon demand and bear interest at a rate that approximates current market interest rates for similar type lines of credit.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(17)    Condensed Financial Information of Parent Company

The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial Corporation:

CONDENSED BALANCE SHEETS

	December 31
	2001	2000
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$1,618	768
Investment in and receivable from subsidiaries	248,413	151,721
Other assets	—	2,631

	$250,031	155,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,270	2,971
Stockholders’ equity	247,761	152,149

	$250,031	155,120

CONDENSED STATEMENTS OF OPERATIONS

	2001	2000	1999
	(Dollars in thousands)
Interest income	$4,621	3,926	3,187
Equity in undistributed earnings (loss) of subsidiaries	47,226	(21,509)	39,206

	51,847	(17,583)	42,393

Personnel	823	2,215	1,602
General and administrative	1,758	3,163	571
Professional services	679	994	479

	3,260	6,372	2,652

Earnings (loss) before income taxes (benefit)	48,587	(23,955)	39,741
Income taxes (benefit)	567	(930)	232

Net earnings (loss)	$48,020	(23,025)	39,509

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	2001	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$48,020	(23,025)	39,509
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	545	1,336	668
Decrease (increase) in other assets	—	411	1,624
Increase (decrease) in other liabilities	(1,700)	1,999	244
Equity in undistributed earnings of subsidiaries	(47,226)	21,509	(39,206)

Net cash provided by (used in) operating activities	(361)	2,230	2,839

Cash flows from investing activity:
Decrease (increase) in investment in and receivables from subsidiary	(49,341)	(241)	(20,570)

Cash flows from financing activities:
Proceeds from issuance of stock	54,516	913	21,138
Purchase of treasury stock	(1,064)	(562)	(860)
Dividends paid on preferred stock	(2,900)	(2,900)	(1,786)

Net cash provided by (used in) financing activities	50,552	(2,549)	18,492

Net increase (decrease) in cash and cash equivalents	850	(560)	761
Cash and cash equivalents, beginning of period	768	1,328	567

Cash and cash equivalents, end of period	$1,618	768	1,328

(18)    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	2001	2000	1999
Numerator:
Net earnings (loss)	$48,020	(23,025)	39,509
Less preferred stock dividends	2,900	2,900	2,111

Earnings (loss) available to common stockholders	$45,120	(25,925)	37,398

Denominator:
Denominator for basic earnings per share— weighted average common shares outstanding	$16,481,119	14,727,582	14,414,565
Effect of dilutive securities:
Convertible preferred stock	4,124,400	—	3,132,490
Restricted stock awards	160,203	—	180,954
Warrants	—	—	29,569
Stock options	300,862	—	941,326

Denominated for diluted earnings per share	$21,066,584	14,727,582	18,698,904

Basic earnings (loss) per share	$2.74	(1.76)	2.59
Diluted earnings (loss) per share	2.28	(1.76)	2.11

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For 2000, 1,243,661 stock options, 40,000 shares of convertible preferred stock and 725,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive in periods where losses are reported. In addition, for 2001, 2000, and 1999, 955,037, 947,100, and 224,300 stock options, respectively and 50,000 warrants for 2001 and 2000, whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.

(19)    Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31 (dollars in thousands, except per share amounts):

	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Gain on sale of loans	$62,536	61,397	38,129	20,550
Interest income	19,999	19,732	13,717	9,258
Other income	8	131	420	487
Residual interest income	8,691	6,981	9,530	11,154
Servicing income	302	810	2,998	6,506

Total revenues	91,536	89,051	64,794	47,955
Operating expenses	51,185	60,082	47,435	51,150

Earnings (loss) before income taxes	40,351	28,969	17,359	(3,195)
Income taxes (benefit)	17,086	12,255	7,466	(1,343)

Net earnings (loss)	$23,265	16,714	9,893	(1,852)

Basic earnings (loss) per share	$1.14	0.99	0.61	(0.17)
Diluted earnings (loss) per share	0.94	0.81	0.51	(0.17)

	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Gain (loss) on sale of loans	$(26,518)	20,265	(1,605)	22,810
Interest income	15,801	15,338	17,771	18,441
Other income	549	564	540	—
Residual interest income	13,694	13,369	11,481	11,324
Servicing income	6,883	7,654	7,746	7,809

Total revenues	10,409	57,190	35,933	60,384
Operating expenses	53,553	48,884	50,593	47,667

Earnings (loss) before income taxes	(43,144)	8,306	(14,660)	12,717
Income taxes (benefit)	(16,712)	3,569	(6,057)	5,444

Net earnings (loss)	$(26,432)	4,737	(8,603)	7,273

Basic earnings (loss) per share	$(1.84)	0.27	(0.63)	0.45
Diluted earnings (loss) per share	(1.84)	0.24	(0.63)	0.38

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	First Amended and Restated Certificate of Incorporation of the Company(1)

3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock(2)

3.3	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock(3)

3.4	First Amended and Restated Bylaws of the Company(1)

4.1	Specimen Stock Certificate(1)

4.2	Specimen Series 1998A Convertible Preferred Stock Certificate(4)

4.3	Specimen Series 1999A Convertible Preferred Stock Certificate(5)

10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)*

10.2	1995 Stock Option Plan, as amended (incorporated by reference from the Company’s Form S-8 Registration Statement (No. 333-56514) as filed with the Securities and Exchange Commission on March 2, 2001*

10.3	Office Building Lease by and between Koll Center Irvine Number Two and New Century Financial Corporation dated April 11, 1997(1)

10.4	Registration Rights Agreement, dated May 30, 1997, by and between the Company and certain stockholders of the Company(1)

10.5	Form of Equalization Option granted to Edward Gotschall in December 1996(1)*

10.6	New Century Financial Corporation Comerica Warrant to Purchase Common Stock issued to Comerica on May 30, 1997(1)

10.7	Office Building Lease by and between AGBRI Cowan and the Company dated November 6, 1997(6)

10.8	Employee Stock Purchase Plan, as amended(7)*

10.9	Master Lease Agreement by and between New Century Mortgage Corporation and General Electric Capital Corporation, dated as of October 24, 1997(6)

10.10	Deferred Compensation Plan (incorporated by reference from the Company’s Form S-8 Registration Statement (No. 333-68467) as filed with the Securities and Exchange Commission on December 7, 1998)*

10.11	Preferred Stock Purchase Agreement, dated as of October 18, 1998, between the Company and U.S. Bancorp(2)

10.12	Form of Founding Managers’ Employment Agreement, dated January 1, 1999(4)*

10.13	1999 Incentive Compensation Plan (incorporated by reference from the Company’s Proxy Statement as filed with the Securities and Exchange Commission on April 2, 1999)*

10.14	Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association dated May 26, 1999(5)

10.15	Master Loan and Security Agreement by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated June 23, 1999(5)

10.16	Residual Financial Facility Agreement by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated June 23, 1999(5)

10.17	Master Loan and Security Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Paine Webber Real Estate Securities, Inc., dated as of July 20, 1999(5)

10.18	Preferred Stock Purchase Agreement, dated as of July 26, 1999, between the Company and U.S. Bancorp(5)

Exhibit Number	Description of Document

10.19	First Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated August 31, 1999(8)

10.20	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated September 1, 1999(8)

10.21
Amendment to Master Loan and Security Agreement dated as of July 20, 1999 by and among New Century Mortgage Corporation, NC Capital Corporation and Paine Webber Real Estate Securities, Inc., dated as of September 30, 1999(8)

10.22	Industrial Lease, dated October 11, 1999, between the Company and the Irvine Company(8)

10.23	Second Amendment to Fourth Amended and Restated Credit Agreement between the Company and U.S. Bank National Association, dated October 15, 1999(8)

10.24
Amendment Number One to Master Loan and Security Agreement dated as of June 23, 1999 by and between NC Capital Corporation and Greenwich Capital Financial Products, Inc., dated as of October 23, 1999(8)

10.25	Third Amendment to Pledge and Security Agreement dated February 17, 2000 between New Century Mortgage Corporation and U.S. Bank National Association (7)

10.26	Amendment to Letter Agreement dated as of September 1, 1999 by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated March 7, 2000(7)

10.27	Subordinated Loan Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 28, 2000(3)

10.28	Warrant Issuance Agreement by and among New Century Financial Corporation, U.S. Bancorp and U.S. Bank National Association, dated April 28, 2000(3)

10.29	Promissory Note by New Century Mortgage Corporation, dated April 28, 2000(3)

10.30	Amended and Restated Registration Rights Agreement by and among New Century Financial Corporation, U.S. Bancorp and U.S. Bank National Association, dated April 28, 2000(3)

10.31	Amended and Restated Pledge and Security Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 30, 2000(3)

10.32	Amended and Restated Security Agreement by and among NC Capital Corporation, NC Residual II Corporation and U.S. Bank National Association, dated April 30, 2000(3)

10.33	Amended and Restated Servicing Security Agreement by and among New Century Mortgage Corporation and U.S. Bank National Association, dated April 30, 2000(3)

10.34	Intercreditor Agreement by and among U.S. Bank National Association, NC Capital Corporation, NC Residual II Corporation and Salomon Smith Barney, Inc. dated April 26, 2000(3)

10.35	Master Loan & Security Agreement, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated April 1, 2000(3)

10.36	Letter Agreement, by and among Salomon Brothers Realty Corp., NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000(3)

10.37	Third Amendment to Fourth Amended and Restated Credit Agreement dated May 24, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association(9)

10.38	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated June 29, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(9)

10.39	Amendment Number Two to the Master Loan and Security Agreement, dated June 23, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(9)

Exhibit Number	Description of Document

10.40	Amendment Number One to the Residual Financing Facility Agreement, dated June 23, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(9)

10.41	Intercreditor Letter Agreement, dated June 30, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(9)

10.42	Purchase Agreement dated July 20, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association(9)

10.43	Restated Purchase Agreement dated July 31, 2000 by and among New Century Mortgage Corporation and U.S. Bank National Association(9)

10.44	Warrant, dated April 28, 2000, issued to U.S. Bank National Association (650,000 shares)(10)

10.45	Warrant, dated April 28, 2000, issued to U.S. Bank National Association (37,500 shares)(10)

10.46	Warrant, dated July 18, 2000, issued to U.S. Bank National Association(10)

10.47	Warrant, dated October 30, 2000, issued to U.S. Bank National Association(10)

10.48	Amendment Number Two to Residual Financing Facility Agreement, dated September 28, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(10)

10.49	Amendment Number Three to Residual Financing Facility Agreement, dated October 31, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(10)

10.50	Amendment to Letter Agreement by and between Salomon Brothers Realty Corp., NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000(10)

10.51	Irrevocable Proxy, dated November 11, 2000, executed by Brookhaven Capital Management, LLC, Watershed Partners, L. P. and Vincent A. Carrino(10)

10.52	First Amendment to Subordinated Loan Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association dated July 20, 2000(11)

10.53	Letter Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corporation, dated November 30, 2000(11)

10.54	Letter Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corporation, dated December 27, 2000(11)

10.55	Amendment Number Four to Residual Financing Facility Agreement, dated November 21, 2000 by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc.(11)

10.56	Termination of the Master Loan and Security Agreement by and among NC Capital Corporation and Greenwich Capital Financial Products, Inc. dated February 13, 2001(11)

10.57	Termination Agreement by and among New Century Financial Corporation, PWF Corporation, Paul B. Akers and Kirk Redding, dated December 13, 2000(11)

10.58	Master Loan and Security Agreement by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc., dated December 1, 2001(11)

10.59	Separation Agreement and General Release by and between New Century Financial Corporation and Steve Holder, dated as of December 27, 2000(11)

10.60	Consulting Agreement between New Century Financial Corporation and Steve Holder, dated as of December 27, 2000(11)

10.61	Termination Letter regarding U.S. Bank National Association’s Warrants, dated January 12, 2001(11)

10.62	Termination Letter regarding U.S. Bank National Association’s Shareholder Agreements with Robert Cole, Brad Morrice, Ed Gotschall and Steve Holder dated January 12, 2001(11)

Exhibit Number	Description of Document

10.63	Servicing Rights Purchase Agreement by and among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001(11)

10.64	Receivables Financing Facility Agreement by and among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001(11)

10.65	Residential Flow Interim Servicing and Servicing Rights Purchase Agreement by and between New Century Mortgage Corporation and Ocwen Federal Bank FSB, dated as of March 1, 2001(11)

10.66	First Amendment to Restated Purchase Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association, dated February 28, 2001(11)

10.67	Second Amendment to Subordinated Loan Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association dated as of March 29, 2001(11)

10.68	Third Amended and Restated Subordinated Promissory Note executed by New Century Mortgage Corporation in favor of U.S. Bank National Association, dated as of March 29, 2001(11)

10.69
TBMA/ISMA Global Master Repurchase Agreement by and between Salomon Smith Barney Inc. as Agent for Salomon Brothers International Limited and NC Capital Corporation and Annex I thereto, dated as of March 29, 2001(11)

10.70
TBMA/ISMA Global Master Repurchase Agreement by and between Salomon Smith Barney Inc. as Agent for Salomon Brothers International Limited and NC Residual II Corporation and Annex I thereto, dated as of March 29, 2001(11)

10.71
Letter Agreement dated March 29, 2001 by and among U.S. Bank National Association, NC Capital Corporation, NC Residual II Corporation and Salomon Smith Barney as Agent for Salomon Brothers International Ltd.(11)

10.72	Letter dated March 29, 2001 from U.S. Bancorp to the Corporation regarding termination of certain board rights(11)

10.73
Amended and Restated Annex I dated April 30, 2001 to the Global Master Repurchase Agreement, dated as of March 29, 2001, by and among Salomon Smith Barney, Inc., as agent for Salomon Brothers International Limited, NC Residual II Corporation and New Century Mortgage Corporation(12)

10.74
Amended and Restated Annex I dated April 30, 2001 to the Global Master Repurchase Agreement, dated as of March 29, 2001, by and among Salomon Smith Barney, Inc., as agent for Salomon Brothers International Limited, NC Capital Corporation and New Century Mortgage Corporation(12)

10.75	Amendment No. 1 to the Master Loan and Security Agreement dated April 2, 2001 by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000(12)

10.76
Amendment No. 1 to the Custodial Agreement dated April 2, 2001 by and among NC Capital corporation, U.S. Bank Trust National Association and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000(12)

10.77
Amendment No. 1 to the Master Loan & Security Agreement dated April 1, 2000, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated March 30, 2001(12)

10.78
Amendment No. 2 to the Master Loan & Security Agreement dated April 1, 2000, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp, dated May 1, 2001(12)

Exhibit Number	Description of Document

10.79	Fifth Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association dated May 23, 2001(13)

10.80
Agreement to Increase Commitment Amount by and among New Century Mortgage Corporation, NC Capital Corporation, U.S. Bank National Association and CDC Mortgage Capital Inc., dated as of June 25, 2001(13)

10.81	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated June 1, 2001(13)

10.82	Amendment No. 1 to the Letter Agreement dated July 2, 2001 by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated June 1, 2001(13)

10.83	Amendment No. 3 to the Master Loan & Security Agreement dated June 12, 2001, by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000(13)

10.84	Purchase Agreement by and among New Century Financial Corporation and Friedman, Billings, Ramsey & Co., Inc., dated July 19, 2001(13)

10.85	Placement Agency Agreement, by and among New Century Financial Corporation and Friedman, Billings, Ramsey & Co., Inc., dated July 19, 2001(13)

10.86	Master Repurchase Agreement by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001(13)

10.87	Amendment No. 1 to Master Repurchase Agreement, dated August 31, 2001, by and among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation(14)

10.88	Amendment No. 5 to Master Loan and Security Agreement, dated September 18, 2001, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(14)

10.89	Letter Agreement dated September 7, 2001 between New Century Mortgage Corporation and Ocwen Federal Bank FSB (15)

10.90	Amendment No. 6 to Master Loan and Security Agreement dated as of October 29, 2001 by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc(15)

10.91	Amended and Restated Master Loan and Security Agreement by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc., dated December 1, 2001

10.92	Amendment No. 2 to the Master Repurchase Agreement dated as of December , 2001 by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001

10.93	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated January 1, 2002

10.94	Form of Amended and Restated Founding Managers’ Employment Agreement, dated January 1, 2002 *

10.95	First Amendment to the Fifth Amended and Restated Credit Agreement between New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association dated January 11, 2002

10.96
Amendment No. 1 to the Amended and Restated Master Loan and Security Agreement dated February 15, 2002, by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2001

10.97
Amendment No. 3 to the Master Repurchase Agreement dated as of February 22, 2002 by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001.

Exhibit Number	Description of Document

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 333-25483) as filed with the Securities and Exchange Commission on June 23, 1997.
(2)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 on file with the Securities and Exchange Commission.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 16, 1999.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 on file with the Securities and Exchange Commission.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 on file with the Securities and Exchange Commission.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2000.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.
(13)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on July 27, 2001.
(14)	Incorporated by reference from the Company’s Form Report S-2/A as filed with the Securities and Exchange Commission on October 4, 2001.
(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001.