Form 10-Q
period 2002-03-31
NEW CENTURY FINANCIAL CORP
filed 2002-05-15
CIK 1036075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number    000-22633

NEW CENTURY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	33-0683629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18400 VON KARMAN, SUITE 1000, IRVINE, CALIFORNIA	92612
Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (949) 440-7030

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

YES   ☒             NO  ☐

As of April 30, 2001, 24,458,639 shares of common stock of New Century Financial Corporation were outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include (i) the expectation that we will rebuild our servicing platform and begin servicing loans by the fourth quarter of 2002, (ii) the assumptions used to value our residual securities, including the assumptions relating to prepayment rates, losses and delinquencies, and the discount rate, (iii) our beliefs regarding the volume and anticipated losses on the loans we expect to repurchase in the 2nd quarter 2002 from our securitized pools, (iv) the expectation that we will continue to complete NIM transaction in connection with our securitizations in order to realize higher cash proceeds, (v) our expectations regarding funding new originations and purchases on our new UBS Warburg and Bank of America credit facilities, (vi) our expectations regarding the terms and timing of the amended Salomon Aggregation Facility, (vii) our expectations regarding the timing of repayment of the Salomon residual financing facility, (viii) our expectation regarding the timing and source of funds to repay the U.S. Bank subordinated debt, (ix) our expectation that after repayment of our residual financing, the residual cash flows will be a significant source of liquidity and working capital to support future operations, (x) the expectation that we will continue to maintain cash flow-positive operations, (xi) our strategy of continuing to maintain low loan acquisition costs, (xii) our strategy of reducing the number of loans that we must sell at a discount as well as the size of the average loss on sale of loans sold at a discount, (xiii) our strategies to improve gain on sale on loans and optimize net interest income, (xiv) our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations, (xv) the expectations regarding the sensitivity of our residual securities to interest rate changes, (xvi) the assumptions underlying our hedging strategy and (xvii) our expectation that our litigation will not have a material adverse effect on our business. There are many factors that could cause the Company’s actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) our ability to sustain and manage our growth, (ii) our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms, (iii) our ability to execute a smooth transition to funding under our new credit facilities, (iv) the condition of the whole loan and securitization markets, (v) the initiation of a margin call under any of our warehouse or aggregation facilities; (vi) the effect of competitive pressures from other lenders or suppliers of credit in our market, (vii) the general level of interest rates in the economy, (viii) our ability to implement our plans to re-establish our servicing platform, (ix) changes in the value of residential real property in the markets we serve, (x) the effect of proposed legislation and regulations that could restrict our business, (xi) the outcome of our pending litigation and (xii) the other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2001 and our other filings with the Securities and Exchange Commission.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents	$120,239	$106,679
Loans receivable held for sale, net (notes 2 and 5)	1,146,775	1,011,122
Residual interests in securitizations (notes 3 and 5)	303,734	306,908
Mortgage servicing assets (note 4)	4,561	—
Office property and equipment	11,198	10,860
Prepaid expenses and other assets	12,598	15,749

TOTAL ASSETS	$1,599,105	$1,451,318

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Warehouse and aggregation lines of credit (note 5)	$1,099,822	$987,568
Residual financing	58,127	79,941
Subordinated debt	40,000	40,000
Notes payable	8,565	9,746
Income taxes payable	25,676	6,592
Accounts payable and accrued liabilities	59,550	45,457
Deferred income taxes	34,253	34,253

Total liabilities	1,325,993	1,203,557

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares;
32,856 shares issued and outstanding; liquidation preference $32,856	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares;
issued and outstanding 20,819,377 shares at March 31, 2002
and 20,504,444 shares at December 31, 2001	208	205
Additional paid-in capital	139,502	143,659
Retained earnings, restricted	134,954	105,547

	274,664	249,411
Deferred compensation costs	(1,552)	(1,650)

Total stockholders’ equity	273,112	247,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,599,105	$1,451,318

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Gain on sale of loans	$78,433	$20,550
Interest income	25,977	9,258
Residual interest income	7,840	11,154
Servicing income	41	6,506
Other income	7	487

Total revenues	112,298	47,955

Expenses:
Personnel	29,358	18,100
Interest	11,270	16,095
General and administrative	13,761	13,165
Advertising and promotion	3,087	2,784
Professional services	1,559	1,006

Total expenses	59,035	51,150

Earnings (loss) before income taxes (benefit)	53,263	(3,195)
Income taxes (benefit)	22,345	(1,343)

Net earnings (loss)	$30,918	$(1,852)
Dividends on preferred stock	(442)	(725)

Net earnings (loss) available to common stockholders	$30,476	$(2,577)

Basic earnings (loss) per share (note 6)	$1.49	$(0.17)

Diluted earnings (loss) per share (note 6)	$1.21	$(0.17)

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(In thousands)

	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net earnings (loss)	$30,918	$(1,852)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,005	2,369
NIR gains	12,050	—
Initial deposits to OC accounts	(17,878)	—
Cash flows received from residual interests	13,715	12,309
Accretion of NIRs	(8,602)	(11,154)
Servicing gains	(4,611)	(1,383)
Market value adjustment of residual securities	3,889	—
Provision for losses	20,604	2,691
Loans originated or acquired for sale	(2,657,001)	(1,028,299)
Loan sales, net	2,516,764	953,829
Principal payments on loans receivable held for sale	4,971	3,235
Increase in warehouse and aggregation lines of credit	112,254	59,885
Net change in other assets and liabilities	15,579	15,445

Net cash provided by operating activities	44,657	7,075

Cash flows from investing activities:
Purchase of office property and equipment	(2,114)	(467)
Net proceeds from call of residual interests	—	6,512
Sale of mortgage servicing rights	—	21,257

Net cash provided (used in) by investing activities	(2,114)	27,302

Cash flows from financing activities:
Net repayments of residual financing	(21,814)	(12,577)
Proceeds from (net repayments of) notes payable	(1,181)	(22,882)
Payment of dividends on convertible preferred stock	(725)	(725)
Payment of dividends on common stock	(1,028)	—
Net proceeds from issuance of stock	3,612	633
Net proceeds from purchase of treasury stock	(7,847)	—

Net cash used in financing activities	(28,983)	(35,551)

Net increase (decrease) in cash and cash equivalents	13,560	(1,174)
Cash and cash equivalents, beginning of period	106,679	10,283

Cash and cash equivalents, end of period	$120,239	$9,109

Supplemental cash flow disclosure:
Interest paid	$10,981	$15,485
Income taxes paid	$3,261	$289
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	$—	$125
Restricted stock issued	$291	$1,520
Restricted stock cancelled	$210	$—
Cancellation of warrants	$—	$2,631
Accrued dividends	$1,241	$483

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2002 and 2001

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Recent accounting developments – In July 2001, FASB issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement is effective for the Company beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. As of March 31, 2002, the Company had goodwill of $3.3 million. Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard did not have a material affect to the consolidated balance sheet or results of operations.

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

The Company adopted SFAS No. 144 on January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have any material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

In April 2002, the FASB issued SFAB No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

When the company adopts the provision SFAS No. 145 on January 1, 2003 there will not be a material affect to the consolidated balance sheet or results of operations.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 2.04% to 3.64% for adjustable-rate securities and 2.79% to 3.91% for fixed-rate securities. These estimates are based on historical loss data and comparable loans, the specific characteristics of the loans originated by the Company, and the existence of mortgage insurance. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company’s prepayment curve and default estimates have resulted in weighted average lives of between 2.75 to 2.99 years for its adjustable-rate securities and 2.77 to 4.24 years for its fixed-rate securities.

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

2.    Loans Receivable Held for Sale, Net

A summary of loans receivable held for sale, at the lower of cost or market at March 31, 2002 and December 31, 2001 follows (dollars in thousands):

	March 31,	December 31,
	2002	2001
Mortgage loans receivable	$1,146,775	$1,011,122
	$1,146,775	$1,011,122

3.    Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at March 31, 2002 and December 31, 2001 (dollars in thousands):

	March 31,	December 31,
	2002	2001
Over-collateralization account	$230,099	$206,935
Net interest receivable (NIR)	73,635	99,973

	$303,734	$306,908

The following table summarizes activity in the NIR amounts for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	March 31, 2002	March 31, 2001
Balance, beginning of period	$99,973	$119,010
NIR gains	(12,050)	—
Cash received from NIRs	(19,001)	(19,259)
Accretion of NIR	8,602	11,154
Market Value Adjustment	(3,889)	—
Increase in NIR through call transactions	—	7,883

Balance, end of period	$73,635	$118,788

The call transaction in 2001 represents the effect of the January 2001 exercise of the call option for the Company’s 1998-NC5 securitization transaction.

The following table summarizes activity in the OC accounts for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	March 31, 2002	March 31, 2001
Balance, beginning of period	$206,935	$242,636
Initial deposits to OC accounts	17,878	—
Call transactions	—	(40,292)
Additional deposits to OC accounts	7,474	7,381
Release of cash from OC accounts	(2,188)	(431)

Balance, end of period	$230,099	$209,294

4.    Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company’s servicing portfolio. The following table summarizes activity in mortgage servicing assets for the three months ended March 31, 2002 and 2001 (dollars in thousands):

	March 31, 2002	March 31, 2001
Balance, beginning of period	$—	$22,945
Additions	4,611	1,383
Sales of servicing rights	—	(21,257)
Amortization	(50)	(1,381)

Balance, end of period	$4,561	$1,690

During the three months ended March 31, 2001, the Company sold the majority of its mortgage servicing portfolio to Ocwen Federal Bank. The Company engaged Ocwen to sub-service its loans receivable held for sale, as well as any loans that it sells servicing-retained. The Company plans to rebuild its servicing platform and begin servicing loans by the fourth quarter of 2002.

5.    Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at March 31, 2002 and December 31, 2001 (dollars in thousands):

	March 31, 2002	December 31, 2001
A $410 million line of credit expiring in May 2002 Secured by loans receivable held for sale, bearing interest based on one month LIBOR plus 1.625% (rate was 3.50% at March 31, 2002)	$232,733	$307,833

A $400 million line of credit expiring in March 2003 Secured by loans receivable held for sale, bearing interest based on one month LIBOR plus a range of 0.95% to 1.25% (rate was 2.82% at March 31, 2002)	399,861	198,975

A $800 million master repurchase agreement expiring in December 2002, bearing interest based on one month LIBOR plus 0.90% (rate was 2.77% at March 31, 2002), secured by loans receivable held for sale	310,657	228,771

A $25 million master loan and security agreement bearing interest based on one month LIBOR plus 2.0% (rate was 3.88% at March 31, 2002), secured by delinquent loans and REO properties, expiring in December 2002	3,645	5,736

A $400 million loan and security agreement bearing interest based on one-month LIBOR plus 1.05% (rate was 2.92% at March 31, 2002), secured by loans receivable held for sale, expiring in November 2002	152,926	246,253

	$1,099,822	$987,568

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At March 31, 2002, the Company was in compliance with all material financial and other covenants in its warehouse and aggregation facilities.

6.    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2002	2001
Basic:
Net earnings (loss)	$30,918	$(1,852)
Less: dividends declared on preferred stock	(442)	(725)

Earnings (loss) available to common stockholders	$30,476	$(2,577)

Weighted average common shares outstanding	20,440	14,914

Earnings (loss) per share	$1.49	$(0.17)

Diluted:
Net earnings (loss), as adjusted	$30,918	$(2,577)

Weighted average number of common and common equivalent shares outstanding	20,440	14,914
Dilutive effect of convertible preferred stock, stock options and warrants	5,120	—

	25,560	14,914

Earnings (loss) per share	$1.21	$(0.17)

For the three months ended March 31, 2002, 24,300 stock options are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the three months ended March 31, 2001, 1,880,779 stock options, 50,000 warrants and 40,000 shares of convertible preferred stock (convertible into 4,124,400 shares of common stock) were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Loan Originations and Purchases

As of March 31, 2002, our Wholesale Division operated through five regional operating centers and 29 additional sales offices. The Wholesale Division and our Worth Funding subsidiary originated or purchased $2.2 billion in loans during the three months ended March 31, 2002. As of March 31, 2002, our Retail Branch Operations Division operated through 64 sales offices, located in 25 states and our Central Retail Division and The Anyloan Company operated through their centralized offices. Retail originations totaled $410.2 million in loans during the three months ended March 31, 2002.

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

The following table sets forth loan sales and securitizations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2002	2001
Premium whole loan sales	$1,622,224	$839,599
Securitizations	845,477	—

Total premium sales	2,467,701	839,599

Discounted whole loan sales	49,063	114,230

Total sales	$2,516,764	$953,829

Total loan sales in the first quarter of 2002 totaled $2.5 billion, compared to $954.0 million for the three months ended March 31, 2001. Whole loan sales represented 66.4% of total loan sales in the first quarter of 2002, compared to 100.0% of total loan sales for the three months ended March 31, 2001.

In the first quarter of 2002, we completed two securitizations totaling $845 million. Concurrent with the securitizations, we completed a Net Interest Margin (“NIM”) security. The transactions yielded cash to us comparable to cash received through whole loan sales during the quarter.

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

To date, we have elected to fund the required OC Account at the closing of most of our securitizations. The over-collateralization requirement ranges from 0.75% to 4.75% of the initial securitization bond debt principal balance or 1.5% to 9.5% of the remaining principal balance after thirty to thirty-six months of principal amortization. The actual amount of the OC Account is determined by the rating agencies based upon their assessment of the loan pool characteristics. When funding all of the OC Account up front, we begin to receive cash flow from our residual securities immediately. When we do not fund the OC Account up front, we do not receive cash flow until the OC Account requirement is satisfied. It typically takes between 12 to 24 months to satisfy the OC Account requirement. Cash flows from our residual interests are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, we receive distributions from the OC Account subject to the performance of the mortgage loans in each securitization.

At the closing of each securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

Management reviews on a quarterly basis the underlying assumptions used to value each residual interest and adjusts the carrying value of the securities based on actual experience and trends in the industry. To determine the residual asset value, cash flow is projected for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. Each security is updated to reflect actual performance to date and the base assumption for CPR and loss is then used to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, adjustments are made. The London Interbank Offer Rate, or LIBOR, forward curve is then used to project future interest rates and finalize cash flow projections for each security. The projected cash flows are then discounted at 13.0% for Residuals and a range of 15.0%—20.0% for Residuals through NIM transactions.

During the first quarter of 2002, we recorded a $3.9 million decrease in the carrying value of our residual interests as a result of our evaluation. This decrease in value was the result of changes in interest rates and the LIBOR forward curve during the quarter. At the same time, we recorded an unrealized gain of $4.1 million on our hedge transactions used to mitigate interest rate risk in the portfolio of residual interests.

Discounted Loan Sales

In the first quarter of 2002, discounted sales totaled $49.1 million, including $21.6 million in loans that had been previously rejected by investors. These rejected loans were sold at an average discount of 16.7% in the first quarter of 2002. The remaining $27.5 million in discounted loan sales included loans repurchased from our securitized portfolio. These loans were sold at an average discount of 34.9%. In the first quarter of 2001, we sold $43.0 million in loans at a small discount that had been repurchased as part of the call of our 1998-NC-5 security. These loans consisted of delinquent loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics.

We periodically repurchase loans from our securitizations in order to manage triggers that disrupt cash flows to us as the residual holder. Several of our securitizations are approaching the date at which the over-collateralization requirement decreases and considerable cash flows are projected to release to us. Where delinquency and loss rates jeopardize the release of these cash flows, we generally elect to repurchase loans from the pools. The pooling and servicing agreements require the repurchase of the most delinquent loans first, resulting in more severe discounts. While the losses we recognize as a result of these repurchases are no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allows us to preserve cash flow and residual value, as well as control the ultimate disposition of the loans.

In the second quarter of 2002, we intend to repurchase approximately $40 million in loans from our securitization pools. These loans are projected to sell at an average discount of 33%, for a total loss of approximately $13 million. This loss is reflected in our provision for loan losses recorded in the first quarter of 2002.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2002	2001
	(dollars in thousands)
Revenues:
Gain on sale of loans	69.9%	42.8%
Interest income	23.1	19.3
Residual income	7.0	23.3
Servicing income	0.0	13.6
Other income	0.0	1.0

Total revenues	100.0	100.0
Total expenses	52.6	106.7

Earnings (loss) before income taxes	47.4	-6.7
Income taxes	19.9	-2.8

Net earnings (loss)	27.5%	-3.9%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002

Originations and Purchases

We originated and purchased $2.7 billion in loans for the three months ended March 31, 2002, compared to $1.0 billion for the three months ended March 31, 2001. Wholesale loan originations and purchases were $2.2 billion, or 84.6% of total originations and purchases for the three months ended March 31, 2002. Retail loan originations were $410.2 million, or 15.4%, of total originations and purchases for the three months ended March 31, 2002. For the same period in 2001, wholesale and retail originations and purchases totaled $808.0 million, or 78.7%, and $218.6 million, or 21.3%, respectively, of total originations and purchases.

Loan Sales and Securitizations

Whole loan sales increased to $1.7 billion for the three months ended March 31, 2002, from $839.6 million for the corresponding period in 2001, an increase of 75.2%. This increase is the result of higher production volume, which was partially offset by an increase in securitizations. Securitizations totaled $845.5 million for the three months ended March 31, 2002. There were no securitizations during the three months ended March 31, 2001.

Revenues

Total revenues for the three months ended March 31, 2002 increased by 134.2% to $112.3 million, from $48.0 million for the same quarter a year ago. This increase was primarily due a 281.7% increase gain on sale of loans and a 180.6% increase in interest income earned on loans held for sale, partially offset by a 29.7% decrease in residual income and a 99.4% decrease in servicing income from the same quarter last year.

Gain on Sale. Gain on sale of loans increased $57.9 million or 281.7% for the three months ended March 31, 2002 compared to the same quarter last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as improved whole loan sale prices. The components of the gain on sale of loans are illustrated in the following table:
	For the Three Months Ended March 31,
	2002	2001
	(dollars in thousands)
Gain from whole loan sale transactions	$59,772	$24,346
Gain from securitization of loans	45,030	—
Non-cash gain from servicing asset	4,611	1,383
Cash gain on sale of servicing rights	10,050	62
Securitization expenses	(2,706)	—
Accrued interest	(5,226)	—
Provision for losses	(20,604)	(2,691)
Fair value adjustment of residual securities	(3,889)	—
Non-refundable loan fees (1)	23,824	13,293
Premiums paid (2)	(14,919)	(4,227)
Origination costs	(21,600)	(11,250)
Hedging gains (losses)	4,090	(366)

Gain on sales of loans	$78,433	$20,550

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income.    Interest income increased by 180.6% to $26.0 million for the three months ended March 31, 2002, compared to $9.3 million for the same period in 2001. This increase was the result of higher average loan inventory during the first quarter of 2002. Loan inventory was higher due to increased production volume.

Residual Interest Income.    Residual interest income decreased to $7.8 million for the three months ended March 31, 2002 from $11.2 million for the corresponding period in 2001, a decrease of 29.7%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income.    Servicing income decreased to $41,000 for the three months ended March 31, 2002, from $6.5 million for the three months ended March 31, 2001. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001, as well as periodic sales of servicing rights to Ocwen since March 2001.

Expenses

Operating expenses increased to $59.0 million for the three months ended March 31, 2002 from $51.2 million for the comparable period in 2001, an increase of 15.4%. Personnel expenses increased to $29.4 million for the three months ended March 31, 2002 from $18.1 million for the same period in 2001 as a result of higher loan origination and purchase volume related expenses. Interest expense decreased to $11.3 million for the three months ended March 31, 2002, from $16.1 million for the same period in 2001, primarily due to a significant decrease in interest rates of our warehouse and aggregation lines.

Income Taxes

Income taxes increased to $22.3 million for the three months ended March 31, 2002 from a benefit of $1.3 million for the comparable period in 2001. This increase resulted from an $56.5 million increase in pretax income, partially offset by a decrease in the effective tax rate for the three months ended March 31, 2002.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to hold those loans until we have aggregated pools that we sell through securitization or whole loan sales.

We use our syndicated warehouse line of credit led by U.S. Bank National Association, as well as the warehouse and aggregation facility with CDC Mortgage Capital, to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities. We then sell these loans through securitizations or whole loan sales within two or three months and pay down the aggregation facilities with the proceeds.

In prior periods, when we securitized loans, we generally needed financing secured by the residual interests that we received in the transaction. The investment bank that underwrote the securitization typically provided this financing. During 2001 and the first quarter of 2002, as a result of NIM transactions closed concurrently with our securitizations, we realized net cash proceeds from the from the combined transactions in an amount similar to what we receive for whole loan sales. Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

Our credit facilities contain customary covenants including maintaining specified levels of liquidity and net worth, restricting indebtedness and investments and requiring compliance with applicable laws. If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger default under our other facilities. The material terms and features of our various credit facilities are as follows:

The U.S. Bank Warehouse Credit Agreement.    We have a $410 million syndicated warehouse line of credit led by U.S. Bank National Association that expires on May 22, 2002 and bears interest at a rate equal to the one month LIBOR plus 1.625%. Borrowings under the warehouse line are generally secured by first mortgages funded through the facility. At March 31, 2002, the balance outstanding under the warehouse line of credit was $232.7 million.

The warehouse line is contingent upon having a committed “take-out”—generally a committed aggregation facility or a forward sale commitment—for the financed loans. The advance rate for a loan on the warehouse line is generally calculated as the lesser of (i) 99.0% of the unpaid principal balance of the loan and (ii) the take-out commitment level minus 2.0%

In comparing the terms of the U.S. Bank warehouse facility to the new commitments received from competitive institutions, we have elected not to renew the U.S. Bank agreement. Instead, we have established two new credit facilities to fund our originations and purchases. The new facilities are described below under “New Credit Facilities.”

CDC Warehouse and Aggregation Facility.    We have a $400 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in March 2003 and bears interest at rates ranging from 0.95% to 1.25% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance. At March 31, 2002, the balance outstanding under the CDC warehouse line was $399.9 million.

Salomon Aggregation Facility.    We have an $800 million aggregation facility with Salomon Smith Barney, which bears interest at a rate generally equal to the one-month LIBOR plus 0.90%. This facility expires in December 2002. As of March 31, 2002, the outstanding balance on the facility was $310.7 million. We are in the process of negotiating the expansion of the facility to $850 million. The new facility is expected to include a $150 million sublimit for the funding of new loan originations. We expect the amendments to be in place by the end of May 2002.

Salomon Loan Agreement for Delinquent and Problem Loans.    We also have a $25.0 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. This facility also expires in December 2002 and bears interest at a rate equal to the one-month LIBOR plus 2.00%. As of March 31, 2002, the outstanding balance of loans on this facility was $3.6 million.

Morgan Stanley Aggregation Facility.    We also have a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. It expires in November 2002 and bears interest at a rate generally equal to the one-month LIBOR plus 1.05%. As of March 31, 2002, the balance outstanding under this facility was $152.9 million.

New Credit Facilities. On May 13, 2002, we entered into two new credit facilities for the purpose of funding our loan production and aggregating loans pending their sale. We established a $500 million repurchase agreement with Bank of America, N.A. that allows both funding of loans and aggregation of loans for up to three months pending their sale or securitization. The one-year committed facility expires in May 2003 and bears interest at rates ranging from 0.90% to 1.10% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance.

We also established a $400 million repurchase agreement with UBS Warburg Real Estate Securities, Inc. that also allows both funding of loans and aggregation for up to three months. The two-year committed facility expires in May 2004 and bears interest at rates ranging from 1.00% to 1.15% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance.

In aggregate, the $900 million of new credit facilities from Bank of America and UBS Warburg provide substantially more financing than the $410 million U.S. Bank warehouse agreement they are replacing. The new facilities will be available to finance the additional growth of our loan origination volume. Furthermore, the pricing terms and conditions of the new facilities are considerably more favorable than those in the U.S. Bank facility.

With the addition of the new facilities, our total warehouse and aggregation financing now exceeds $2.4 billion.

Residual Financing Arrangements

As of March 31, 2002, we have a residual financing agreement with Salomon. The Salomon facility is structured as a repurchase arrangement and does not have a specified limit. All cash flows from the financed residuals are directed to pay down the facility. Based upon current projections, we expect these cash flows to be adequate to cover the minimum monthly and quarterly pay-down obligations. If there is a shortfall, we will be required to make up the difference using our general working capital. The facility bears interest at a rate of 1.75% over the one-month LIBOR, or 3.625% at March 31, 2002. As of March 31, 2002, the outstanding balance under the Salomon facility was $58.1 million. We expect the facility to be repaid by the end of the third quarter of 2002.

Prepayment of U.S. Bank Subordinated Debt

During 2001 and 2000, U.S. Bancorp provided us with a total of $40 million in subordinated debt secured by a second lien on our Warehouse Agreement collateral as well as subordinate interests in our residuals. This debt bears interest at a rate of 12% per year. The debt was originally scheduled to mature on June 30, 2002. In the first quarter of 2001, U.S. Bank agreed to extend the maturity date to December 31, 2003 in exchange for an additional commitment fee.

In connection with the establishment of our new warehouse credit facilities and our decision not to renew the U.S. Bank warehouse debt, we will prepay the subordinated debt on or before May 22, 2002. The 12% interest rate on the subordinated debt is substantially more costly than the Salomon residual financing at less than a 4% interest rate. Accordingly, we have concluded that prepaying the subordinated debt will be in the Company’s financial interests. We expect that we will have ample cash and liquidity to cover the repayment and fund our ongoing operations.

The early repayment is expected to reduce our interest expense by approximately $1.2 million per quarter.

Other Borrowings

We have a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed rate established at the time of each advance for a term of three years. We also have various lease transactions that meet the criteria to be recorded as capital leases. As of March 31, 2002, the balance outstanding under the combined fixed asset lines and capital leases was $8.6 million.

Residual Cash Flows

We expect to have repaid all residual financing by the third quarter of 2002, with the majority of the funds for repayment coming from the residual cash flows themselves. Once the residual financing is repaid, we anticipate that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

Stock Repurchase

In March 2002, in connection with the sale of U.S. Bancorp shares in a private placement led by Friedman, Billings, Ramsey & Co., we repurchased 7,144 shares of 1999-A preferred stock (which is equivalent to 499,937 shares of common stock), at a price of $14.00 per share.

Off-Balance Sheet Arrangements

In connection with our loans sold through securitization, as of March 31, 2002 there are $4.4 billion in loans owned by off-balance sheet trusts. Under generally accepted accounting principles, we have included our residual interests in these loans on our balance sheet as of March 31, 2002. Had these off-balance sheet trusts been included in our consolidated financial statements, total assets and liabilities would have increased by $4.1 billion.

Cash Flow

For the three months ended March 31, 2002, cash flow from operations provided $47.7 million in cash. Positive cash flow from operations resulted primarily from the focus on a loan sale strategy that emphasizes optimization of cash flow and from the strong secondary market for loans.

Our loan origination and purchase programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility, (iv) principal and interest payments on residual financing in excess of cash flows we have received from residuals, and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. Our sources of operating cash flow include; (i) the premium advance component of the aggregation facilities, (ii) cash premiums obtained in whole loan sales and securitizations, (iii) mortgage origination income and fees, and (iv) cash flows from residual interest in securitizations.

Liquidity Strategy for 2002

We intend to continue to concentrate on maintaining cash flow-positive operations. Our principal strategies will be (i) continuing to maintain low loan acquisition costs, (ii) reducing the number of loans that we must sell at a discount as a result of defects because they are rejected by loan buyers or because the borrower failed to make the first payment, (iii) reducing the size of the average loss on sale for those loans that are sold at a discount, (iv) improving the gain on sale of loans sold at a premium, and (v) optimizing net interest income by holding loans for a longer period of time prior to their sale or securitization. There can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rate would impact our net interest income, as well as the fair value of our residual interests in secruitizations. We employ hedging strategies from time to time to manage the interest-rate inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause the value of our assets to decline, and result in losses when movements in interest rates cause the value of our assets to increase.

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

The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of March 31, 2002 and December 31, 2001:

	Change in fair value as of:
	March 31, 2002	December 31, 2001
Increase of 100 basis points	(5.9%)	(7.4%)
Increase of 50 basis points	(2.4%)	(3.9%)
Decrease of 50 basis points	3.4%	4.4%
Decrease of 100 basis points	4.3%	8.4%

(1) Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

Grimes.  As previously disclosed in our Form 10-K for the year ended December 31, 2001, in June 2001, we were was served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, San Francisco Division, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending Act (TILA) and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. We filed a Motion for Summary Judgment, which was granted on January 25, 2002; the judge held that New Century had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiff has filed a notice of appeal.

Perry.  As previously disclosed in our Form 10-K for the year ended December 31, 2001, in July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments made to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. The Company filed its answer in September 2001. We believe the allegations lack merit, especially in light of HUD’s October Policy Statement upholding the use of yield spread premiums. Due to Perry filing bankruptcy, the complaint has been amended twice to add new plaintiffs, Eugene and Margaret Flood. Our response to the second amended complaint will be filed in early May, 2002 and we will continue to defend ourselves vigorously.

Smith. As previously disclosed on our form 10-K for the year ended December 31, 2001,  in August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. The action is pending in the United States District Court for the Southern District of California, in Santa Ana. We filed an answer in September 2001. Notices to potential class members were sent in early 2002; approximately 50 individuals timely opted in to join the class action. Discovery is proceeding.

Ngo. As previously disclosed on our form 10-K for the year ended December 31, 2001,  in November, 2001, Shirley H. Ngo filed a class action complaint against New Century Mortgage Corporation in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint alleges that payments made to mortgage brokers, referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. Our answer was filed and followed by the filing of a motion to stay the action. In mid-April, 2002, the court granted the motion and issued an order to stay the case. We believe the allegations alleged, similar to those in the Perry case (see above), lack merit.

Barney. As previously disclosed on our form 10-K for the year ended December 31, 2001,  in December, 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Chicago, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February, 2002. The case was then consolidated with other similar cases filed against other lenders; our motion to dismiss will now be heard in July 2002.

Bernstein.  In April, 2002, Paul Bernstein filed a class action New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We are evaluating the complaint. Our response is due in May 2002.

The Company is also a party to various legal proceedings arising out of the ordinary course of business. We believe that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.     Change in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.

(a)  Exhibits required by Item 601 of Regulation S-K

On March 1, 2002, the Company issued 5,665 shares of restricted stock to each of Robert Cole, Brad Morrice and Edward Gotschall. The shares represent a portion of their bonus earned for the year ended December 31, 2001. Their bonus program for 2001, adopted under the Corporation’s 1999 Incentive Compensation Plan, requires that any bonus earned in excess of 200% of their base salary be paid in restricted stock of the Corporation. The issuance of the shares was exempt from the registration requirements of the Secruties Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

(b)  Reports on Form 8-K

On April 8, 2002, we filed a report on Form 8-K reporting of an increase in our CDC Mortgage Capital credit facility from $200 million to $400 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: May 15, 2002	By:	/s/ BRAD A. MORRICE
Brad A. Morrice President

DATE: May 15, 2002	By:	/s/ EDWARD F. GOTSCHALL
Chief Financial Officer (Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*3.1	First Amended and Restated Certificate of Incorporation of the Company

**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock

***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock

*3.4	First Amended and Restated Bylaws of the Company

****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock

*4.1	Specimen Stock Certificate

*****4.2	Specimen Series 1998A Convertible Preferred Stock Certificate

***4.3	Specimen Series 1999A Convertible Preferred Stock Certificate

10.1	Amendment No. 2 to Amended and Restated Master Loan and Security Agreement dated as of May 9, 2002 by and between NC Capital and Morgan Stanley Dean Witter Mortgage Capital, Inc.

*	Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.

**	Incorporated by reference from the Company’s Form 8-K as filed with the SEC on December 8, 1998.

***	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.

*****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.