Form 10-Q
period 2002-06-30
NEW CENTURY FINANCIAL CORP
filed 2002-08-14
CIK 1036075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 440-7030

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of July 31, 2002, 24,845,533 shares of common stock of New Century Financial Corporation were outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include: (i) the expectation that the adoption of SFAS No. 145 and SFAS No. 146 will not have a material impact on our balance sheet or results of operations, (ii) the expectation that we will rebuild our servicing platform and begin servicing loans by the fourth quarter of 2002, (iii) the assumptions used to value our residual securities, including the assumptions relating to prepayment rates, losses and delinquencies, and the discount rates, (iv) our beliefs regarding the volume and anticipated losses on the loans we expect to repurchase from our securitized pools in the 3rd quarter 2002, (v) the expectation that we will continue to complete net interest margin security transactions in connection with our securitizations in order to realize higher cash proceeds, (vi) our expectations regarding the timing and method of repayment of the Salomon residual financing facility secured by our residual interests from our prior securitization transactions, (vii) our expectation that after repayment of our residual financing, the residual cash flows will be a significant source of liquidity and working capital to support future operations, (viii) our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations, (ix) our expectations regarding the sensitivity of our residual securities to interest rate changes, (x) our expectation regarding optimizing net interest income by holding loans for sale for a longer period, (xi) our expectation regarding reduced interest, (xii) the assumptions underlying our hedging strategy, (xiii) our expectation that we will continue to pay a quarterly dividend, (xiv) our expectations regarding our Stock Repurchase Program, (xv) our expectation that our eConduit subsidiary will provide a source of low-cost leads for our Retail origination units, (xvi) our expectation regarding integration of Worth Funding’s operations into our Wholesale Division, (xvii) our estimates regarding earnings per share for 2002 and (xviii) our expectation that our litigation will not have a material adverse effect on our business.

There are many factors that could cause our actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to: (i) our ability to sustain and manage our growth, (ii) our ability to maintain, replace or add to our existing credit facilities on terms comparable to the current terms, (iii) our ability to maintain low loan acquisition costs, (iv) the condition of the whole loan and securitization markets, (v) the initiation of a margin call under any of our warehouse or aggregation facilities, (vi) the effect of competitive pressures from other lenders or suppliers of credit in our market, (vii) the general level of interest rates in the economy, (viii) our ability to implement our plans to re-establish our servicing platform, (ix) decreases in the value of residential real property in the markets we serve, (x) our ability to maintain credit quality and compliance with legal and underwriting requirements during a period of rapid growth, (xi) the effect of proposed legislation and regulations that could restrict our business, (xii) the outcome of our pending litigation and regulatory inquiries and (xiii) the other risks identified in our Annual Report on Form 10-K for the year end December 31, 2001 and our other filings with the Securities and Exchange Commission.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents	$61,716	$106,679
Loans receivable held for sale, net (note 2)	1,139,406	1,011,122
Residual interests in securitizations (note 3)	281,158	306,908
Office property and equipment	12,794	10,860
Prepaid expenses and other assets (note 5)	20,693	15,749

TOTAL ASSETS	$1,515,767	$1,451,318

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 6)	$1,055,701	$987,568
Residual financing	24,000	79,941
Subordinated debt	—	40,000
Notes payable	10,521	9,746
Income taxes payable	7,024	6,592
Accounts payable and accrued liabilities	66,612	45,457
Deferred income taxes	34,253	34,253

Total liabilities	1,198,111	1,203,557
Stockholders' equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 40,000 shares at December 31, 2001 and zero shares at June 30, 2002	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued and outstanding 24,721,203 shares at June 30, 2002 and 20,504,444 shares at December 31, 2001	247	205
Additional paid-in capital	144,487	143,659
Retained earnings, restricted	176,631	105,547

	321,365	249,411
Deferred compensation costs	(3,709)	(1,650)

Total stockholders' equity	317,656	247,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,515,767	$1,451,318

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Gain on sale of loans	$103,587	$38,129	$182,020	$58,679
Interest income	28,941	13,717	54,918	22,975
Residual interest income	8,328	9,530	16,168	20,684
Servicing income	21	2,998	62	9,504
Other income	—	420	7	907

Total revenues	140,877	64,794	253,175	112,749

Expenses:
Personnel	30,830	18,908	60,188	37,008
Interest	12,207	12,967	23,477	29,062
General and administrative	17,535	11,635	31,296	24,800
Advertising and promotion	4,744	2,374	7,831	5,158
Professional services	2,821	1,551	4,380	2,557

Total expenses	68,137	47,435	127,172	98,585

Earnings before income taxes	72,740	17,359	126,003	14,164
Income taxes	29,823	7,466	52,168	6,123

Net earnings	$42,917	$9,893	$73,835	$8,041
Dividends on preferred stock	—	(725)	(442)	(1,450)

Net earnings available to common stockholders	$42,917	$9,168	$73,393	$6,591

Basic earnings per share (note 7)	$1.82	$0.61	$3.33	$0.44

Diluted earnings per share (note 7)	$1.64	$0.51	$2.84	$0.41

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net earnings	$73,835	$8,041
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,340	3,326
NIR gains	12,050	(16,347)
Initial deposits to OC accounts	(17,879)	(2,853)
Cash flows received from residual interests	47,805	28,878
Accretion of NIRs	(16,941)	(20,684)
Servicing gains	(4,611)	(4,938)
Fair value adjustment of residual securities	713	—
Provision for losses	30,303	5,441
Loans originated or acquired for sale	(5,902,905)	(2,412,559)
Loan sales, net	5,764,694	2,219,658
Principal payments on loans receivable held for sale	9,927	6,642
Increase in warehouse and aggregation lines of credit	68,133	174,718
Net change in other assets and liabilities	(3,209)	20,977

Net cash provided by operating activities	66,255	10,300

Cash flows from investing activities:
Purchase of office property and equipment	(5,660)	(1,171)
Purchase price for acquisition of subsidiaries	(8,400)	—
Net proceeds from calls of residual interests	—	22,204
Sale of mortgage servicing rights	4,561	22,754

Net cash provided by (used in) investing activities	(9,499)	43,787
Cash flows from financing activities:
Net repayments of residual financing	(55,941)	(31,268)
Proceeds from (net repayments of) notes payable	775	(23,214)
Repayment of subordinated debt	(40,000)	—
Payment of dividends on convertible preferred stock	(725)	(1,450)
Payment of dividends on common stock	(2,071)	—
Net proceeds from issuance of stock	4,090	635
Purchase of treasury stock	(7,847)	—

Net cash used in financing activities	(101,719)	(55,297)

Net increase (decrease) in cash and cash equivalents	(44,963)	(1,210)
Cash and cash equivalents, beginning of period	106,679	10,283

Cash and cash equivalents, end of period	$61,716	$9,073

Supplemental cash flow disclosure:
Interest paid	$23,719	$29,917
Income taxes paid	52,600	3,467
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	2,000	125
Restricted stock issued	2,833	1,520
Restricted stock cancelled	210	—
Cancellation of warrants	—	2,631
Accrued dividends	1,235	483

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002 and 2001

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Recent accounting developments—In July 2001, FASB issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Accounting for Goodwill and Intangible Assets.” SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings. For existing goodwill, the elimination of the amortization requirement was effective for the Company beginning January 1, 2002. As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value. As of June 30, 2002, the Company had goodwill of $13.7 million. Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, and the Company believes existing goodwill is not impaired, the implementation of this standard did not have a material effect on the consolidated balance sheet or results of operations.

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

The Company adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company expects that the adoption of SFAS No. 145 on January 1, 2003 will not have a material impact on the consolidated balance sheet or results of operations.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the Statement affirms the Financial Accounting Standards Board’s view that fair value is the most relevant and faithful representation of the economics of a transaction. The Company expects that the adoption of SFAS No. 146 on January 1, 2003 will not have a material impact on the consolidated balance sheet or results of operations.

Residual interests in securitizations—Residual interests in securitizations (Residuals) are recorded as a result of the sale of loans through securitizations and the sale of residual interests in securitizations through what are sometimes referred to as net interest margin securities (NIMS).

The loan securitizations are generally structured as follows:    First, the Company sells a portfolio of mortgage loans to a special purpose entity (SPE) which has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a real estate mortgage investment conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust. One or more investors purchase these Certificates

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate representing a residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust. The servicing agreement typically requires that the OC Account is maintained at certain levels.

At the closing of each securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the Residuals, which consist of (a) the OC Account and (b) the net interest receivable (NIR), and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows to be received by the Company in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

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

At the closing of each NIMS, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the NIR and the OC account. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by the Company.

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. As of June 30, 2002 the Company utilizes an effective discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization and a 14.0% discount rate on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For NIMS transactions, the Company will receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully repaid.

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.82% to 3.46% for adjustable-rate securities and 2.47% to 4.93% for fixed-rate securities. These estimates are based on historical loss data and comparable loans, the specific characteristics of the loans originated by the Company, and the existence of mortgage insurance. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or 5 year adjustment periods). The Company’s prepayment curve and default estimates have resulted in weighted average lives of between 2.57 to 3.01 years for its adjustable-rate securities and 2.78 to 3.83 years for its fixed-rate securities.

Historically, the Company performs a quarterly evaluation of its Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

The Bondholders and Certificateholders and the securitization trusts have no recourse to the Company for the failure of mortgage loan borrowers to pay when due. The Company’s

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residuals are subordinate to the Bonds and Certificates until the Bondholders and Certificateholders are fully paid.

2.    Loans Receivable Held for Sale, Net

A summary of loans receivable held for sale, at the lower of cost or market at June 30, 2002 and December 31, 2001 follows (dollars in thousands):

	June 30, 2002	December 31, 2001
Mortgage loans receivable	$1,139,406	$1,011,122
Net deferred origination fees	—	—

Mortgage loans receivable	$1,139,406	$1,011,122

3.    Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at June 30, 2002 and December 31, 2001 (dollars in thousands):

	June 30, 2002	December 31, 2001
Over-collateralization account	$208,955	$206,935
Net interest receivable (NIR)	72,203	99,973

	$281,158	$306,908

The following table summarizes activity in the NIR amounts for the six months ended June 30, 2002 and 2001 (dollars in thousands):

	2002	2001
Balance, beginning of period	$99,973	$119,010
NIR premiums (discounts)	(12,050)	16,347
Cash received from NIRs	(31,948)	(39,206)
Accretion of NIR	16,941	20,684
Fair value adjustment	(713)	—
Increase in NIR through call transactions	—	3,160

	$72,203	$119,995

The call transactions in 2001 represent the effect of the January 2001 exercise of the call option for the Company’s 1998-NC5 securitization transaction, as well as the clean-up calls for the Company’s 1997-NC1, 1997-NC2, 1997-NC3 securitization transactions.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity in the overcollateralization, or OC, accounts for the six months ended June 30, 2002 and 2001 (dollars in thousands):

	2002	2001
Balance, beginning of period	$206,935	$242,636
Initial deposit to OC accounts	17,879	2,853
Call transactions	—	(51,261)
Additional deposits to OC accounts	7,639	43,761
Release of cash from OC accounts	(23,498)	(33,433)

Balance, end of period	$208,955	$204,556

4.    Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company’s portfolio of mortgage servicing rights. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 2002 and 2001 (dollars in thousands):

	June 30, 2002	June 30, 2001
Balance, beginning of period	$—	$22,945
Additions	4,611	4,938
Sales of servicing rights	(4,561)	(22,754)
Amortization	(50)	(1,507)

Balance, end of period	$—	$3,622

In the first quarter of 2001, the Company sold the majority of its mortgage servicing portfolio to Ocwen Federal Bank. The Company engaged Ocwen to sub-service its loans receivable held for sale, as well as any loans that it sells servicing-retained. The Company plans to rebuild its servicing platform and begin servicing loans by the fourth quarter of 2002.

5.    Goodwill

Goodwill is recorded pursuant to acquisitions of new subsidiaries and is included in prepaid expenses and other assets. As of December 31, 2001, the Company had goodwill of $3.3 million. During 2002, the Company entered into two transactions: (i) the Company made the final earn-out payment of $9.4 million for its acquisition of Worth Funding in 2000; and (ii) $1.0 million of goodwill was recorded in connection with the May 2002 acquisition of eConduit. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting the operating income at an appropriate discount rate. The Company believes that its goodwill is not impaired as of June 30, 2002.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at June 30, 2002 and December 31, 2001 (dollars in thousands):

	June 30, 2002	December 31, 2001
A $700 million aggregation facility from Salomon Smith Barney expiring in December 2002, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus 0.90% (rate was 2.74% at June 30, 2002)	$90,414	$228,771

A $500 million line of credit from Bank of America, N.A. expiring in May 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus a range of 0.90% to 1.10% (blended rate was 2.82% at June 30, 2002)	275,336	—

A $410 million line of credit from US Bank which expired in May 2002, secured by loans receivable held for sale	—	307,833

A $400 million line of credit from UBS Warburg Real Estate Securities expiring in May 2004, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus a range of either 1.00% or 1.15% (blended rate was 2.90% at June 30, 2002)	339,027	—

A $400 million line of credit from CDC Mortgage Capital expiring in March 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus either 0.95% or 1.25% (blended rate was 2.91% at June 30, 2002)	262,853	198,975

A $400 million loan and security agreement from Morgan Stanley Dean Witter Mortgage Capital expiring in December 2002, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus 1.05% (rate was 2.89% at June 30, 2002)	76,030	246,253

A $150 million line of credit from Salomon Brothers Realty expiring in December 2002, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus 1.10% (rate was 2.94% at June 30, 2002)	—	—

A $25 million master loan and security agreement from Salomon Brothers Realty expiring in March 2003, secured by delinquent loans and REO properties, bearing interest based on one-month LIBOR plus 2.0% (rate was 3.84% at June 30, 2002)	12,041	5,736

	$1,055,701	$987,568

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the quarter ended June 30, 2002, the Company entered into new credit facilities, modified one facility and another facility expired. Specifically, the new facilities are the Bank of America facility, which totals $500 million and was established in May 2002 and the UBS Warburg facility for $400 million established in May 2002.

During the second quarter the Company modified its master repurchase agreement of $850 million with Salomon Brothers Realty. This facility is now split into two separate lines, an aggregation facility of $700 million and a line of credit of $150 million, which allows for the financing of loans before the collateral is delivered.

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At June 30, 2002, the Company was in compliance with all material financial and other covenants in its warehouse and aggregation facilities.

7.    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic:
Net earnings	$42,917	$9,893	$73,835	$8,041
Less: dividends declared on preferred stock	—	(725)	(442)	(1,450)

Earnings available to common stockholders	42,917	9,168	73,393	6,591

Weighted average common shares outstanding	23,588	15,020	22,022	14,964

Earnings per share	$1.82	$0.61	$3.33	$0.44

Diluted:
Net earnings	$42,917	$9,893	$73,835	$8,041

Weighted average number of common and common equivalent shares oustanding	23,588	15,020	22,022	14,964
Dilutive effect of convertible preferred stock, stock options and warrants	2,533	4,469	3,987	4,491

	26,121	19,489	26,009	19,455

Earnings per share	$1.64	$0.51	$2.84	$0.41

For the three months ended June 30, 2002, 141,750 stock options were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the six months ended June 30, 2002, 181,750 stock options were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2001, 1,027,000 stock options and 50,000 warrants were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

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

We originate and purchase loans through our wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of our wholly-owned subsidiary, New Century Mortgage Corporation, as well as its subsidiary, Worth Funding. We do not purchase bulk loans. Retail originations are made through New Century Mortgage Corporation’s network of branch offices, through its Central Retail Division and through our subsidiary, The Anyloan Company. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

As of June 30, 2002, our Wholesale Division operated through eight regional operating centers and 47 additional sales offices. The Wholesale Division and our Worth Funding subsidiary originated or purchased $5.0 billion in loans during the six months ended June 30, 2002. As of June 30, 2002, our Retail Branch Operations Division operated through 65 sales offices, located in 26 states and our Central Retail Division and The Anyloan Company operated through their centralized offices. Retail originations totaled $878.1 million in loans during the six months ended June 30, 2002.

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

The following table sets forth loan sales and securitizations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Premium whole loan sales	$3,186,640	$809,276	$4,808,865	$1,648,875
Securitizations	—	380,242	845,477	380,242

Total premium sales	3,186,640	1,189,518	5,654,342	2,029,117
Discounted whole loan sale	61,289	76,311	110,352	190,541

Total loan sales	$3,247,929	$1,265,829	$5,764,694	$2,219,658

Total loan sales for the six months ended June 30, 2002 were $5.8 billion, compared to $2.2 billion for the six months ended June 30, 2001. Whole loan sales represented 85.3% of total loan sales for the six months ended June 30, 2002, compared to 82.9% for the same period last year.

Securitizations for the six months ended June 30, 2002 were $845.5 million, compared to $380.2 million for the six months ended June 30, 2001. Concurrent with or shortly after each of the securitizations, we completed a NIM transaction. The combined transactions yielded cash to us comparable to cash received through whole loan sales during the respective periods.

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

To date, we have elected to fund the required OC Account at the closing of most of our securitizations. The over-collateralization requirement ranges from 0.75% to 4.75% of the initial securitization bond debt principal balance, or 1.5% to 9.5% of the remaining principal balance after 30 to 36 months of principal amortization. The actual amount of the OC Account is determined by the rating agencies based upon their assessment of the loan pool characteristics. When funding all of the OC Account up front, we begin to receive cash flow from our residual securities immediately. When we do not fund the OC Account up front, we do not receive cash flow until the OC Account requirement is satisfied. It typically takes between 12 to 24 months to satisfy the OC Account requirement. Cash flows from our residual interests are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, we receive distributions from the OC Account subject to the performance of the mortgage loans in each securitization.

At the closing of each securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

We review quarterly the underlying assumptions used to value each residual interest and adjust the carrying value of the securities based on actual experience and trends in the industry. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and then use the base assumptions for CPR and loss to project the performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, we adjust our assumptions of future performance. The London Interbank Offer Rate, or LIBOR, forward curve is then used to project future interest rates and finalize cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved (at June 30, 2002, we used 12.0% for residual interests and 14.0% for residual interests through NIM transactions).

Although residual cash flow was higher than expected in the second quarter of 2002, we modified some of our assumptions used to project future cash flows to reflect recent trends. The changes included the following:

—	We increased our projected prepayment speeds on our 30-year fixed-rate product to 30% from 20% for the next twelve months.

—	We increased our projected loss severities for the majority of the securitized portfolio, resulting in an increase in cumulative pool losses from 3.57% at March 31, 2002 to 3.83% at June 30, 2002.

—	In response to the lower interest rate environment, we decreased our discount rates to those used prior to June 2000, resulting in a reduction in the average discount rate from 14.3% to 12.5%.

The change in these assumptions offset the $20.3 million positive effect of lower interest rates due to a decrease in the forward LIBOR rates by $17.1 million, resulting in a net positive fair value adjustment to our residual interest of $3.2 million.

We also recorded a $19.9 million loss in the second quarter of 2002 on our euro futures contracts, which serve as an economic hedge of interest rate exposure in the residual interest. This loss was the result of a decrease in forward LIBOR rates, offsetting the $20.3 million increase in the value of the residual interests as noted above. However, as a result of the changes in loss and prepayment assumptions, the net positive fair value adjustment to our residual interests was $3.2 million, and the combined net impact was $16.7 million.

Discounted Loan Sales

For the quarter ended June 30, 2002, we sold $61.3 million in loans at a discount, of which $40.7 million were loans repurchased from securitized pools and sold at an average discount of 37.1%. In the second quarter of 2001, we sold a total of $76.3 million in loans at a discount, of which $18.7 million were loans repurchased from securitized pools that were sold at an average discount of 0.3%. We repurchased loans from our securitized pools in 2001 as part of the clean-up call on some of our earliest securities. A clean-up call occurs when a pool reaches between 5.0% and 10.0% of its original balance. Because most of the remaining loans in the called pools were not delinquent, the discount upon resale is small. The loans we repurchased from our securitized pools in 2002 were generally the most delinquent loans, which resulted in higher discounts upon resale.

We periodically repurchase loans from our securitizations in order to manage triggers that disrupt cash flows to us as the residual holder. During 2002, several of our securitizations have reached the date at which the over-collateralization requirement decreases and considerable cash flows are projected to be released to us. Where delinquency and lossrates jeopardize the release of these cash flows, we generally elect to repurchase loans from the pools. The pooling and servicing agreements require the repurchase of the most delinquent loans first, resulting in more severe discounts upon our resale of these loans. While the losses we recognize as a result of these repurchases are no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allows us to preserve cash flow and residual value, as well as control the ultimate disposition of the loans.

We intend to repurchase $10.0 million in loans during the third quarter of 2002 from one of our securitized pools. We have recorded a $2.5 million loss provision in the second quarter to cover the expected loss on these loans.

For the quarter ended June 30, 2002, other discounted sales totaled $20.6 million, or 0.6% of whole loan sales, at an average discount of 19.0%, compared to $57.6 million, or 6.5% of whole loan sales, at an average discount of 12.7% in 2001.

The decrease in the volume of such discounted loan sales as a percent of total loan sales is the result of (i) improvements in our underwriting and quality control processes, and (ii) the strong secondary market where investors are more likely to purchase a broad spectrum of loans. As a consequence, loans that are rejected by investors in this environment are likely to have more severe defects, resulting in larger discounts.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Gain on sale of loans	73.5%	58.9%	71.9%	52.0%
Interest income	20.6%	21.2%	21.7%	20.4%
Residual interest income	5.9%	14.7%	6.4%	18.4%
Servicing and other income	—	5.2%	—	9.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Total expenses	48.4%	73.2%	50.2%	87.5%

Earnings before income taxes	51.6%	26.8%	49.8%	12.5%
Income taxes	21.2%	11.5%	20.6%	5.4%

Net earnings	30.4%	15.3%	29.2%	7.1%

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Originations and Purchases

We originated and purchased $5.9 billion in loans for the six months ended June 30, 2002, compared to $2.4 billion for the six months ended June 30, 2001. Wholesale loan originations and purchases were $5.0 billion, or 85.1% of total originations and purchases for the six months ended June 30, 2002. Retail loan originations were $878.1 million, or 14.9%, of total originations and purchases for the six months ended June 30, 2002. For the same period in 2001, wholesale and retail originations and purchases totaled $1.9 billion, or 79.3%, and $499.3 million, or 20.7%, respectively, of total originations and purchases.

Loan Sales and Securitizations

Whole loan sales increased to $4.9 billion for the six months ended June 30, 2002, from $1.8 billion for the corresponding period in 2001, an increase of 167.4%. This increase is the result of higher production volume, partially offset by an increase in securitizations. Securitizations totaled $845.5 million for the six months ended June 30, 2002, compared to $380.2 million for the same period last year.

Revenues

Total revenues for the six months ended June 30, 2002 increased by 124.5% to $253.2 million, from $112.7 million for the same period a year ago. This increase was primarily due to a 210.2% increase in gain on sale of loans and a 139.0% increase in interest income earned on loans held for sale, partially offset by a 21.8% decrease in residual interest income and a

99.3% decrease in servicing income from the same period last year.

Gain on Sale.    Gain on sale of loans for the six months ended June 30, 2002 increased by 210.2% to $182.0, million from $58.7 million for the same period a year ago. The increase in gain on sale of loans was the result of higher loan sale volume as well as improved whole loan sale prices. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Six Months Ended June 30,
	2002	2001
Gain from whole loan sale transactions	$213,398	$47,631
Gain from securitization of loans	45,030	19,103
Non-cash gain from servicing asset	4,611	4,938
Cash gain on sale of servicing rights	10,049	1,973
Securitization expenses	(2,706)	(1,509)
Accrued interest	(5,226)	(745)
Provision for losses	(30,303)	(5,441)
Fair value adjustment of residual securities	(713)	—
Non-refundable loan fees (1)	51,727	28,708
Premiums paid (2)	(37,144)	(10,269)
Origination costs	(50,850)	(25,100)
Hedging losses	(15,853)	(610)

Gain on sales of loans	$182,020	$58,679

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income.    Interest income increased by 139.0% to $54.9 million for the six months ended June 30, 2002, compared to $23.0 million for the same period in 2001. This increase was the result of higher average loan inventory during the first six months of 2002. Loan inventory was higher due to increased production volume.

Residual Interest Income.    Residual interest income decreased by 21.8% to $16.2 million for the six months ended June 30, 2002, from $20.7 million for the corresponding period in 2001. This decrease was primarily due to the decrease in the average balance of residual interests in securitizations.

Servicing Income.    Servicing income decreased to $62,000 for the six months ended June 30, 2002, from $9.5 million for the six months ended June 30, 2001. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001, as well as periodic sales of servicing rights to Ocwen since March 2001.

Expenses

Operating expenses increased to $127.2 million for the six months ended June 30, 2002,

from $98.6 million for the comparable period in 2001, an increase of 29.0%. Personnel expenses increased to $60.2 million for the six months ended June 30, 2002, from $37.0 million for the same period in 2001, an increase of 62.6% as a result of higher staffing to accommodate higher loan origination and purchase volume. Headcount was 1,993 on June 30, 2002, compared to 1,405 on June 30, 2001, an increase of 41.9%. Interest expense decreased to $23.5 million for the six months ended June 30, 2002, from $29.1 million for the same period in 2001, primarily due to a significant decrease in interest rates on our warehouse and aggregation lines, partially offset by an increase in average outstanding balances. In addition, interest expense was lower in 2002 due to the repayment of our subordinated debt with U.S. Bank and the substantially lower residual financing balances in 2002.

Income Taxes

Income taxes increased to $52.2 million for the six months ended June 30, 2002 from $6.1 million for the comparable period in 2001. This increase resulted from an $111.8 million increase in pretax income, partially offset by a decrease in the effective tax rate for the six months ended June 30, 2002. The effective tax rate decreased as a result of our recent initiative to structure operations in a more tax-efficient manner.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Originations and Purchases

We originated and purchased $3.2 billion in loans for the three months ended June 30, 2002, compared to $1.4 billion for the three months ended June 30, 2001. Wholesale loan originations and purchases were $2.8 billion, or 85.6% of total originations and purchases for the three months ended June 30, 2002. Retail loan originations were $467.9 million, or 14.4%, of total originations and purchases for the three months ended June 30, 2002. For the same period in 2001, wholesale and retail originations and purchases totaled $1.1 billion, or 79.7%, and $280.7 million, or 20.3%, respectively, of total originations and purchases.

Loan Sales and Securitizations

Whole loan sales increased to $3.2 billion for the three months ended June 30, 2002, from $885.6 million for the corresponding period in 2001, an increase of 266.7%. This increase resulted from higher production volume and the decision to sell 100% of loans through whole loan sales in the second quarter of 2002. There were no securitizations during the three months ended June 30, 2002. Securitizations totaled $380.2 million for the three months ended June 30, 2001.

Revenues

Total revenues for the three months ended June 30, 2002 increased by 117.4% to $140.9 million, from $64.8 million for the same quarter a year ago. This increase was primarily due to a 171.7% increase in gain on sale of loans and a 111.0% increase in interest income earned on loans held for sale, partially offset by a 12.6% decrease in residual interest income.

Gain on Sale.    Gain on sale of loans for the three months ended June 30, 2002 increased by

171.7% to $103.6 million from $38.1 million for the same period a year ago. The increase in gain on sale of loans was the result of higher loan sale volume as well as improved whole loan sale prices. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Three Months Ended June 30,
	2002	2001
Gain from whole loan sale transactions	$153,626	$23,285
Gain from securitization of loans	—	19,103
Non-cash gain from servicing asset	—	3,555
Cash gain on sale of servicing rights	—	1,911
Securitization expenses	—	(1,509)
Accrued interest	—	(745)
Provision for losses	(9,700)	(2,750)
Fair value adjustment of residual securities	3,176	—
Non-refundable loan fees (1)	27,903	15,415
Premiums paid (2)	(22,225)	(6,042)
Origination costs	(29,250)	(13,850)
Hedging losses	(19,943)	(244)

Gain on sales of loans	$103,587	$38,129

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income.    Interest income increased by 111.0% to $28.9 million for the three months ended June 30, 2002, compared to $13.7 million for the same period in 2001. This increase was the result of higher average loan inventory during the second quarter of 2002. Loan inventory was higher due to increased production volume.

Residual Interest Income.    Residual interest income decreased to $8.3 million for the three months ended June 30, 2002 from $9.5 million for the corresponding period in 2001, a decrease of 12.6%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income.    Servicing income decreased to $21,000 for the three months ended June 30, 2002, from $3.0 million for the three months ended June 30, 2001. This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001, as well as periodic sales of servicing rights to Ocwen since March 2001.

Expenses

Operating expenses increased to $68.1 million for the three months ended June 30, 2002 from $47.4 million for the comparable period in 2001, an increase of 43.6%. Personnel expenses increased to $30.8 million for the three months ended June 30, 2002, from $18.9 million for the same period in 2001, an increase of 63.1%. This increase was the result of an increase in staff to accommodate the growth in production volume. Headcount was 1,993 on June 30, 2002, compared to 1,405 on June 30, 2001, an increase of 41.9%. Interest expense decreased slightly to $12.2 million for the three months ended June 30, 2002, from $13.0 million for the same period in 2001, primarily due to a significant decrease in interest rates on our warehouse and aggregation lines, partially offset by an increase in average outstanding borrowings. In addition, interest expense was lower in 2002 due to the repayment of the subordinated debt and the substantially lower residual financing balances in 2002.

Income Taxes

Income taxes increased to $29.8 million for the three months ended June 30, 2002 from $7.5 million for the comparable period in 2001. This increase resulted from a $55.4 million increase in pretax income, partially offset by a decrease in the effective tax rate. The effective tax rate decreased as a result of our recent initiative to structure operations in a more tax-efficient manner.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to hold those loans until we have aggregated pools that we sell through securitization or whole loan sales.

We use our warehouse and aggregation lines of credit provided by Bank of America, N.A., UBS Warburg Real Estate Securities and CDC Mortgage Capital to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities. We then sell these loans through securitizations or whole loan sales within two to three months and pay down the aggregation facilities with the proceeds.

Before 2001, when we securitized loans, we generally needed financing secured by the residual interests that we received in the transaction. The investment bank that underwrote the securitization typically provided this financing. Since the beginning of 2001, as a result of NIM transactions closed concurrently or shortly after with our securitizations, we generally realize net cash proceeds from the combined transactions in an amount similar to what we receive for whole loan sales. Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

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

Bank of America Warehouse and Aggregation Facility.    In May 2002, we established a $500 million repurchase agreement with Bank of America, N.A. that allows both funding of loans and aggregation of loans for up to four months pending their sale or securitization. The one-year committed facility expires in May 2003 and bears interest at either 0.90% or 1.10% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance. At June 30, 2002, the balance outstanding under the

Bank of America facility was $275.3 million.

CDC Warehouse and Aggregation Facility.    We have a $400 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in March 2003 and bears interest at either 0.95% or 1.25% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance. At June 30, 2002, the balance outstanding under the CDC facility line was $262.9 million.

UBS Warburg Warehouse and Aggregation Facility.    We established a $400 million committed loan purchase agreement with UBS Warburg Real Estate Securities that also allows both funding of loans and aggregation for up to six months. The two-year committed facility expires in May 2004 and bears interest at either 1.00% or 1.15% above the one-month LIBOR. As of June 30, 2002, the outstanding balance on the facility was $339.0 million.

Salomon Aggregation Facility.    We have a $700 million facility with Salomon Smith Barney, which bears interest at a rate equal to the one-month LIBOR plus 0.90%. This facility expires in December 2002. As of June 30, 2002, the outstanding balance on the facility was $90.4 million.

Salomon Warehouse Facility.    We have a $150 million repurchase agreement with Salomon Brothers Realty that allows for funding of loan originations. The facility expires in December 2002 and bears interest at a rate equal to one-month LIBOR plus 1.10%. At June 30, 2002, the balance outstanding under the Salomon warehouse facility was zero.

Salomon Loan Agreement for Delinquent and Problem Loans.    We also have a $25.0 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. This facility also expires in March 2003 and bears interest at a rate equal to the one-month LIBOR plus 2.00%. As of June 30, 2002, the outstanding balance of loans on this facility was $12.0 million.

Morgan Stanley Aggregation Facility.    We also have a $400 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. It expires in December 2002 and bears interest at a rate generally equal to the one-month LIBOR plus 1.05%. As of June 30, 2002, the balance outstanding under this facility was $76.0 million.

The U.S. Bank Warehouse Credit Agreement.    We decided not to renew our U.S. Bank warehouse credit agreement. It expired and was paid in full in May 2002.

Residual Financing Arrangements

We have a residual financing agreement with Salomon, which expires December 2002. The Salomon facility is structured as a repurchase arrangement and does not have a specified limit. All cash flows from the financed residuals are directed to pay down the facility. Based upon current projections, we expect these cash flows to be adequate to cover the minimum monthly and quarterly pay-down obligations. If there is a shortfall, we will be required to make up the difference using our general working capital. The facility bears interest at a rate of 1.75% over the one-month LIBOR, or 3.59% at June 30, 2002. As of June 30, 2002, the outstanding balance under the Salomon facility was $24.0 million.

Payment of U.S. Bank Subordinated Debt

In May 2002, we repaid in full $40.0 million in subordinated debt we had borrowed from U.S. Bank. The debt was secured by a second lien on our collateral that secured our former warehouse credit agreement with U.S. Bank as well as subordinate interests in our residuals. The debt bore an interest rate of 12.0%. We expect that the repayment will reduce our interest expense by approximately $1.2 million per quarter.

Other Borrowings

As of June 30, 2002, the balance of other borrowings was $10.5 million. This balance includes a non-revolving $4.9 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed rate established at the time of each advance for a term of three years. Also included in the balance are various lease transactions that meet the criteria to be recorded as capital leases.

Residual Cash Flows

We expect to have repaid all residual financing by the third quarter of 2002, with the majority of the funds for repayment coming from the residual cash flows themselves. Once the residual financing is repaid, we anticipate that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

Off-Balance Sheet Arrangements

In connection with our loans sold through securitization, as of June 30, 2002, there are $3.9 billion in loans owned by off-balance sheet trusts. Under generally accepted accounting principles, we have included our residual interests in these loans on our balance sheet. Had these off-balance sheet trusts been included in our consolidated financial statements, total assets and liabilities as of June 30, 2002 would have increased by $3.6 billion.

Conversion of Preferred Stock

On April 19, 2002, U.S. Bancorp converted its remaining shares of our Series 1998A and Series 1999A convertible preferred stock into common stock, and on April 19, 2002 U.S. Bancorp sold the common stock to a variety of investors. The conversion of the preferred stock eliminates our $725,000 quarterly dividend obligation.

Cash Flow

For the six months ended June 30, 2002, cash flow from operations provided $66.3 million in cash. Positive cash flow from operations resulted primarily from the focus on a loan sale strategy that optimizes cash flow and from the strong secondary market for loans.

Our loan origination and purchase programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facilities and (iv) principal and interest payments on residual financing in excess of cash flows we have received from residuals. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities, (ii) cash premiums obtained in whole loan sales and securitizations, (iii) mortgage origination income and fees and (iv) cash flows from residual interest in securitizations. Additionally, hedge transactions may result in either positive or negative cash flows, based on changes in the interest rate environment.

Subject to the various uncertainties described above, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Other Developments

Quarterly Dividend

In June 2002, we declared our third consecutive quarterly cash dividend on our common stock at the rate of $0.05 per share. The dividend was paid on July 31, 2002 to stockholders of record on July 15, 2002. We expect to continue to declare and pay a quarterly dividend. However, any future dividend declaration will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

Stock Repurchase Program

In July 2002, we announced that our Board of Directors had approved a Stock Repurchase Program of up to one million shares of our common stock over the next 12 months. This represents approximately 4.0% of our common stock outstanding. We initiated repurchases under the program in early August 2002.

Stock Options

We apply APB Opinion No. 25 to account for stock options. If on January 1, 2002, we had adopted Statement of Financial Accounting Standards No. 123, which would require us to expense the cost of stock options over their vesting period, our earnings per share for the six months ended June 30, 2002 would have been reduced by $0.01 per share.

Servicing Platform

We are in the process of reestablishing our servicing operations and expect to begin boarding loans during the fourth quarter of 2002.

eConduit Acquisition

On May 24, 2002, we purchased eConduit, LLC, a small start-up software and services company specializing in screening consumer account data against mortgage originator credit and underwriting guidelines. The initial purchase price was $1.0 million in cash with a three-year earn-out provision of up to an additional $9.0 million based on eConduit’s performance. We expect eConduit to provide another source of low-cost leads for our Retail origination units.

Worth Funding

On June 5, 2002, we made the final earn-out payment of $9.4 million to the founder of our Worth Funding subsidiary, which we originally acquired in March 2000. The original acquisition documents contemplated a three-year earnout. However, we elected to accelerate completion of the earnout so that we could integrate the Worth Funding operation into our existing Wholesale Division. In the quarter ended June 30, 2002, Worth Funding originated $399.7 million in loans and had stand-alone net income before taxes of $11.6 million.

Earnings Guidance

On July 23, 2002, we increased our estimate of our 2002 diluted earnings per share from a range of $5.25-$5.45 to a range of $6.35 to $6.55.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact our net interest income, as well as the fair value of our residual interests in securitizations. We employ hedging strategies from time to time to manage some of the interest-rate risks inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause the value of our assets to decline, and result in losses when movements in interest rates cause the value of our assets to increase.

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

The following table summarizes the sensitivity analysis of changes in the fair value of our residual interests as of June 30, 2002 and December 31, 2001:

	Change in fair value as of:
	June 30, 2002	December 31, 2001
Increase of 100 basis points	(6.0%)	(7.4%)
Increase of 50 basis points	(3.1%)	(3.9%)
Decrease of 50 basis points	3.7%	4.4%
Decrease of 100 basis points	7.8%	8.4%

(1)	Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our 2001 Annual Report on Form 10-K and our first quarter 2002 Form 10-Q. Below we have provided updates on those matters for which there were developments during the second quarter of 2002.

Matthews.    As previously disclosed in our Form 10-K for the year ended December 31, 2001, in October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors, on behalf of themselves and other consumers located in the State of Ohio whose credit transaction was brokered by Equibanc and Central Mortgage. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio, Eastern Division. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act (TILA), gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs are seeking injunctive relief, compensatory and punitive damages, attorneys’ fees and costs. Plaintiffs’ motion to withdraw the class allegations was granted on January 28, 2002. Plaintiffs filed a third amended complaint on June 24, 2002, to add another individual plaintiff, Ginny Sweitzer; we filed our answer on July 12, 2002.

Grimes.    As previously disclosed in our Form 10-K for the year ended December 31, 2001, in June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, San Francisco Division, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of TILA and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. Our Motion for Summary Judgment was granted on January 25, 2002; the judge held that New Century had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiff filed a notice of appeal; their opening brief was filed on July 1, 2002 and our responsive brief will be filed in mid-August, 2002.

Perry.    As previously disclosed in our Form 10-K for the year ended December 31, 2001, in July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments made to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that we induced mortgage brokers to breach their fiduciary duties to borrowers. The complaint was amended twice to add new plaintiffs, Eugene and Margaret Flood. Plaintiffs filed an Unopposed Motion to Strike Class Allegations on July 23, 2002.

Smith.    As previously disclosed in our Form 10-K for the year ended December 31, 2001, in August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. The action is pending in the United States District Court for the Southern District of California, in Santa Ana. We filed our answer in September 2001. Notices to potential class members were sent in early 2002; approximately 50 individuals timely opted in to join the class action. The case was resolved at mediation on July 26, 2002; we anticipate the court’s approval of the settlement. We believe that the amount of the proposed settlement will not have a material adverse effect on our results of operations or financial position.

Barney.    As previously disclosed in our Form 10-K for the year ended December 31, 2001, in December, 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Chicago, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002; the case was then consolidated with other similar cases filed against other lenders. Our motion to dismiss was heard on July 24, 2002, with a ruling expected in late August 2002.

Bernstein.    As previously disclosed in our Form 10-Q for the first quarter of 2002, Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff filed a motion to remand the case to state court on May 13, 2002; we await a ruling.

We are also a party to various legal proceedings arising out of the ordinary course of business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.     Change in Securities and Use of Proceeds

On May 17, 2002, we issued 7,500 shares of common stock to a former director, Harlan Smith, upon his exercise of stock options granted to him in 1997 outside of our 1995 Stock Option Plan. The exercise price was $11.00 per share. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

On June 5, 2002, we issued 76,339 shares of common stock to David R. McGee representing $2,000,000 of the final earn-out payment for the acquisition of Worth Funding Incorporated. The sale and issuance of the shares were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

Item 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 7, 2002. At the meeting, the stockholders approved the following matters:

1.  Re-election of three directors for three-year terms ending in 2005;

2.  Approval of KPMG LLP as the Company’s independent auditors for 2002; and

3.  Approval of an amendment to the Company’s 1995 Stock Option Plan that would increase the number of shares issuable under the plan by 2,000,000 shares.

The number of votes cast for or withheld and the number of abstentions and broker non-votes cast as to each matter voted upon at the meeting are as follows:

Election of Directors

Name	For	Withheld
Brad A. Morrice	19,851,672	669,826
Michael M. Sachs	20,131,447	390,051
Terrence P. Sandvik	20,131,747	389,751

Approval of KPMG LLP as Independent Auditors

For	Against	Abstain
20,302,873	216,700	1,925

Approval of Amendment to 1995 Stock Option Plan

For	Against	Abstain	Broker Non-Votes
12,311,453	1,461,523	14,797	6,733,725

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

See “Exhibit Index”

(b)  Reports on Form 8-K.

On June 6, 2002 we filed a report on Form 8-K reporting our entry into credit facilities with UBS Warburg and Bank of America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: August 14, 2002

By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: August 14, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
* 3.1	First Amended and Restated Certificate of Incorporation of the Company

**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock

***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock

*3.4	First Amended and Restated Bylaws of the Company

****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock

*4.1	Specimen Stock Certificate

*****4.2	Specimen Series 1998A Convertible Preferred Stock Certificate

***4.3	Specimen Series 1999A Convertible Preferred Stock Certificate

10.1	First Amendment to Lease, dated May 1, 2000 by and between The Irvine Company and New Century Financial Corporation

10.2	Employment Agreement, dated August 1, 2001, between New Century Financial Corporation and Patrick H. Rank

10.3	Office Lease Agreement dated April 23, 2002 by and between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation

10.4	Amendment No. 2 to Amended and Restated Master Loan and Security Agreement dated as of May 9, 2002 by and between NC Capital and Morgan Stanley Dean Witter Mortgage Capital

10.5	Unit Purchase Agreement, dated as of May 24, 2002, by and among Gary Busacca, Marc Loewenthal, Jeffrey Lemieux, David Logsdon, eGarden, Inc., and New Century Mortgage

10.6	Master Repurchase Agreement, dated as of May 30, 2002, by and between

Salomon Brothers Realty and New Century Funding SB-1

10.7	Master Contribution Agreement, dated as of May 30, 2002, by and between New Century Mortgage and New Century Funding SB-1

10.8	Lease, dated May 31, 2002 by and between The Irvine Company and New Century Mortgage Corporation

10.9	Second Amendment to Lease dated June 17, 2002 by and between The Irvine Company and New Century Financial Corporation

10.10	Lease, dated June 17, 2002 by and between The Irvine Company and New Century Mortgage Corporation

10.11	Office Space Lease, dated June 11, 2002 by and between National Officer Partners Limited Partnership and New Century Mortgage Corporation

99.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Edward Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.
**	Incorporated by reference from the Company’s Form 8-K as filed with the SEC on December 8, 1998.
***	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
****	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.
*****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.

2