Form 10-Q
period 2002-09-30
NEW CENTURY FINANCIAL CORP
filed 2002-11-14
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of October 31, 2002, 24,929,463 shares of common stock of New Century Financial Corporation were outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby.  Such statements include:  (i) the expectation that the adoption of SFAS No. 145 and SFAS No. 146 will not have a material impact on our balance sheet or results of operations, (ii) the assumptions used to value our residual securities, including the assumptions relating to prepayment rates, losses, delinquencies and the discount rates, (iii) the expectation that we will begin recording additions to our mortgage servicing assets in the fourth quarter of 2002, (iv) the belief that the goodwill reflected on our balance sheet is not impaired, (v) the assumptions used to project cash flow, (vi) the expectation that we will continue to complete net interest margin security transactions in connection with our securitizations in order to realize higher cash proceeds, (vii) the expectation that the residual cash flows will be a significant source of liquidity and working capital to support future operations for the foreseeable future, (viii) the expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations, (ix) the expectations regarding the sensitivity of our residual securities to interest rate changes, (x) the assumptions underlying our hedging strategy, (xi) the expectation that we will continue to pay a quarterly dividend, (xii) the expectation that we will continue to fund repurchases pursuant to our Stock Repurchase Program with available corporate liquidity, (xiii) the expectation that the number of shares to be purchased pursuant to our Stock Repurchase Program and the time of the purchase will be based upon the level of cash balances, general business conditions and other factors including alternative investment opportunities, (xiv) the estimates regarding earnings per share for 2002 and 2003, (xv) the expectation that our production volume will be $16 billion and our operating margin will be 2.00% in 2003, (xvi) the expectation that our litigation will not have a material adverse effect on our business, results of operation or financial position, (xvii) the expectation that we will renew and expand the Salomon Aggregation Facility, the Salomon Warehouse Facility, the Salomon Loan Agreement for Delinquent and Problem Loans and the Mortgage Stanley Aggregation Facility prior to their expiration in December 2002 and (xviii) the expectation that we will increase the UBS Warburg Warehouse and Aggregation Facility from $400 million to $750 million before the end of 2002.

There are many factors that could cause our actual results to differ materially from expected results in the forward-looking statements.  Such factors include, but are not limited to: (i) our ability to sustain and manage our growth, (ii) our ability to maintain, replace or add to our existing credit facilities on terms comparable to the current terms, (iii) our ability to maintain low loan acquisition costs, (iv) the condition of the whole loan and securitization markets, (v) the initiation of a margin call under any of our warehouse or aggregation facilities, (vi) the effect of competitive pressures from other lenders or suppliers of credit in our market, (vii) the general level of interest rates in the economy, (viii) our ability to ramp up and manage the growth of our servicing platform, (ix) decreases in the value of residential real property in the markets we serve, (x) our ability to maintain credit quality and compliance with legal and underwriting requirements during a period of rapid growth, (xi) the effect of proposed legislation and regulations that could restrict our business, (xii) the outcome of our pending litigation and regulatory inquiries and (xiii) the other risks identified in our Annual Report on Form 10-K for the year ending December 31, 2001 and our other filings with the Securities and Exchange Commission.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS:
Cash and cash equivalents	$148,652	$106,679
Loans receivable held for sale, net (note 2)	1,392,355	1,011,122
Residual interests in securitizations (note 3)	259,969	306,908
Office property and equipment	16,536	10,860
Prepaid expenses and other assets (note 5)	21,052	15,749

TOTAL ASSETS	$1,838,564	$1,451,318

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Warehouse and aggregation lines of credit (note 6)	$1,362,403	$987,568
Residual financing	—	79,941
Subordinated debt	—	40,000
Notes payable	8,677	9,746
Income taxes payable	1,818	6,592
Accounts payable and accrued liabilities	75,378	45,457
Deferred income taxes	34,253	34,253

Total liabilities	1,482,529	1,203,557
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 40,000 shares at December 31, 2001 and zero shares at September 30, 2002	—	—
Common stock, $.01 par value. Authorized 45,000,000 shares; issued 24,913,981 shares and outstanding 24,380,681 shares at September 30, 2002 and 20,504,444 shares outstanding at December 31, 2001	245	205
Additional paid-in capital	147,610	143,659
Retained earnings, restricted	226,913	105,547

	374,768	249,411
Treasury stock, 533,300 shares at September 30, 2002 and zero shares at December 31, 2001, respectively, at cost	(14,509)	—
Deferred compensation costs	(4,224)	(1,650)

Total stockholders’ equity	356,035	247,761

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,838,564	$1,451,318

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Gain on sale of loans	$128,401	$61,397	$310,421	$120,076
Interest income	29,511	19,732	84,429	42,707
Residual interest income	8,392	6,981	24,560	27,665
Servicing income	73	810	135	10,314
Other income	1	131	8	1,038

Total revenues	166,378	89,051	419,553	201,800

Expenses:
Personnel	41,239	24,569	101,427	61,577
Interest	12,719	14,223	36,196	43,285
General and administrative	17,292	15,085	48,588	39,885
Advertising and promotion	4,589	3,040	12,420	8,198
Professional services	2,850	3,165	7,230	5,722

Total expenses	78,689	60,082	205,861	158,667

Earnings before income taxes	87,689	28,969	213,692	43,133
Income taxes	36,171	12,255	88,339	18,378

Net earnings	$51,518	$16,714	$125,353	$24,755
Dividends on preferred stock	—	(725)	(442)	(2,175)

Net earnings available to common stockholders	$51,518	$15,989	$124,911	$22,580

Basic earnings per share (note 7)	$2.12	$0.99	$5.48	$1.47

Diluted earnings per share (note 7)	$1.95	$0.81	$4.77	$1.24

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)
(Unaudited)

	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net earnings	$125,353	$24,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,170	4,443
NIR gains	12,050	(15,894)
Initial deposits to OC accounts	(17,879)	(6,738)
Cash flows received from residual interests	87,656	44,518
Accretion of NIRs	(25,333)	(27,665)
Servicing gains	(4,611)	(4,938)
Fair value adjustment of residual securities	(9,555)	—
Provision for losses	34,884	8,004
Loans originated or acquired for sale	(9,730,620)	(4,230,236)
Loan sales, net	9,327,587	3,805,742
Principal payments on loans receivable held for sale	21,538	15,127
Increase in warehouse and aggregation lines of credit	374,835	395,448
Net change in other assets and liabilities	(3,331)	32,883

Net cash provided by operating activities	199,744	45,449

Cash flows from investing activities:
Purchase of office property and equipment	(11,793)	(2,284)
Purchase price for acquisition of subsidiaries	(9,400)	—
Net proceeds from calls of residual interests	—	22,204
Sale of mortgage servicing rights	4,561	24,748

Net cash provided by (used in) investing activities	(16,632)	44,668
Cash flows from financing activities:
Net repayments of residual financing	(79,941)	(51,010)
Proceeds from (net repayments of) notes payable	(1,069)	(23,511)
Repayment of subordinated debt	(40,000)	—
Payment of dividends on convertible preferred stock	(725)	(2,175)
Payment of dividends on common stock	(3,309)	—
Net proceeds from issuance of stock	6,429	15,134
Purchase of treasury stock	(22,524)	(23)

Net cash used in financing activities	(141,139)	(61,585)

Net increase (decrease) in cash and cash equivalents	41,973	28,532
Cash and cash equivalents, beginning of period	106,679	10,283

Cash and cash equivalents, end of period	$148,652	$38,815

Supplemental cash flow disclosure:
Interest paid	$36,230	$43,095
Income taxes paid	$93,113	$8,258
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	2,000	125
Restricted stock issued	3,786	2,159
Restricted stock cancelled	210	—
Cancellation of warrants	—	2,631
Fixed assets acquired through capital leases	2,764	9,378

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002 and 2001

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Recent accounting developments – In July 2001, FASB issued SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Accounting for Goodwill and Intangible Assets.”  SFAS 142 eliminates the existing requirement to amortize goodwill through a periodic charge to earnings.  For existing goodwill, the elimination of the amortization requirement was effective for the Company beginning January 1, 2002.  As of that date, and at least annually thereafter, goodwill must be evaluated for impairment based on estimated fair value.  As of September 30, 2002, the Company had goodwill of $13.7 million.  Since the goodwill and related amortization has not been significant to the consolidated balance sheet and results of operations, the implementation of this standard did not have a material effect on the consolidated balance sheet or results of operations.

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

The Company adopted SFAS No. 144 on January 1, 2002.  Adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  SFAS No. 145 will rescind SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses.  SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS

No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980.  Since the transition has been completed, SFAS No. 44 is no longer necessary.  SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The Company expects that the adoption of SFAS No. 145 on January 1, 2003 will not have a material impact on the consolidated balance sheet or results of operations.

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

The loan securitizations are generally structured as follows: First, the Company sells a portfolio of mortgage loans to a qualifying special purpose entity (QSPE) which has been established for the limited purpose of buying and reselling mortgage loans.  The QSPE then transfers the same mortgage loans to a real estate mortgage investment conduit or Owners Trust (the REMIC or Trust), and the Trust in turn issues interest-bearing asset-backed securities (the Certificates) generally in an amount equal to the aggregate principal balance of the mortgage loans.  The Certificates are typically sold at face value and without recourse except that representations and warranties customary to the mortgage banking industry are provided by the Company to the Trust.  One or more investors purchase these Certificates for cash.  The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans.  The Trust also issues a certificate representing a residual interest in the payments on the securitized loans.  In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (over-collateralization account or OC Account) held by the Trust. The servicing agreement typically requires that the OC Account is maintained at certain levels.

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

The NIMS are generally structured as follows: First, the Company sells or contributes the Residuals to a QSPE which has been established for the limited purpose of receiving and selling asset-backed residual interests in securitization certificates.  Next, the QSPE transfers the Residuals to an owner trust (the Trust) and the Trust in turn issues interest-bearing asset-backed securities (the Bonds and Certificates).  The Company sells these Residuals without recourse except that normal representations and warranties are provided by the Company to the Trust.  One or more investors purchase the Bonds and

Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration to the Company for the sale of the Residuals.

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

The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale.  The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities.  The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved.  As of September 30, 2002 the Company utilizes an effective discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization and a 14.0% discount rate on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

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

The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates.  Accordingly, the Residuals described above are a significant asset of the Company.  In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows.  The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.85% to 3.56% for adjustable-rate securities and 2.31% to 4.74% for fixed-rate securities.  These estimates are based on historical loss data and comparable loans, the specific characteristics of the loans originated by the Company, and the existence of mortgage insurance. The Company estimates prepayments by evaluating historical prepayment performance of comparable mortgage loans and the impact of trends in the industry.  The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans.  The rate of increase, duration, severity and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6 month, 1 year, 2 year, 3 year or

5 year adjustment periods).  The Company’s prepayment curve and default estimates have resulted in weighted average lives of between 2.58 to 3.00 years for its adjustable-rate securities and 2.72 to 3.79 years for its fixed-rate securities.

Historically, the Company performs a quarterly evaluation of its Residuals, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

The Bondholders and Certificateholders and the securitization trusts have no recourse to the Company for the failure of mortgage loan borrowers to pay when due.  The Company’s Residuals are subordinate to the Bonds and Certificates until the Bondholders and Certificateholders are fully paid.

2.     Loans Receivable Held for Sale, Net

A summary of loans receivable held for sale, at the lower of cost or market at September 30, 2002 and December 31, 2001 follows (dollars in thousands):

	September 30, 2002	December 31, 2001

Mortgage loans receivable	$1,390,155	$1,011,122
Net deferred origination costs	2,200	—

Mortgage loans receivable, net	$1,392,355	$1,011,122

3.     Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at September 30, 2002 and December 31, 2001  (dollars in thousands):

	September 30, 2002	December 31, 2001

Over-collateralization account	$187,425	$206,935
Net interest receivable (NIR)	72,544	99,973

	$259,969	$306,908

The following table summarizes activity in the NIR amounts for the nine months ended September 30, 2002 and 2001 (dollars in thousands):

	2002	2001

Balance, beginning of period	$99,973	$119,010
NIR premiums (discounts)	(12,050)	15,894
Cash received from NIRs	(50,267)	(56,923)
Accretion of NIR	25,333	27,665
Increase in NIR through call transactions	—	3,160
Fair value adjustment	9,555	—

Balance, end of period	$72,544	$108,806

The $9.6 million fair value adjustment is a result of changes in the assumptions used to value the residual interests. Please refer to the residual interests section of Management’s Discussion and Analysis for further discussion.

The call transactions in 2001 represent the effect of the January 2001 exercise of the call option for the Company’s 1998-NC5 securitization transaction, as well as the clean-up calls for the Company’s 1997-NC1, 1997-NC2, and 1997-NC3 securitization transactions.

The following table summarizes activity in the over-collateralization, or OC, accounts for the nine months ended September 30, 2002 and 2001 (dollars in thousands):

	2002	2001

Balance, beginning of period	$206,935	$242,636
Initial deposit to OC accounts	17,879	6,738
Call transactions	—	(51,261)
Additional deposits to OC accounts	8,232	63,418
Release of cash from OC accounts	(45,621)	(51,013)

Balance, end of period	$187,425	$210,518

4.     Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of the Company’s portfolio of mortgage servicing rights.  The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 2002 and 2001 (dollars in thousands):

	September 30, 2002	September 30, 2001

Balance, beginning of period	$—	$22,945
Additions	4,611	4,938
Sales of servicing rights	(4,561)	(25,748)
Amortization	(50)	(1,638)

Balance, end of period	$—	$497

In the first quarter of 2001, the Company sold the majority of its mortgage servicing portfolio to Ocwen Federal Bank.  The Company engaged Ocwen to sub-service its loans receivable held for sale, as well as any loans that it sells servicing-retained.  In October 2002, the Company recommenced its own servicing operation.  Consequently, the Company expects to begin recording additions to its servicing assets in the fourth quarter of 2002.

5.     Goodwill

Goodwill is recorded pursuant to acquisitions of new subsidiaries and is included in prepaid expenses and other assets.  As of December 31, 2001, the Company had goodwill of $3.3 million.  During 2002, the Company entered into two transactions, which resulted in goodwill of $13.7 million as of September 30, 2002: (i) the Company made the final earn-out payment of $9.4 million for its acquisition of Worth Funding in 2000; and (ii) $1.0 million of goodwill was recorded in connection with the May 2002 acquisition of eConduit.  Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting the operating income at an appropriate discount rate.  The Company believes that its goodwill is not impaired as of September 30, 2002.

6.     Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at September 30, 2002 and December 31, 2001 (dollars in thousands):

	September 30, 2002	December 31, 2001

A $800 million aggregation facility from Salomon Brothers Realty expiring in December 2002, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus 0.90% (rate was 2.71% at September 30, 2002)	$275,271	$228,771

A $500 million line of credit from Bank of America, N.A. expiring in May 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus a range of 0.90% to 1.10% (blended rate was 2.84% at September 30, 2002)	216,309	—

A $410 million line of credit from US Bank which expired in May 2002, secured by loans receivable held for sale	—	307,833

A $400 million line of credit from UBS Warburg Real Estate Securities expiring in May 2004, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus a range of 1.00% or 1.15% (blended rate was 2.93% at September 30, 2002)	381,337	—

A $470 million line of credit from CDC Mortgage Capital expiring in March 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus a range of 0.95% or 1.25% (blended rate was 2.91% at September 30, 2002)	320,919	198,975

A $500 million loan and security agreement from Morgan Stanley Dean Witter Mortgage Capital expiring in December 2002, secured by loans receivable held for sale, bearing interest generally based on one-month LIBOR plus 1.00% (rate was 2.81% at September 30, 2002)	156,824	246,253

A $150 million line of credit from Salomon Brothers Realty expiring in December 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR plus 1.10% (rate was 2.91% at September 30, 2002)	—	—

A $25 million master loan and security agreement from Salomon Brothers Realty expiring in December 2002, secured by delinquent loans and REO properties, bearing interest based on one-month LIBOR plus 2.0% (rate was 3.81% at September 30, 2002)	11,743	5,736

	$1,362,403	$987,568

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other things, restrict dividends, maintain certain net worth and liquidity.

levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements.  At September 30, 2002, the Company was in compliance with all financial and other material covenants in its warehouse and aggregation facilities.

7.     Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Basic:
Net earnings	$51,518	$16,714	$125,353	$24,755
Less: dividends declared on preferred stock	—	(725)	(442)	(2,175)

Earnings available to common stockholders	51,518	15,989	124,911	22,580

Weighted average common shares outstanding	24,326	16,123	22,790	15,359

Earnings per share	$2.12	$0.99	$5.48	$1.47

Diluted:
Net earnings	$51,518	$16,714	$125,353	$24,755

Weighted average number of common and common equivalent shares outstanding	24,326	16,123	22,790	15,359
Dilutive effect of convertible preferred stock, stock options and warrants	2,099	4,586	3,487	4,530

	26,425	20,709	26,277	19,889

Earnings per share	$1.95	$0.81	$4.77	$1.24

For the three months ended September 30, 2002, 141,750 stock options were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.  For the nine months ended September 30, 2002, 181,750 stock options were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

For the three months ended September 30, 2001, 836,054 stock options and 50,000 warrants were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the nine months ended September 30, 2001, 1,584,550 stock options and 50,000 warrants were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

8.   Litigation

We have previously disclosed our material litigation and regulatory issues in our 2001 Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2002.  Below we have provided updates on those matters for which there were material developments during the third quarter of 2002.

Grimes. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, San Francisco Division, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of TILA and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. Our Motion for Summary Judgment was granted on January 25, 2002; the judge held that New Century had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiff filed a notice of appeal; their opening brief was filed on July 1, 2002 and our responsive brief was filed in mid-August, 2002.

Perry. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments made to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that we induced mortgage brokers to breach their fiduciary duties to borrowers. The complaint was amended twice to add new plaintiffs, Eugene and Margaret Flood. Plaintiffs filed an Unopposed Motion to Strike Class Allegations on July 23, 2002 which was granted by the court on August 14, 2002.

Smith. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. The action is pending in the United States District Court for the Southern District of California, in Santa Ana. We filed our answer in September 2001. Notices to potential class members were sent in early 2002; approximately 50 individuals timely opted in to join the class action. The case was resolved at mediation on July 26, 2002; the court approved the settlement and the case has been dismissed.  The amount of the settlement did not have a material adverse effect on our results of operations or financial position.

Barney. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in December, 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Chicago, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002; the case was then consolidated with other similar cases filed against other lenders. In late August, 2002, the court ordered plaintiffs to dismiss their cases with prejudice; our plaintiff filed her Notice of Appeal on September 1, 2002.

Bernstein. As previously disclosed in our Form 10-Q for the first quarter of 2002, Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff filed a motion to remand the case to state court on May 13, 2002; additional authorities were filed by the parties in October, 2002 and we await a ruling.

Overman.  In September, 2002, Robert E. Overman & Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial Corporation, New Century Mortgage Corporation, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services.  The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs.  Our response is due in mid-November, 2002.

We are also a party to various legal proceedings arising out of the ordinary course of business. Management believes that any liability with respect to our legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a leading nationwide specialty mortgage banking company that originates, purchases, sells and services residential mortgage loans secured primarily by first mortgages on single-family residences.  Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide.

We originate and purchase loans through our wholesale and retail channels. Wholesale originations and purchases are through independent mortgage brokers who provide loans through the Wholesale Division of our wholly-owned subsidiary, New Century Mortgage Corporation.  We do not purchase bulk loans. Retail originations are made through New Century Mortgage Corporation’s network of branch offices and through its Central Retail Division.  We also originate loans through customized business arrangements with mortgage companies and other financial institutions established by our subsidiary, The Anyloan Company.  These relationships vary and include a combination of wholesale and retail elements. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations.  We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

As of September 30, 2002, our Wholesale Division operated in 16 states through 10 regional operating centers.  Our Wholesale Division originated or purchased $8.3 billion in loans during the nine months ended September 30, 2002.  As of September 30, 2002, our Retail Branch Operations Division operated through 69 sales offices located in 26 states and our Central Retail Division and The Anyloan Company operated through their centralized offices.  Retail originations, including The Anyloan Company, totaled $1.4 billion in loans during the nine months ended September 30, 2002.

Loan Sales and Securitizations

One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and securitizations.  In a whole loan sale, we recognize and receive a cash gain upon sale.  In a securitization, we recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans.  The use of a net interest margin security, or NIM, transaction concurrently with or shortly after a securitization, allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

The following table sets forth loan sales and securitizations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Premium whole loan sales	$3,491,613	$1,050,755	$8,300,478	$2,699,630
Securitizations	—	518,002	845,477	898,244

Total premium sales	3,491,613	1,568,757	9,145,955	3,597,874
Discounted whole loan sales	71,282	17,237	181,632	207,868

Total loan sales	$3,562,895	$1,586,084	$9,327,587	$3,805,742

Total loan sales for the nine months ended September 30, 2002 were $9.3 billion, compared to $3.8 billion for the nine months ended September 30, 2001.  Whole loan sales represented 90.9% of total loan sales for the nine months ended September 30, 2002, compared to 77.3% for the same period last year.

Securitizations for the nine months ended September 30, 2002 were $845.5 million, compared to $898.2 million for the nine months ended September 30, 2001.  During 2002 and 2001, concurrently with or shortly after each of the securitizations, we completed a NIM transaction.  The combined securitization and accompanying NIM transactions yielded cash to us at closing of each NIM transaction comparable to cash received through whole loan sales during the respective periods.

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

We review quarterly the underlying assumptions used to value each residual interest and adjust the carrying value of the securities based on actual experience and trends in the industry.  To determine the residual asset value, we project cash flow for each security.  To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and then use the base assumptions for CPR and loss to project the performance of the security from that date forward.  If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, we adjust our assumptions of future performance. The London Interbank Offer Rate, or LIBOR, forward curve is then used to project future interest rates and finalize cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved.  At September 30, 2002, we used discount rates of 12.0% for residual interests and 14.0% for residual interests through NIM transactions.

Although residual cash flow was comparable to modeled cash flow for the nine months ended September 30, 2002, during the second quarter we modified some of our assumptions used to project future cash flows to reflect recent trends. The changes included the following:

—	We increased our projected prepayment speeds on our 30-year fixed-rate product to 30% from 20% for the next nine months.
—	We increased our projected loss severities for the majority of the securitized portfolio, resulting in an increase in cumulative pool losses from 3.57% at March 31, 2002 to 3.83% at June 30, 2002 and September 30, 2002.

—	In response to the lower interest rate environment, we decreased our discount rates to those used prior to June 2002, resulting in a reduction in the average discount rate from 14.3% to 12.5%.

Year-to-date we have recorded $26.0 million in losses on our euro futures contracts, offset by $26.5 million in increases in our residual asset value. These euro futures contracts serve as an economic hedge of interest rate exposure in the residual interest. The losses were the result of a decrease in forward

LIBOR rates, which also resulted in a comparable increase in the value of the residual interests, due to an increase in the net interest spread to the residual holder.

Discounted Loan Sales

The following table illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,

	2002		2001

	Principal	Discount	Principal	Discount

Elective pool repurchases	$11,860	(45.1)%	—	0.0%
Repurchases as a result of clean-up or other calls	—	0.0%	3,199	(0.3)%
Repurchases from whole loan sales and other discounted sales	59,422	(12.3)%	14,128	(11.0)%

Total discounted sales	$71,282	(17.9)%	$17,327	(9.0)%

	Nine Months Ended September 30,

	2002		2001

	Principal	Discount	Principal	Discount

Elective pool repurchases	$80,043	(37.6)%	—	0.0%
Repurchases as a result of cleanup or other calls	985	(11.5)%	64,796	(3.1)%
Repurchases from whole loan sales and other discounted sales	100,604	(14.6)%	143,072	(13.8)%

Total discounted sales	$181,632	(24.7)%	$207,868	(10.5)%

For the quarter ended September 30, 2002, we sold $71.3 million in loans at a discount, compared to $17.3 million for the same period last year. For the nine months ended September 30, 2002, we sold $181.6 million in loans at a discount, compared to $207.9 million for the same period last year.

Elective pool repurchases totaled $11.9 million for the quarter ended September 30, 2002 and $80.0 million for the nine months ended September 30, 2002. These repurchases are discussed below.

Repurchases as a result of cleanup calls are repurchases from a securitization that typically occur when the principal balance of the securitization pool is less than 10% of the original principal balance of the pool.   No repurchases as the result of cleanup calls are projected during the remainder of 2002.

Repurchases from whole loan sales and other discounted sales are primarily 1) loans repurchased due to a first payment default, and 2) unsold loans with minor deficiencies (“scratch and dent” loans).  These loans are typically sold directly to investors or securitized depending upon the economic circumstances.  While the timing of sales impacts quarter-to-quarter comparisons, the year-to-date 2002 percentage of discounted loans sold within this category was approximately 1.1% of loan sales, an improvement from the 3.8% year-to-date percentage in 2001.

Elective Securitization Pool Repurchases

We periodically elect to repurchase loans in order to maximize cash flows from our residual interests that may otherwise be delayed due to loss or delinquency triggers.  The pooling and servicing agreements typically require the repurchase of the most delinquent loans first.  While the losses we recognize as a result of these repurchases are no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allows us to accelerate cash flow from the residual interests.

Losses on the sale of loans repurchased from pools totaled $30.0 million for the nine months ended September 30, 2002.  As a result of the repurchases, we received $51.8 million in cash flows.  The difference in residual value with and without the repurchases was $39.8 million, or $9.8 million higher than the loss on the discounted sales.  The $9.8 million difference results from the immediate release of over-collateralization cash flows rather than delayed receipt that would have occurred absent the repurchases.

We evaluate each pool for the potential benefit of repurchasing loans, based on the economic merits of the particular transaction.  If the anticipated loss on the sale of repurchased loans is less than the anticipated loss in value of the residual asset that would result from disruption of residual cash flow, we generally elect to repurchase the loans.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Gain on sale of loans	77.3%	69.0%	74.0%	59.5%
Interest income	17.7%	22.2%	20.1%	21.2%
Residual interest income	5.0%	7.8%	5.9%	13.7%
Servicing and other income	—	1.0%	—	5.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Total expenses	47.3%	67.5%	49.1%	78.6%

Earnings before income taxes	52.7%	32.5%	50.9%	21.4%
Income taxes	21.7%	13.7%	21.0%	9.1%

Net earnings	31.0%	18.8%	29.9%	12.3%

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Originations and Purchases

We originated and purchased $9.7 billion in loans for the nine months ended September 30, 2002, compared to $4.2 billion for the nine months ended September 30, 2001.  Wholesale loan originations and purchases were $8.3 billion, or 85.5% of total originations and purchases for the nine months ended September 30, 2002.  Retail loan originations were $1.4 million, or 14.5%, of total originations and purchases for the nine months ended September 30, 2002.  For the same period in 2001, wholesale and retail originations and purchases totaled $3.4 billion, or 80.6%, and $821.4 million, or 19.4%, respectively, of total originations and purchases.

Loan Sales and Securitizations

Whole loan sales increased to $8.3 billion for the nine months ended September 30, 2002, from $2.7 billion for the corresponding period in 2001, an increase of 207.5%.  This increase is the result of higher production volume. Securitizations totaled $845.5 million for the nine months ended September 30, 2002, compared to $898.2 million for the same period last year.

Revenues

Total revenues for the nine months ended September 30, 2002 increased by 107.9% to $419.6 million, from $201.8 million for the same period a year ago.  This increase was primarily due to a 158.5% increase in gain on sale of loans and a 97.7% increase in interest income earned on loans held for sale, partially offset by a decrease of 11.2% in residual interest income and a 98.7% decrease in servicing income.

Gain on Sale. Gain on sale of loans for the nine months ended September 30, 2002 increased by 158.5% to $310.4 million from $120.1 million for the same period a year ago. The increase in gain on sale of loans was the result of higher loan sale volume as well as improved whole loan sale prices.  The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Nine Months Ended September 30,

	2002	2001

Gain from whole loan sale transactions	$380,922	$94,656
Gain from securitization of loans	45,030	48,296
Non-cash gain from servicing asset	4,611	4,938
Cash gain on sale of servicing rights	10,050	4,572
Securitization expenses	(2,706)	(3,820)
Accrued interest	(5,226)	(4,455)
Provision for losses	(34,884)	(8,004)
Fair value adjustment of residual securities	9,555	—
Non-refundable loan fees (1)	80,446	47,298
Premiums paid (2)	(67,735)	(19,370)
Origination costs	(83,650)	(41,700)
Hedging losses	(25,992)	(2,335)

Gain on sales of loans	$310,421	$120,076

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income. Interest income increased by 97.7% to $84.4 million for the nine months ended September 30, 2002, compared to $42.7 million for the same period in 2001.  This increase was the result of higher average loan inventory during the first nine months of 2002.  Loan inventory was higher due to increased production volume.

Residual Interest Income. Residual interest income decreased by 11.2% to $24.6 million for the nine months ended September 30, 2002, from $27.7 million for the corresponding period in 2001. This decrease was primarily due to the decrease in the average balance of residual interests in securitizations.

Servicing Income. Servicing income decreased to $135,000 for the nine months ended September 30, 2002, from $10.3 million for the nine months ended September 30, 2001.  This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001, as well as periodic sales of servicing rights to Ocwen since March 2001.

Expenses

Operating expenses increased to $205.9 million for the nine months ended September 30, 2002, from $158.7 million for the comparable period in 2001, an increase of 29.7%.  Personnel expenses increased to $101.4 million for the nine months ended September 30, 2002, from $61.6 million for the same period in 2001, an increase of 64.7% as a result of higher staffing to accommodate higher loan origination and purchase volume.  Headcount was 2,271 on September 30, 2002, compared to 1,431 on September 30, 2001, an increase of 58.7%.  Interest expense decreased to $36.2 million for the nine months ended September 30, 2002, from $43.3 million for the same period in 2001, primarily due to a significant decrease in interest rates on our warehouse and aggregation lines, partially offset by an increase in average outstanding balances.  In addition, interest expense was lower in 2002 due to the repayment of our subordinated debt with U.S. Bank and the substantially lower residual financing balances in 2002.

Income Taxes

Income taxes increased to $88.3 million for the nine months ended September 30, 2002, from $18.4 million for the comparable period in 2001.  This increase resulted from a $170.6 million increase in pretax income, partially offset by a 1.3% decrease from 42.6% to 41.3% in the effective tax rate for the nine months ended September 30, 2002.  The effective tax rate decreased as a result of our 2002 initiative to structure operations in a more tax-efficient manner.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Originations and Purchases

We originated and purchased $3.8 billion in loans for the three months ended September 30, 2002, compared to $1.8 billion for the three months ended September 30, 2001.  Wholesale loan originations and purchases were $3.3 billion, or 86.1% of total originations and purchases for the three months ended September 30, 2002.  Retail loan originations were $529.4 million, or 13.9%, of total originations and purchases for the three months ended September 30, 2002.  For the same period in 2001, wholesale and retail originations and purchases totaled $1.5 billion, or 82.3%, and $322.1 million, or 17.7%, respectively, of total originations and purchases.

Loan Sales and Securitizations

Whole loan sales increased to $3.5 billion for the three months ended September 30, 2002, from $1.1 billion for the corresponding period in 2001, an increase of 232.3%.  This increase resulted from higher production volume and the decision to sell 100% of loans through whole loan sales in the third quarter of 2002. Securitizations totaled $518.0 million for the three months ended September 30, 2001.

Revenues

Total revenues for the three months ended September 30, 2002 increased by 86.8% to $166.4 million, from $89.1 million for the same quarter a year ago.  This increase was primarily due to a 109.1% increase in gain on sale of loans, a 20.2% increase in residual interest income, and a 49.6% increase in interest income earned on loans held for sale.

Gain on Sale. Gain on sale of loans for the three months ended September 30, 2002 increased by 109.1% to $128.4 million, from $61.4 million for the same period a year ago. The increase in gain on sale of loans was the result of higher loan sale volume as well as improved whole loan sale prices.  The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	For the Three Months Ended September 30,

	2002	2001

Gain from whole loan sale transactions	$167,525	$47,025
Gain from securitization of loans	—	29,193
Cash gain on sale of servicing rights	—	2,599
Securitization expenses	—	(2,311)
Accrued interest	—	(3,710)
Provision for losses	(4,581)	(2,563)
Fair value adjustment of residual securities	10,268	—
Non-refundable loan fees (1)	28,719	18,590
Premiums paid (2)	(30,591)	(9,101)
Origination costs	(32,800)	(16,600)
Hedging losses	(10,139)	(1,725)

Gain on sales of loans	$128,401	$61,397

(1)	Nonrefundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income. Interest income increased by 49.6% to $29.5 million for the three months ended September 30, 2002, compared to $19.7 million for the same period in 2001.  This increase was the result of higher average loan inventory during the third quarter of 2002.  Loan inventory was higher due to increased production volume.

Residual Interest Income. Residual interest income increased to $8.4 million for the three months ended September 30, 2002, from $7.0 million for the corresponding period in 2001, an increase of 20.2%. This increase was  primarily the result of lower accretion rates used on our residual assets during 2001.

Servicing Income. Servicing income decreased to $73,000 for the three months ended September 30, 2002, from $810,000 for the three months ended September 30, 2001.  This decrease resulted from the sale of $4.8 billion in mortgage loan servicing rights to Ocwen Federal Bank FSB during the first quarter of 2001, as well as periodic sales of servicing rights to Ocwen since March 2001.

Expenses

Operating expenses increased to $78.7 million for the three months ended September 30, 2002, from $60.1 million for the comparable period in 2001, an increase of 31.0%.  Personnel expenses increased to $41.2 million for the three months ended September 30, 2002, from $24.6 million for the same period in 2001, an increase of 67.8%.  This increase was the result of an increase in staff to accommodate the growth in production volume. Headcount was 2,271 on September 30, 2002, compared to 1,431 on September 30, 2001, an increase of 58.7%.  Interest expense decreased slightly to $12.7 million for the three months ended September 30, 2002, from $14.2 million for the same period in 2001, primarily due to a significant decrease in interest rates on our warehouse and aggregation lines, partially offset by an increase in average outstanding borrowings. In addition, interest expense was lower for the three months ended September 30, 2002 due to the repayment of the subordinated debt and the substantially lower residual financing balances in 2002.

Income Taxes

Income taxes increased to $36.2 million for the three months ended September 30, 2002 from $12.3 million for the comparable period in 2001.  This increase resulted from a $58.7 million increase in pretax income, partially offset by a 1.1% decrease from 42.3% to 41.2% in the effective tax rate.  The effective tax rate decreased as a result of our 2002 initiative to structure operations in a more tax-efficient manner.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans.  We need separate credit arrangements to hold those loans until we have aggregated pools that we sell through securitizations or whole loan sales.

We use our warehouse and aggregation lines of credit provided by Bank of America, N.A., UBS Warburg Real Estate Securities, CDC Mortgage Capital and Salomon Brothers Realty to finance the actual funding of our loan originations and purchases.  After we fund loans on these lines and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities. We then sell these loans through securitizations or whole loan sales within two to three months and pay down the aggregation facilities with the proceeds.

Before 2001, when we securitized loans we generally needed financing secured by the residual interests that we received in the transaction.  The investment bank that underwrote the securitization typically provided this financing.  Since the beginning of 2001, as a result of NIM transactions closed concurrently or shortly after with our securitizations, we generally realize net cash proceeds from the combined transactions in an amount similar to what we receive for whole loan sales.  Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

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

Bank of America Warehouse and Aggregation Facility.  We have a $500 million repurchase agreement with Bank of America, N.A. that allows both funding of loans and aggregation of loans for up to four months pending their sale or securitization. The one-year committed facility expires in May 2003 and bears interest at either 0.90% or 1.10% above the one-month LIBOR.  The advance rate on loans is a maximum of 100% of the outstanding principal balance. At September 30, 2002, the balance outstanding under the Bank of America facility was $216.3 million.

CDC Warehouse and Aggregation Facility.  We have a $470 million repurchase agreement with CDC Mortgage Capital.  The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization.  The facility expires in March 2003 and bears interest at rates of either 0.95% or 1.25% above the one-month LIBOR.  The advance rate on loans is a maximum of 100% of the outstanding principal balance.  At September 30, 2002, the balance outstanding under the CDC facility was $320.9 million.

UBS Warburg Warehouse and Aggregation Facility. We have a $400 million committed loan purchase agreement with UBS Warburg Real Estate Securities that also allows both funding of loans and aggregation for up to nine months.  The two-year committed facility expires in May 2004 and bears interest at rates of either 1.00% or 1.15% above the one-month LIBOR. The advance rate on loans is a maximum of 100% of the outstanding principal balance.  At September 30, 2002, the balance outstanding on the facility was $381.3 million.

Salomon Aggregation Facility.  We have a $800 million facility with Salomon Brothers Realty, which bears interest at a rate equal to the one-month LIBOR plus 0.90%. This facility expires in December 2002. The maximum advance rate on loans is 101.75% of the outstanding principal balance.  At September 30, 2002, the balance outstanding on the facility was $275.3 million.

Salomon Warehouse Facility.  We have a $150 million repurchase agreement with Salomon Brothers Realty that allows for funding of loan originations. The facility expires in December 2002 and bears interest at a rate equal to one-month LIBOR plus 1.10%. The advance rate on loans is a maximum of 100% of the outstanding principal balance.  At September 30, 2002, the balance outstanding under the Salomon warehouse facility was zero.

Salomon Loan Agreement for Delinquent and Problem Loans.  We have a $25 million Master Loan and Security Agreement with Salomon Brothers Realty that is secured by delinquent or problem loans and by properties we obtained in foreclosures. The advance rate on loans is subject to the specific condition of the loans and ranges from 65% to 98% of the fair value of the loan or property.  This facility expires in December 2002 and bears interest at a rate equal to the one-month LIBOR plus 2.00%.  At September 30, 2002, the balance outstanding on this facility was $11.7 million.

Morgan Stanley Aggregation Facility.  We also have a $500 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital.  It expires in December 2002 and bears interest at a rate generally equal to the one-month LIBOR plus 1.00%. The advance rate on loans is a maximum of 101.00% of the outstanding principal of the loan.  At September 30, 2002, the outstanding balance under this facility was $156.8 million.

We expect to renew and expand the Salomon Aggregation Facility, the Salomon Warehouse Facility, the Salomon Loan Agreement for Delinquent and Problem Loans and the Morgan Stanley Aggregation Facility prior to their expiration in December 2002. In addition, we expect to increase the UBS Warburg Warehouse and Aggregation Facility from $400 million to $750 million before the end of 2002.

Other Borrowings

As of September 30, 2002, the balance of other borrowings was $8.7 million.  This balance includes a non-revolving $4.9 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment.  Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed rate established at the time of each advance for a term of three years. The remaining balance represents various lease transactions that meet the criteria to be recorded as capital leases.

Residual Cash Flows

We fully repaid the remaining balance on our residual financing during the third quarter of 2002. We anticipate that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

Off-Balance Sheet Arrangements

In connection with our loans sold through securitization, as of September 30, 2002, there are $3.6 billion in loans owned by off-balance sheet trusts.  Under generally accepted accounting principles, we have included our residual interests in these loans on our balance sheet. Had these off-balance sheet trusts been included in our consolidated financial statements, total assets and liabilities as of September 30, 2002 would have increased by $3.3 billion.

Cash Flow

For the nine months ended September 30, 2002, cash flow from operations provided $199.7 million in cash.  Positive cash flow from operations resulted primarily from the focus on a loan sale strategy that optimizes cash flow and from the strong secondary market for loans.

Our loan origination and purchase programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, and (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facilities. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures and debt service. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities, (ii) cash premiums obtained in whole loan sales and securitizations, (iii) mortgage origination income and fees and (iv) cash flows from residual interests in securitizations.  Additionally, hedge transactions may result in either positive or negative cash flows, based on changes in the interest rate environment.

Subject to the various uncertainties described above, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Other Developments

Quarterly Dividend

In September 2002, we declared our fourth consecutive quarterly cash dividend on our common stock at the rate of $0.05 per share.  The dividend was paid on October 29, 2002 to stockholders of record on October 15, 2002.  We expect to continue to declare and pay a quarterly dividend.  However, any future dividend declaration will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

Stock Repurchase Program

In October 2002, our Board approved the expansion of our Stock Repurchase Program from one million shares to two million shares.  As of September 30, 2002, we have repurchased 533,300 shares.

We expect to continue to fund these repurchases with available corporate liquidity.  We anticipate that the number of shares to be purchased and the time of the purchase will be based upon the level of cash balances, general business conditions and other factors, including alternative investment opportunities.  These purchases may be made in the open market, through block trades or in privately negotiated transactions.

Stock Options

We apply APB Opinion No. 25 to account for stock options.  If on January 1, 2002, we had adopted the fair value based method of accounting for an employee stock option or similar instrument provision of Statement of Financial Accounting Standards No. 123, which would require us to expense the cost of stock options over their vesting period, our earnings per share for the nine months ended September 30, 2002 would have been reduced by $0.04 per share.

Servicing Platform

In October 2002, we reestablished our servicing operations and started boarding loans.  As of October 31, 2002, we have boarded 8,405 loans with a total principal balance of $1.3 billion.

Earnings Guidance

On October 17, 2002, we reaffirmed our guidance of our 2002 diluted earnings per share of $6.75 - $6.85.  We also announced our earnings per share guidance for 2003 of $7.25.  The 2003 estimate is based upon expected production volume of $16 billion and a 2.00% operating margin.

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

The following table summarizes the sensitivity analysis of changes in the fair value of our residual interests as of September 30, 2002 and December 31, 2001:

	Change in fair value(1) as of:

	September 30, 2002	December 31, 2001

Increase of 100 basis points	(7.2)%	(7.4)%
Increase of 50 basis points	(4.2)%	(3.9)%
Decrease of 50 basis points	4.8%	4.4%
Decrease of 100 basis points	10.1%	8.4%

(1)	Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve only.

At September 30, 2002, we had entered into Euro futures contracts designed to mitigate the interest rate risk in the residual assets. Historically, gains or losses in these contracts have offset the change in residual value as interest rates have changed.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our 2001 Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2002.  Below we have provided updates on those matters for which there were material developments during the third quarter of 2002.

Grimes. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, San Francisco Division, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of TILA and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. Our Motion for Summary Judgment was granted on January 25, 2002; the judge held that New Century had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiff filed a notice of appeal; their opening brief was filed on July 1, 2002 and our responsive brief was filed in mid-August, 2002.

Perry. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments made to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that we induced mortgage brokers to breach their fiduciary duties to borrowers. The complaint was amended twice to add new plaintiffs, Eugene and Margaret Flood. Plaintiffs filed an Unopposed Motion to Strike Class Allegations on July 23, 2002 which was granted by the court on August 14, 2002.

Smith. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in August 2001, a former employee named Dean Smith filed a class action complaint against New Century Financial Corporation and New Century Mortgage Corporation for alleged unpaid overtime, penalties and damages on behalf of himself and other loan officers. The action is pending in the United States District Court for the Southern District of California, in Santa Ana. We filed our answer in September 2001. Notices to potential class members were sent in early 2002; approximately 50 individuals timely opted in to join the class action. The case was resolved at mediation on July 26, 2002; the court approved the settlement and the case has been dismissed.  The amount of the settlement did not have a material adverse effect on our results of operations or financial position.

Barney. As previously disclosed in our Form 10-K for the year ended December 31, 2001, in December, 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Chicago, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002; the case was then consolidated with other similar cases filed against other lenders. In late August, 2002, the court ordered plaintiffs to dismiss their cases with prejudice; our plaintiff filed her Notice of Appeal on September 1, 2002.

Bernstein. As previously disclosed in our Form 10-Q for the first quarter of 2002, Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff filed a motion to remand the case to state court on May 13, 2002; additional authorities were filed by the parties in October, 2002 and we await a ruling.

Overman.  In September, 2002, Robert E. Overman & Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial Corporation, New Century Mortgage Corporation, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services.  The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs.  Our response is due in mid-November 2002.

We are also a party to various legal proceedings arising out of the ordinary course of business. Management believes that any liability with respect to our legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits required by Item 601 of Regulation S-K

See “Exhibit Index”

(b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: November 14, 2002	By:	/s/ ROBERT K. COLE

Robert K. Cole Chief Executive Officer

DATE: November 14, 2002	By:	/s/ EDWARD F. GOTSCHALL

Edward F. Gotschall Chief Financial Officer (Principal Financial and Accounting Officer)

I, Robert K. Cole, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Robert K. Cole

Robert K. Cole Chairman and Chief Executive Officer

I, Brad Morrice, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Brad Morrice

Brad Morrice President

I, Edward F. Gotschall, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Financial Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Edward F. Gotschall

Edward F. Gotschall Chief Financial Officer

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

10.1

Amendment No. 1 to the Committed Note Purchase and Security Agreement, dated as of June 15, 2002, by and among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time.

10.2	Amendment No. 3 to Amended and Restated Master Loan and Security Agreement, dated as of June 20, 2002, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.

10.3	Employee Stock Purchase Plan, as amended

10.4	Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 26, 2002, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation

10.5	Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of August 5, 2002, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation

10.6	Amendment No. 4 to Amended and Restated Master Loan and Security Agreement, dated as of August 15, 2002, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.

99.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Edward Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.

**	Incorporated by reference from the Company’s Form 8-K as filed with the SEC on December 8, 1998.

***	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.

*****	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC.