Form 10-K
period 2002-12-31
NEW CENTURY FINANCIAL CORP
filed 2003-03-28
CIK 1036075

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
Common Stock, $0.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $769 million based on the closing sales price for the Common Stock on such date of $34.97 as reported on the Nasdaq National Market.

        As of March 21, 2003, the Registrant had 23,800,561 shares of Common Stock outstanding.

        PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002.

PART I

Item 1.    Business

General

        We are a leading nationwide specialty mortgage banking company that, through our subsidiaries, originates, purchases, sells and services residential mortgage loans secured primarily by first mortgages on single-family residences. We offer mortgage products to borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. We originate and purchase loans on the basis of the borrower's ability to repay the mortgage loan, the borrower's historical pattern of debt repayment and the amount of equity in the borrower's property (as measured by the borrower's loan-to-value ratio, or LTV). We have been originating and purchasing these types of loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to manage effectively the potentially higher risks associated with this segment of the mortgage industry.

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

        We originate and purchase approximately 85.3% of our loans through our wholesale network of 13,800 independent mortgage brokers, 12.8% through our retail network of three regional processing centers and 66 branch offices located in 26 states including our central retail telemarketing unit, and 1.9% through our strategic alliance program with mortgage companies and other financial institutions. Although a significant percentage of our loans are originated in California, we are authorized to do business in all 50 states and regularly originate and purchase loans throughout the country. Wholesale loans are either originated through or purchased from independent mortgage brokers by the Wholesale Division of our subsidiary, New Century Mortgage Corporation. Retail loans are made directly through our network of branch offices, through our central retail telemarketing unit and through the strategic alliances of one of our subsidiaries, The Anyloan Company.

        In 2002, 82.1% of the loans that we originated were refinances of existing mortgages and 17.9% were for the purchase of residential property. Of the refinance transactions, 80.5% were cash-out refinances in which borrowers receive additional proceeds to pay off other debt or meet other financial needs. Also in 2002, 99.6% of our loan originations were first mortgages and 0.4% were second lien mortgages. 93.7% of our loans were secured by owner-occupied properties, 6.3% were secured by investment properties, and 58.6% were to borrowers within our two highest credit grades even though our underwriting guidelines include six levels of credit risk classifications.

        We sell all of our loans, relying on a combination of two strategies: whole loan sales and securitizations. Historically, when whole loan prices are higher, we generally elect to sell more loans for cash and when whole loan prices are lower, we generally rely more heavily on securitizations. In 2002, because of favorable whole loan prices, we elected to optimize cash flow and earnings by selling 93.6% of our loans in whole loan transactions for cash. We securitized the remainder.

        Whole loan sales enable us to generate current cash flow, protect against the potential volatility of the securitization market and reduce the risks inherent in retaining residual interests from securitizations. In recent years when we have securitized, we have employed a structure that allows us to receive initial cash proceeds similar to those we would have received in a whole loan sale during the same period.

Recent Operational Highlights

        We have achieved several significant operational milestones and goals since January 1, 2002, including the following:

  •
  Higher Production Volume.  We increased our loan origination volume significantly. We originated $14.2 billion in mortgage loans in 2002, a 129% increase over 2001.

  •
  Increased Market Share.  According to Inside B&C Lending, our share of the subprime mortgage market during the fourth quarter of 2002 increased to 7.4%, representing an increase of 3.2 percentage points over the same period of 2001.

  •
  Repaid Long-Term Financing.  We repaid in full the remaining $79.9 million of long-term debt that was secured by our residual interests in securitizations, as well as $40.0 million of subordinated debt to U.S. Bank.

  •
  Improved Cash Position.  Cash of $182.9 million at year-end 2002 represented a 71% increase over 2001 year-end cash of $106.7 million.

  •
  Servicing.  In October 2002, we re-established our servicing platform. Our total servicing portfolio as of December 31, 2002 consisted of $4.0 billion in loans, including $1.9 billion held for sale, $522 million sold servicing retained, and $1.58 billion in interim servicing. In addition, during the first quarter of 2003, we completed a securitization transaction totaling $496 million with Freddie Mac. This transaction was sold servicing retained with Freddie Mac approving our servicing platform.

  •
  Geographic Diversification.  We expanded our production on the East Coast significantly during 2002. The fourth quarter 2002 loan production in 12 eastern states totaled over $1.0 billion, representing a 251% increase over the same period in 2001.

  •
  On-Balance Sheet Securitization.  In January 2003, we completed a securitization of $496 million of loans that we structured to be accounted for as a financing. Under this structure, we will not recognize a gain on sale at the time of transaction, but rather will recognize net interest income as payments are received on the underlying loans.

  •
  Increased Web-based Originations.  We introduced our new Wholesale FastQualSM website generally offering a 12-second response to brokers. Our Wholesale Division's fourth quarter 2002 Internet originations of $912 million represented a 415% increase over the same period in 2001. Likewise, our Retail Division's combined Internet originations of $195 million in the fourth quarter of 2002 represented a 282% increase over the same period in 2001.

  •
  Credit Scores in Originations.  During 2002, we originated a larger portion of our production in our top two credit grades and a smaller proportion in our bottom two credit grades. 61.3% of our fourth quarter 2002 production consisted of loans in our top two credit grades compared to 50.9% for the same period in 2001. During the same period, production in our bottom two credit grades decreased from 7.3% of total production to 4.4%. The weighted average Fair, Isaac & Company ("FICO") score of our loans originated increased to 600 in the fourth quarter of 2002 from 588 during the same period in 2001.

  •
  Initiated Stock Repurchase Program.  We initiated a stock repurchase program authorizing total repurchases of up to three million shares of our common stock. We announced the completion of the repurchase of the first two-million share allocations in February 2003. We plan to continue repurchasing shares under the remaining million share allocation subject to available cash, general business conditions and other factors, including alternative investment opportunities.

  •
  Repurchase and Conversion of U.S. Bank Preferred Stock to Common Stock.  In March 2002, we repurchased 7,144 shares of our preferred stock from U.S. Bank for $7.0 million. In April 2002, the remaining preferred shares were converted to our common stock.

  •
  Increased Dividend.  In December 2002, we declared a quarterly cash dividend of $0.10 per share, increasing the dividend rate from a $0.05 per share level from the prior quarters in 2002.

  •
  Expanded Strategic Alliance Program.  In the fourth quarter of 2002, one of our subsidiaries, The Anyloan Company, originated $132.1 million in loans through alliances with banks, thrifts and other financial institutions and mortgage companies. This represented a 78% increase over The Anyloan Company's third quarter 2002 volume.

  •
  Expanded Credit Facilities.  During 2002, we expanded our warehouse and aggregation credit facilities from $1.7 billion to $3.5 billion. This growth in funding sources helped to accommodate our significant growth in production during the year.

  •
  Established REIT.  We established a real estate investment trust, or REIT, to hold our residual interests from our securitization transactions. We expect this structure to afford us some operating and tax efficiencies.

Growth and Operating Strategies

        We plan to pursue our 2003 initiative of "Maximizing Stockholder Value" through four key initiatives: (i) protecting the franchise, (ii) growing the franchise, (iii) optimizing the return to our stockholders and, (iv) pursuing business diversification strategies.

        The key tactics for pursuing these initiatives include:

  •
  Protecting the Franchise.  We intend to maintain strong cash, liquidity and capital positions to protect our ability to respond to disruptions in the market or other adverse conditions. A strong cash position allows us to hold loans longer in the event that the secondary market for our loans weakens or becomes unstable due to a temporary disruption. We also intend to maintain and improve our underwriting, appraisal and compliance controls to preserve credit quality and mitigate the risk of litigation or regulatory actions for compliance errors.

  •
  Growing the Franchise.  We intend to continue to pursue our geographic expansion on the East Coast and in other metropolitan areas outside of California. We plan to continue to grow our production volume and market share. We also plan to use technology such as our new loan origination system and FastQualSM website to maintain low loan origination costs and provide better service. We also plan to expand our credit facilities and funding sources so that we have access to adequately fund and grow our business.

  •
  Stockholder Value Initiatives.  We plan to maintain a cash dividend of at least $0.10 per share per quarter. We also intend to complete the repurchase of our third million-share repurchase allocation over the next 12 months, subject to available cash, general business conditions and other factors including alternative investment opportunities.

  •
  Earnings Forecast.  We have announced that we expect to earn $7.25 per share for 2003.

  •
  Business Diversification Initiatives.  We intend to work to diversify our earnings sources by:

    •
    Expanding our Loan Servicing Program. We plan to increase the size of our servicing portfolio and pursue ratings by at least one of the major credit rating agencies during 2003.

    •
    Employing Selective On-Balance-Sheet Securitizations. We plan to supplement our whole loan sales strategy with securitization transactions that are accounted for as financings instead of sales. This way we will not recognize a gain on sale at the time of transaction, but rather will recognize net interest income as payments are received on the underlying loans.

    •
    Pursuing Business Development Opportunities. We will evaluate strategic acquisitions and new business opportunities to diversify our earnings stream.

Strengths and Competitive Advantages

        We believe that we have several strengths and competitive advantages that will allow us to compete effectively in our business, including:

  •
  Management Experience and Depth.  The members of our senior management team have on average over 19 years of experience in the consumer finance sector.

  •
  High Quality Customer Service.  We strive to make the origination process easy for our borrowers and brokers by providing prompt responses, consistent and clear procedures and an emphasis on ease of use.

  •
  Strong Secondary Market Relationships.  We have developed relationships with a variety of large institutional loan buyers, including Salomon Smith Barney, CSFB, Morgan Stanley, CDC Mortgage Capital and Deutsche Bank, who consistently bid on and buy large loan pools from us.

  •
  Advanced Technology for Credit Evaluation.  The implementation of our proprietary credit grading and pricing engines has allowed us to produce a more consistent and predictable portfolio of loans.

  •
  Significant Cash Flows from Residuals.  We expect our residual interests to provide significant cash flows which will support operations in the future.

  •
  State-of-the-Art Technology.  We launched a new generation of technology to enhance user access to loan securitization information in December 2002 on our website www.ncen.com. The site provides data distilled from monthly statements to certificate holders, pre-packaged reports, user-definable data views, deal documents and dynamic data analytical tools to examine New Century's home equity loan performance supporting each of its securitized transactions.

  •
  Quality Control and Quality Assurance.  We have developed a variety of automated and manual pre- funding controls (Quality Control) and post-funding reviews (Quality Assurance) to increase the likelihood that we originate loans that comply with applicable law as well as with our own internal guidelines and secondary market requirements.

Product Types

        We offer both fixed-rate loans and adjustable-rate loans, or ARMs. We also offer loans with an interest rate that is initially fixed for a period of time and that subsequently converts to an adjustable-rate. At each interest rate adjustment date, we adjust the rate, subject to certain limitations on the amount of any single adjustment and a cap on the aggregate of all adjustments.

        In addition, our products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification (see "Business—Underwriting Standards"). Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. Our maximum loan amount is generally $500,000 with a loan-to-value ratio of up to 90%. We do, however, offer larger loans with lower loan-to-value ratios through a special jumbo program. We also offer products that permit a loan-to-value ratio of up to 95% for selected borrowers with a risk classification of "A+" or of up to 90% for selected borrowers with a risk classification of "A-". We also offer our "Prime Alternative" product designed to appeal to borrowers of higher credit quality.

        Loans originated or purchased by us during 2002 had an average loan amount of approximately $151,000 and an average loan-to-value ratio of 79.6%. If permitted by applicable law and agreed to by the borrower, our loans may also include a prepayment charge that is triggered by the loan's full or substantial prepayment early in the loan term. Approximately 80.0% of the loans we originated or purchased during 2002 included some form of prepayment charge.

Loan Originations and Purchases

        We originate and purchase loans through the New Century Mortgage Corporation Wholesale Division, Retail Division and through The Anyloan Company, another subsidiary of New Century Financial Corporation. These divisions originate and purchase loans as follows:

    •
    The Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondent lenders solicited by our account executives. Our account executives provide on-site customer service to the broker to facilitate the funding of the loan. In addition, the Wholesale Division originates mortgage loans through its website at www.newcentury.com, where a broker can submit a loan request and receive a response generally within 12 seconds.

    •
    The Retail Division originates loans directly to the consumer through 66 retail branch offices located in 26 states and the central retail telemarketing unit that originates loans nationwide through one central office. Leads are generated through radio, direct mail, telemarketing, and the Internet.

    •
    The Anyloan Company originates loans through two centralized processing centers and develops alliances with mortgage companies and other financial institutions that do not offer our products.

The Wholesale Division

        During 2002, our wholesale originations and purchases totaled $12.1 billion, or 85.3% of our total loan production. As of December 31, 2002, the Wholesale Division operated through fourteen regional operating centers located in Southern California (2), Northern California (2), Itasca, Illinois, Greenwood Village, Colorado, Florida (2), Woburn, Massachusetts, Pearl River, New York, Columbus, Ohio, Plano, Texas, Herndon, Virginia and Bellevue, Washington. As of December 31, 2002, the Wholesale Division employed 310 account executives.

        As of December 31, 2002, approximately 13,800 mortgage brokers were approved by us to submit loans. We originated loans through approximately 8,100 brokers during 2002. During this period, our ten largest producing brokers originated 4.9% of our wholesale production.

        New Century has designed and implemented a detailed procedure for qualifying, approving and monitoring our network of approved mortgage brokers. We require all brokers to complete an application which requests general business information and copies of all licenses. Upon receipt of the application and supporting documentation, our Broker Services Department scrutinizes the materials for completeness and accuracy. Our Broker Services Department then independently verifies the information contained in the application (i) through a public records website to verify the validity and status of licenses, and (ii) through the Mortgage Asset Research Institute, or MARI, which provides background information from both the public and private sectors.

        To be approved, a broker must enter into our standard broker agreement with New Century Mortgage Corporation pursuant to which the broker agrees to abide by the provisions of our policy on Fair Lending and our Brokers' Code of Conduct. Each broker also agrees to comply with applicable state and federal lending laws and agrees to submit true and accurate disclosures with regard to loan applications and loans. In addition, we employ a risk team that regularly reviews and monitors the loans submitted through our brokers.

        In wholesale loan originations, the broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as our liaison with the borrower through the lending process. We review and underwrite the application submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us, fund the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through the Wholesale Division allows us to increase loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations.

        Mortgage brokers can submit loan applications in two ways: to an account executive in one of our sales offices or through our web-based loan underwriting engine, FastQualSM, at www.newcentury.com.

        In either case, the mortgage broker will forward the application to the closest regional operating center where the loan is logged in for regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, we attempt to respond to each application as quickly as possible. If approved, we issue a "conditional approval" to the broker with a list of specific conditions that have to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and the account executive work directly with the submitting mortgage broker who originated the loan to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, we fund loans within 30 days from approval of the application.

        Our web-based loan underwriting engine, FastQualSM, generally provides the broker with a response in less than 12 seconds. Loan information from brokers' own loan origination systems is automatically uploaded from their computers to FastQualSM with two clicks of their mouse. The system lists all loan products that the borrower qualifies for and thus enables brokers to offer their customers many options. Our broker web site enables mortgage brokers to pre-qualify borrowers, submit loan applications, order credit reports, automatically credit grade the loan, obtain pricing and track the progress of the loan through funding.

        The Wholesale Division also purchases closed loans on an individual or "flow" basis from independent mortgage bankers and financial institutions. We review an application for approval from each lender that seeks to sell us a closed loan. We analyze the mortgage banker's underwriting guidelines, to ensure conformance with our guidelines, and financial condition, including its licenses and financial statements. We require each mortgage banker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans the mortgage banker will sell to us. These representations and warranties are comparable to those given by us, through one of our subsidiaries, NC Capital Corporation, to our loan purchasers. Once the correspondent is approved, we underwrite each loan they submit.

        The following table sets forth selected information relating to loan originations and purchases through the Wholesale Division during the periods shown:

	For the Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Principal balance (in thousands)	$2,245,482	$2,776,916	$3,293,693	$3,801,756
Average principal balance per loan (in thousands)	$155	$148	$156	$164
Combined weighted average initial loan-to-value ratio	79.1%	79.9%	80.2%	80.3%
Percent of first mortgage loans	100.0%	99.7%	99.7%	99.3%
Property securing loans:
Owner occupied	92.0%	92.9%	93.8%	93.5%
Non-owner occupied	8.0%	7.1%	6.2%	6.5%
Weighted average interest rate:
Fixed-rate	8.28%	8.43%	8.11%	7.83%
ARMs—initial rate	8.82%	8.62%	8.14%	7.70%
ARMs—margin over index	6.65%	6.63%	6.54%	6.48%

The Retail Division

        During 2002, the Retail Division originated $1.8 billion in loans, or 12.8% of our total loan production. As of December 31, 2002, the Retail Division, including the central retail telemarketing unit, employed 494 retail loan officers. These employees were located in three regional processing centers and 66 sales offices in Arizona (3), California (18), Colorado, Florida (4), Georgia, Hawaii, Illinois (2), Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota (2), Missouri (2), Nevada (2), New Jersey, New Mexico, Ohio (3), Oklahoma, Oregon (2), Pennsylvania (3), Tennessee, Texas (8), Utah, Virginia (2), and Washington (2).

        By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process. Loan origination fees contribute to profitability and cash flow and offset the higher costs of retail lending.

The Anyloan Company

        During 2002, The Anyloan Company originated $274.7 million in loans, or 1.9% of our total loan production, through two centralized processing centers. As of December 31, 2002, The Anyloan Company employed 11 loan officers at its offices in Irvine, California and Foxborough, Massachusetts.

        The Anyloan Company develops alliances with mortgage companies and other financial institutions that do not offer our products.

        The following table sets forth selected information relating to loan originations through the Retail Division and The Anyloan Company during the periods shown:

	For the Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Principal balance (in thousands)	$410,243	$467,892	$529,380	$676,135
Average principal balance per loan (in thousands)	$125	$122	$126	$132
Combined weighted average initial loan-to-value ratio	77.6%	78.1%	78.5%	77.9%
Percent of first mortgage loans	99.4%	99.2%	99.3%	99.3%
Property securing loans:
Owner occupied	97.0%	96.8%	96.3%	96.9%
Non-owner occupied	3.0%	3.2%	3.7%	3.1%
Weighted average interest rate:
Fixed-rate	8.68%	8.54%	8.55%	8.36%
ARMs—initial rate	8.93%	8.93%	8.66%	8.21%
ARMs—margin over index	6.62%	6.67%	6.62%	6.57%

Marketing

Wholesale Marketing

        The Wholesale Division's marketing strategy focuses on the sales efforts of its account executives, and on providing prompt, consistent service to brokers and customers. The Wholesale Division supplements with direct mail and fax programs to brokers, advertisements in trade publications, in-house production of collateral sales material, seminar sponsorships, tradeshow attendance, periodic sales contests and its e-commerce website, www.newcentury.com.

Retail Marketing

        The Retail Division's branch operations unit relies primarily on targeted direct mail and outbound telemarketing to attract borrowers. New Century Mortgage Corporation's direct mail programs are managed by a centralized staff who create a targeted mailing list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers that result from the mailings are tracked centrally and then forwarded to each branch location and handled by branch loan officers.

        The direct mail program uses the Retail Division's website www.newcenturymortgage.com to provide information to prospective borrowers and to allow them to complete an application online. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the applicant's credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer.

        The Retail Division's central retail telemarketing unit solicits prospective borrowers through a variety of direct response advertising methods, such as purchased leads from aggregators, radio advertising, direct mail, search engine placement, banner ads, e-mail campaigns and links to related websites. The central retail telemarketing unit also markets to the current customer base of New Century Mortgage through direct mail and outbound telemarketing, although such solicitations are not within the first twelve months after a loan's origination. In addition, this unit maintains a comprehensive database on all customers with whom it has had contact and markets to these potential customers as well.

The Anyloan Company Marketing

        The Anyloan Company's marketing strategy focuses on developing long-term strategic partnerships with nationwide mid- to large-cap mortgage companies, mortgage brokers and bankers and other financial institutions. The production managers perform regular office visits to clients and distribute marketing and promotional materials about our products and services. In addition to visiting clients, fax and e-mail campaigns assist the production managers in developing and maintaining these client relationships.

Financing Loan Originations and Loans Held for Sale

        We require access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization.

        We use our $1.9 billion warehouse and aggregation lines of credit provided by Bank of America, N.A., UBS Warburg Real Estate Securities, Inc., CDC Mortgage Capital and Salomon Brothers Realty Corp. to finance the actual funding of our loan originations and purchases. After we fund loans on these lines and all loan documentation is complete, we generally transfer the loans to one of our aggregation facilities provided by Salomon Brothers Realty Corp. and Morgan Stanley Dean Witter Mortgage Capital, Inc. to finance the loans pending their sale or securitization. These aggregation facilities currently total $1.6 billion. We then sell the loans through securitizations or whole loan sales within two to three months and pay down the aggregation facilities with the proceeds. See "—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Underwriting Standards

        We originate or purchase our mortgage loans in accordance with the underwriting guidelines described below. The loans we originate or purchase generally do not satisfy conventional underwriting standards, such as those of Fannie Mae or Freddie Mac. Therefore, our loans are likely to have higher delinquency and foreclosure rates than portfolios of mortgage loans underwritten to conventional Fannie Mae and Freddie Mac standards.

        Our underwriting guidelines take into account the applicant's credit history and capacity to repay the proposed loan as well as the secured property's value and adequacy as collateral for the loan. Each applicant completes an application that includes personal information on the applicant's liabilities, income, credit history and employment history. Based on review of the loan application and other data from the applicant against our underwriting guidelines, we determine the loan terms, including the interest rate and maximum loan-to-value ratio.

Credit History

        Our underwriting guidelines require a credit report on each applicant from a credit reporting company. In evaluating an applicant's credit history, we utilize credit bureau risk scores, or a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and the three national credit data repositories—Equifax, TransUnion and Experian.

Collateral Review

        A qualified independent appraiser inspects and appraises each mortgage property and verifies that it is in acceptable condition. Following each appraisal, the appraiser prepares a report that includes a market value analysis based on recent sales of comparable homes in the area and, when appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Foundation's Appraisal Standards Board and are generally on forms acceptable to Fannie Mae and Freddie Mac. Our underwriting guidelines require a review of the appraisal by one of our qualified employees or by a qualified review appraiser that we have retained. Our underwriting guidelines then require our underwriters to be satisfied that the value of the property being financed, as indicated by the appraisal, currently supports the outstanding loan balance.

Income Documentation

        Our underwriting guidelines include three levels of income documentation requirements, referred to as the "full documentation," "limited documentation" and "stated income documentation" programs. Under the full documentation program, we generally require applicants to submit two written forms of verification of stable income for at least twelve months. Under the limited documentation program, we generally require applicants to submit twelve consecutive monthly bank statements on their individual bank accounts. Under the stated income documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All of these documentation programs require that, with respect to salaried employees, the applicant's employment be verified by telephone. In the case of a purchase money loan, we require verification of the source of funds, if any, to be deposited by the applicant into escrow. Under each of these programs, we review the applicant's source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the applicant's credit history, and calculate the debt service-to-income ratio to determine the applicant's ability to repay the loan. We also review the type, use and condition of the property being financed. Our underwriters use a qualifying rate that is equal to the initial interest rate on the loan to determine the applicant's ability to repay an adjustable-rate loan. We use three percent over the start rate for the interest-only product.

Underwriting Requirements

        In general, the maximum loan amount for our mortgage loans is $500,000. Our underwriting guidelines permit loans on owner-occupied one-to-four-family residential properties to have:

  •
  a loan-to-value ratio at origination of up to 95% with respect to non-conforming first liens; and

  •
  a combined loan-to-value ratio at origination of up to 100% with respect to conforming and non-conforming second liens.

        The applicability of the above ratios depends on, among other things, the purpose of the mortgage loan, the borrower's credit history, the borrower's repayment ability and debt service-to-income ratio, and the type and use of the property. The loan-to-value ratio of a mortgage loan that is secured by mortgaged property acquired by a borrower under a "lease option purchase" is determined in one of two ways. If the "lease option price" was set less than twelve months prior to origination, the loan-to-value ratio of the related mortgage loan is based on the lower of the appraised value at the time of origination of the mortgage loan and the sale price of the related mortgaged property. If the "lease option price" was set at least twelve months or more prior to origination, the loan-to-value ratio of the related mortgage loan is based on the appraised value of the related mortgaged property at the time of origination.

        Our underwriting guidelines for first lien mortgage loans have the following categories and criteria for grading the potential likelihood that an applicant will satisfy the repayment obligations of a mortgage loan:

Summary of Principal Underwriting Guidelines (1)

	Prime Alternative	A+ Risk	A- Risk	B Risk	C Risk	C- Risk
Existing mortgage history	Maximum one 30-day late payment w/in last 12 months.	Maximum one 30-day late payment and no 60-day late payments w/in last 12 months; must have an LTV of 95% or less.	Maximum three 30-day late payment and no 60-day late payments w/in last 12 months; must have an LTV of 95% or less.	Maximum one 60-day late payment within last 12 months; must be less than 90 days late at funding.	Maximum one 90-day late late payment within last 12 months; must be less than 120 days late at funding.	Maximum of two 90-day late payments and one 120-day late payment w/in last 12 months; must be less than 150 days late at funding. No current Notice of Default.
Other credit	FICO score of 625 or higher.	4 accts w/30-day late payments or FICO score of 620 or higher; no more than $500 in open collection accounts or charge-offs w/in 12 months open after funding
Past/Present 30-day late payments and 1 acct w/60 day late payment or FICO score of 590 or higher; no more than $,000 in open collection accounts or charge-offs w/in 12 months w/on 12 months open after funding.
				Past/Present 30-day late payments and 2 accts w/90 day late payments and 4 accts w/60 day late payments of FICO score of 570 or higher; no more than $2,500 in open collection accts or charge-offs w/in 12 months open after funding.	Significant prior defaults acceptable; Generally, no more than $5,000 in open collection accounts or charge-offs w/in 12 months Open after funding; on a case by case basis.	Significant prior defaults acceptable; collection accounts may remain open after funding.
Bankruptcy filings	Generally, no Chapter 7 or 13 Bankruptcy discharged in last 2 years or Notice of Default filings in las t 2 years.	Generally, no Chapter 7 or 13 Bankruptcy discharged in last 2 years or Notice of Default filings in last 3 years.	Generally, no Bankruptcy filings in last 2 years or Notice of Default filings in last 3 years.	Generally, no Bankruptcy discharged in last 18 months or Notice of Default filings in last 2 years.	Generally, no Bankruptcy or Notice of Default filings in last 12 months.	Chapter 7 Bankruptcy discharged in last 12 months allowed Chapter 13 Bankruptcy filing in last 12 months allowed. No current Notice of Default filings.

(Continued)

	Prime Alternative	A+ Risk	A- Risk	B Risk	C Risk	C- Risk
Total debt service-to-income ratio	Up to 50%	45% to 50%	50% to 55%	55% to 59%	55% to 59%	50% to 59%
Maximum loan-to-value ratio ("LTV"):(2)
Owner Occupied: single family; detached PUD, or 2-unit Owner	90%	95%	90%	85%	75%	70%
Owner Occupied: condo/three-to-four unit	85%	85%	85%	80%	70%	65%
Non-owner Occupied:	Not applicable	85%	80%	80%	70%	65%

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

Prime Alternative Program

        For our Prime Alternative Program, which attracts a higher credit quality "Alternative—A" borrower, we assess the borrower's mortgage repayment history, any incidents of bankruptcy, mortgage default or major derogatory credit, and we require a minimum FICO score of 625, which is substantially higher than our "core" product requirements. This program is restricted to owner-occupied properties and second home, single unit, two unit, condominiums or detached planned unit developments ("PUDs"), with no rural or unique properties allowed. We have limitations on loan amount, loan-to-value ratio, income documentation type, and the amount of "cash out" allowed on refinances. We assign a unique 4-level grade classification based on the FICO score range for the primary borrower.

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

    •
    No bankruptcy or notice of default filings shall have occurred during the preceding two years, unless the borrower's bankruptcy has been discharged during the past two years and the borrower has re-established a credit history that otherwise complies with the credit parameters set forth above; and

    •
    The mortgaged property must be in at least average condition. A maximum loan-to-value ratio of 85% is permitted for a mortgage loan on a single-family owner-occupied property. A maximum loan-to-value ratio of 80% is permitted for a mortgage loan on a non-owner occupied property, second home, owner-occupied condominium, or two- to four-family residential property. The debt service-to-income ratio is generally limited to a maximum of 55%.

Home Saver Program

        We have established a sub-category of our C- credit grade for borrowers faced with at least one of the following credit scenarios: (i) the borrower has an existing mortgage currently in foreclosure; (ii) the borrower is subject to a notice of default filing; or (iii) the borrower has had a serious mortgage delinquency for more than one 120-day period in the last 12 months or is more than 90 days late at the time of funding. This sub-category is known as our Home Saver Program. The Home Saver Program is available only to Full Documentation borrowers and permits a maximum LTV ratio of 65% and a maximum debt service-to-income ratio of 55%. The maximum loan amount is $300,000 and all derogatory credit report items must either be brought current or paid with the loan proceeds. A maximum of 3% of the loan proceeds may be paid to the borrower in cash. If the borrower is in an open Chapter 13 bankruptcy, the bankruptcy must be discharged with the proceeds of the loan. For the year ended December 31, 2002, Home Saver loans accounted for less than one percent of total loan originations and purchases.

Exceptions

        The categories and criteria described in our underwriting guideline table above are guidelines only. On a case-by-case basis, we may determine that an applicant warrants a LTV ratio exception, a debt service-to-income ratio exception, or another exception. We may allow such an exception if the application reflects certain compensating factors such as low LTV, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, and stable employment or ownership of current residence. We may also allow an exception if the applicant places in escrow a down payment through escrow of at least 20% of the purchase price of the mortgage property or if the new loan reduces the applicant's monthly aggregate mortgage payment. Our automated credit grading system aids in identifying and managing underwriting exceptions. Certain of our loan programs and risk grade classifications limit the approval of exceptions to higher loan approval authority levels. For 2002, our overall underwriting exception rate was 18.53% on total production of $14.2 billion. For 2001, our overall underwriting exception rate was approximately 24.23% on total production of $6.2 billion.

        We evaluate our underwriting guidelines on an ongoing basis and periodically modify them to reflect our current assessment of various underwriting issues. We also maintain separate underwriting guidelines appropriate to our non-conforming second lien mortgage loans, and adopt new underwriting guidelines appropriate to new loan products we may offer.

Loan Production by Borrower Risk Classification

        The following table sets forth information concerning the characteristics of our fixed-rate and adjustable-rate loan production by borrower risk classification for the periods shown:

	For the Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Prime Alternative Risk Grade:
Percent of total purchases and originations	5.3%	3.4%	4.0%	3.4%
Combined weighted average initial loan-to-value ratio	76.2	78.7	81.9	81.7
Weighted average interest rate:
Fixed-rate	7.5	7.9	8.1	8.0
ARMs—initial rate	7.5	7.8	6.3	5.9
ARMs—margin over index	6.2	5.9	4.4	4.3
A+ Risk Grade:
Percent of total purchases and originations	52.2%	53.6%	53.9%	57.9%
Combined weighted average initial loan-to-value ratio	81.1	82.2	82.4	82.7
Weighted average interest rate:
Fixed-rate	8.2	8.2	7.9	7.7
ARMs—initial rate	8.5	8.3	7.9	7.4
ARMs—margin over index	6.4	6.4	6.4	6.4
A- Risk Grade:
Percent of total purchases and originations	19.0%	18.9%	18.7%	17.8%
Combined weighted average initial loan-to-value ratio	78.2	78.5	78.2	77.2
Weighted average interest rate:
Fixed-rate	9.0	8.8	8.4	8.2
ARMs—initial rate	8.8	8.7	8.3	8.0
ARMs—margin over index	6.8	6.8	6.7	6.7
B Risk Grade:
Percent of total purchases and originations	18.0%	19.1%	18.8%	16.5%
Combined weighted average initial loan-to-value ratio	76.7	76.5	76.6	75.6
Weighted average interest rate:
Fixed-Rate	9.5	9.1	8.9	8.4
ARMs—initial rate	9.2	9.0	8.6	8.3
ARMs—margin over index	6.9	6.9	6.9	6.8
C/C- Risk Grade:
Percent of total purchases and originations	5.5%	5.0%	4.6%	4.4%
Combined weighted average initial loan-to-value ratio	69.0	69.5	70.0	69.7
Weighted average interest rate:
Fixed-rate	10.5	10.3	10.1	9.6
ARMs—initial rate	10.5	10.4	10.1	9.8
ARMs—margin over index	7.2	7.2	7.2	7.2

Geographic Distribution

        The following table sets forth by state the aggregate dollar amounts (in thousands) and the percentage of all loans we originated or purchased for the periods shown:

	For the Quarters Ended
	March 31, 2002		June 30, 2002		September 30, 2002		December 31, 2002
California	$1,143,628	43.1%	$1,218,146	37.5%	$1,480,917	38.7%	$1,904,299	42.5%
Florida	141,081	5.3	196,917	6.1	238,063	6.2	273,053	6.1
Illinois	136,552	5.1	187,999	5.8	196,663	5.1	220,774	4.9
Michigan	142,249	5.4	166,120	5.1	178,031	4.7	180,201	4.0
Texas	116,542	4.4	142,713	4.4	186,230	4.9	206,097	4.6
Massachusetts	88,248	3.3	123,405	3.8	130,793	3.4	148,501	3.3
Colorado	92,761	3.5	97,627	3.0	111,448	2.9	139,233	3.1
New York	22,612	0.9	90,482	2.8	127,888	3.3	174,972	3.9
New Jersey	52,986	2.0	74,993	2.3	88,150	2.3	113,711	2.5
Minnesota	55,955	2.1	70,151	2.2	72,739	1.9	68,012	1.5
Other	663,111	24.9	876,255	27.0	1,012,151	26.6	1,049,037	23.6

Total	$2,655,725	100.0%	$3,244,808	100.0%	$3,823,073	100.0%	$4,477,890	100.0%

Loan Sales and Securitizations

        Our subsidiary, NC Capital Corporation, performs secondary marketing functions. NC Capital buys loans from New Century Mortgage within a week or two after origination, paying a price that approximates the loans' secondary market value. NC Capital then sells the loans through either securitizations or whole loan sales. NC Capital is responsible for determining when and through which channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale.

Whole Loan Sales

        As of December 31, 2002, whole loan sales accounted for $12.4 billion, or 93.6% of our total loan sales. The weighted average premiums received on whole loan sales during 2002 was equal to 4.37% of the original principal balance of the loans sold, including premiums received for servicing rights.

        We seek to maximize our premiums on whole loan sales by closely monitoring requirements of institutional purchasers and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2002, we sold $7.0 billion of loans to Morgan Stanley Dean Witter Mortgage Capital Inc., $1.5 billion of loans to Credit Suisse First Boston Mortgage Capital LLC, and $1.4 billion of loans to Deutsche Bank, which represented 52.2%, 11.4% and 10.1%, respectively, of total loans sold. While over two-thirds of our loans were sold to these three investors, the competitive bid process for our whole loan sales generally includes many more potential buyers.

        We sell whole loans on a non-recourse basis pursuant to a purchase agreement in which we give customary representations and warranties regarding the loan characteristics and the origination process. Therefore, we may be required to repurchase or substitute loans in the event of a breach of these representations and warranties. In addition, we generally commit to repurchase or substitute a loan if a payment default occurs within the first month or two following the date the loan is funded, unless we make other arrangements with the purchaser.

Securitization

        In a securitization, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified "investor pass-through interest rate" on the principal balance. We receive the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A net interest margin ("NIM") transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIM transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

        During 2002, we completed two securitizations totaling $845.5 million of mortgage loans (New Century Home Equity Loan Trust, Series 2002-A and New Century Home Equity Loan Trust, Series 2002-1). Following both securitizations, we issued a net interest margin security. The initial cash proceeds from these transactions were comparable to cash proceeds we received through whole loan sales. Credit enhancement for these securitizations was provided through a fully-funded over-collateralization account of 2.1%.

        The following are the material assumptions we use to record the gain on sale for the New Century Home Equity Loan Trust, Series 2002-A and New Century Home Equity Loan Trust, Series 2002-1:

	2-Year ARM	3-Year ARM	Fixed	Combined Pool
% of Pool	79.79%	3.44%	16.77%	100.00%
Weighted Average Life (in years)	2.31	3.06	4.14	2.64
Static Pool Losses	3.79%	4.75%	4.32%	3.91%
Prepayment Penalty Coverage
1 year	5.02%	6.53%	1.06%	4.40%
2 years	77.13	9.57	20.58	65.32
3 years	4.92	72.83	15.65	9.05
4 years	0.02	0.40	0.42	0.10
5 years	0.77	0.24	42.81	7.80

        A summary of gain on sale and cash flow from the 2002 securitization transactions is presented below:

Gain Recorded:
Sale of NIM bonds	7.35%
Premium on senior bonds	0.97%
Sale of servicing rights	0.70%
Value of residual interest	0.69%
Less: O/C accounts	(2.11)%
Less: Cost of hedge contract	(1.57)%
Less: Transaction costs and forfeited interest	(0.94)%
Net Gain on Sale Recorded	5.09%

Cash Flow Received:
Sale of NIM bonds	7.35%
Premium on senior bonds	0.97%
Sale of servicing rights	0.70%
Less: O/C accounts	(2.11)%
Less: Cost of hedge contract	(1.57)%
Less: Transaction costs	0.32)%

Net cash flow at closing	5.02%

Loan Servicing and Delinquencies

Servicing

        Loan servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults.

        We conducted servicing operations from July 1998 through the middle of 2001 on an in-house platform. For various cash-flow and operating reasons, in March 2001 we sold our portfolio of mortgage loan servicing rights to Ocwen Federal Bank FSB. We also entered into an agreement with Ocwen to service our loans receivable held for sale.

        From March 2001 to September 2002, we contracted with Ocwen to perform sub-servicing functions for our loans receivable held for sale. During that period, all of our loan sales were on a servicing-released basis, or we separately sold the servicing rights to third parties.

        In February 2002, we announced our decision to re-establish a servicing platform. We hired our former Senior Vice President of Servicing and many other key managers who were part of our servicing operation prior to the March 2001 sale. In October 2002, we re-established mortgage servicing operations. We began boarding loans on our platform in October 2002, and we sold $525 million in loans on a servicing-retained basis during the fourth quarter of 2002. We intend to continue to add servicing rights on a substantial percentage of the loans we sell in future periods.

        During 2003, we will seek approval for our servicing platform from one or more ratings agencies. If we receive such approval, we expect we will be able to grow the platform more quickly.

Delinquencies and Foreclosures

        The loans we originate or purchase are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action or non-judicial sale, and is subject to various notice and filing requirements. In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other designated costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period. Generally, state law controls the amount of foreclosure expenses and costs, including attorneys' fees, which may be recovered by a lender. After the reinstatement period has expired without the default having been cured, the borrower or junior lienholder no longer has the right to reinstate the loan and may be required to pay the loan in full to prevent the scheduled foreclosure sale. When a loan has not yet been sold or securitized, we will generally allow a borrower to reinstate the loan up to the date of foreclosure sale.

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

        JP Morgan Chase performs a monthly review of asset-backed securities in our industry, including those issued by New Century. The following table, summarized from the JP Morgan Chase report, shows the actual experience of our securitized pools in comparison to others in our industry for the month of December 2002:

		Fixed Rate Loans				Adjustable Rate Loans
		60+ Delinquency(b)		Cumulative Loss(b)		60+ Delinquency(b)		Cumulative Loss(b)
Vintage		NCEN	Peer Co. Avg.	NCEN	Peer Co. Avg.	NCEN	Peer Co. Avg.	NCEN	Peer Co. Avg.
1997		6.1%	16.3%	2.5%	4.6%	23.0%	24.4%	3.1%	4.0%
1998		11.9%	15.7%	3.5%	4.0%	20.0%	25.3%	3.8%	4.2%
1999		11.4%	15.8%	2.4%	2.9%	19.1%	23.2%	2.1%	2.7%
2000		13.2%	17.4%	1.1%	2.1%	19.8%	22.6%	0.9%	1.4%
2001(a	)					12.2%	12.1%	0.2%	0.3%
2002(a	)					4.0%	3.8%	0.0%	0.0%

  (a)
  For 2001 and 2002 there is no fixed-rate performance data available.

  (b)
  This data does not reflect delinquencies and losses on loans that securitizers may have elected to repurchase out of the securitized pools.

  Peer Group includes: Advanta, Novastar, Conseco, Aames, Saxon, WMC, Countrywide, Ameriquest, First Franklin, Delta Funding, RFC, Long Beach, Indymac and Option One—data not independently verified by New Century.

        As indicated in the table above, their report for December 2002 shows that our loan pools generally have lower delinquency rates and cumulative pool losses (total losses incurred over the life of a pool, divided by the original securitized balance) than the industry peer group average.

        The pooling and servicing agreements for our securitizations typically provide us or the master servicer the right to initiate a call of all outstanding bonds once the current balance of loans in the pool falls below five or ten percent of the original principal balance. To date, we have exercised our clean-up call on four of our 1997 securities, resulting in the repurchase and subsequent resale of the remaining loans in these securities.

Interest Rate Risk Management Strategies

        We try to mitigate interest rate risks through a variety of strategies. For instance, the interest rate that will be charged to our borrowers is locked on the day the loan funds. This generally allows us to generally price our pipeline of approved loans with current market rates. In addition, we may elect to use various financial instruments such as swaps, forwards, options, futures contracts, and other derivative instruments to mitigate interest rate risk. We sometimes use forward loan sale commitments with a predetermined price and delivery date to sell our unsold loan inventory which protects us from interest rate increases. In order to mitigate the adverse effects resulting from interest rate increases on our residual interests, we first forecast future interest rates using the Forward LIBOR Curve. We then use Euro Dollar Futures contracts timed to match the fixed period of the loans in our securitizations. If interest rates increase, the cash flow received from the Euro Dollar Futures contracts offsets the reduction in future cash flow projected on our residual interests.

Competition

        We continue to face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Most notably, in the past two or three years, some large, diversified financial corporations have purchased several of our competitors. Other large financial institutions have gradually expanded their "non-prime" or "sub-prime" lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse, aggregation and residual financing facilities. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

        At the same time, the two large government-sponsored secondary market purchasers of loans, Fannie Mae and Freddie Mac, have begun purchasing some non-prime loans. This has the potential of increasing competition as lenders without prior non-prime origination expertise begin originating non-prime loans to Fannie Mae's and Freddie Mac's guidelines using their automated tools.

        We also face competition from smaller, recently established wholesale mortgage banking companies that try to attract our key managers and account executives as well as our key brokers.

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

Key Marketing Advantages

        We also face competition through our marketing initiatives from the Internet, direct mail and e-mail. We believe that our technology is also one of our key competitive strengths, including:

  •
  our Wholesale Division's web-based loan underwriting engine, FastQualSM, generally providing our brokers and their customers with a response in less than 12 seconds; and

  •
  our Retail Division's diversified approach, combining direct mail, Internet, inbound and outbound telemarketing, providing a steady, reliable source of interested borrowers.

Regulation

        Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include:

    •
    the Equal Credit Opportunity Act;

    •
    the Federal Truth and Lending Act and Regulation Z;

    •
    the Home Ownership and Equity Protection Act;

    •
    the Real Estate Settlement Procedures Act;

    •
    the Fair Credit Reporting Act;

    •
    the Fair Debt Collection Practices Act;

    •
    the Home Mortgage Disclosure Act;

    •
    the Fair Housing Act;

    •
    the Telephone Consumer Protection Act; and

    •
    the Gramm-Leach-Bliley Act.

        These laws, rules and regulations, among other things:

    •
    impose licensing obligations and financial requirements on us;

    •
    limit the interest rates, finance charges, and other fees that we may charge;

    •
    prohibit discrimination;

    •
    impose underwriting requirements;

    •
    mandate disclosures and notices to consumers;

    •
    mandate the collection and reporting of statistical data regarding our customers;

    •
    regulate our marketing techniques and practices; and

    •
    require us to safeguard non-public information about our customers.

        Our failure to comply with these laws can lead to:

    •
    civil and criminal liability;

    •
    loss of approved status;

    •
    demands for indemnification or loan repurchases from buyers of our loans;

    •
    class action lawsuits; and

    •
    administrative enforcement actions.

Compliance, Quality Control and Quality Assurance

        We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We integrate many legal and regulatory requirements into our computerized loan origination system so as to reduce the prospect of inadvertent non-compliance due to human error. We also maintain policies and procedures, summaries and checklists to help our origination personnel comply with these laws.

        Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities. We also maintain a variety of pre-funding quality control procedures designed to detect compliance errors prior to funding.

        In addition, we also subject a statistically valid sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. To the extent refunds or other corrective actions are appropriate, we deduct those amounts from the internal profit and loss calculation for that origination unit. Many of our managers also have their compensation tied partly to the quality assurance results of their units.

        Our loans and practices are also reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. Our state regulators also review our practices and loan files regularly and report the results back to us. Since our inception, we have undergone over 70 state examinations. To date, the state examinations have never resulted in findings of material violations or imposition of penalties.

Licensing

        As of December 31, 2002, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in all 50 states and the District of Columbia and second mortgages in 48 states and the District of Columbia.

Regulatory Developments

        During 2002, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection.

Privacy

        The federal Gramm-Leach-Bliley financial reform legislation imposes additional privacy obligations on us with respect to our applicants and borrowers. Regulations adopted in 2002 impose additional obligations on us to safeguard the information we maintain on our borrowers. In addition, several states are considering even more stringent privacy legislation. If passed, a variety of inconsistent state privacy legislation could substantially increase our compliance costs.

Fair Credit Reporting Act

        The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Absent Congressional action, this federal preemption expires at the end of 2003. Without the preemption, states could impose more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. This could impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

        In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act ("HMDA"). Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting takes effect in 2004. We anticipate that a majority of our loans would be subject to the expanded reporting requirements.

        The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, lenders like us are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Predatory Lending Legislation

        The Home Ownership and Equity Protection Act of 1994 ("HOEPA") identifies a category of mortgage loans and subjects such loans to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. In the past, HOEPA generally covered loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $480, or (ii) an annual percentage rate ("APR") of more than ten percentage points higher than United States Treasury securities of comparable maturity. On October 1, 2002, the APR threshold for first mortgages was reduced to eight percent above the comparable treasury security.

        We do not originate loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating loans that are considered to be "high cost" under federal law. The recently imposed lower APR may prevent us from making a small number of loans that we would otherwise have made under the prior thresholds.

        Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called "predatory" lending practices. Many of these laws and regulations go beyond targeting abusive practices and impose broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in our withdrawal from the Georgia market because our lenders and loan buyers refused to finance or purchase loans covered by that law.

        There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans. Adoption of these laws could also have a material adverse effect on our loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

  Efforts to Avoid Abusive Lending Practices

        In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have adopted several policies and procedures, including the following:

  Product Policies

    •
    We do not fund or purchase "high cost loans" as defined by HOEPA.

    •
    We do not make or purchase loans containing single premium credit life, disability or accident insurance.

    •
    We do not make or purchase loans containing balloon payments, negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

    •
    We offer loans with and without prepayment penalties.

    •
    Our prepayment penalties do not extend beyond 5 years from the origination date.

    •
    We do not originate loans that pay off zero interest rate mortgages provided by charitable organizations or the government without borrower third-party counseling.

  Loan Processing Policies

    •
    We only approve loan applications that evidence a borrower's ability to repay the loan.

    •
    We consider whether the loan terms are in the borrower's best interests and document our belief that the loan represents a tangible benefit to the borrower.

    •
    We do not solicit our loan portfolio within twelve months of loan origination.

    •
    We price loans commensurate with risk.

    •
    We use an electronic credit grading system to help ensure consistency.

    •
    We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features.

    •
    We employ electronic and manual systems to protect against adverse practices like "property flipping."

  Customer Interaction and Education

    •
    We market our loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity of the markets we serve throughout the nation.

    •
    We provide a helpful, easy-to-follow brochure to all our loan applicants to educate them on the loan origination process, explain basic loan terms, help them obtain a loan that suits their needs and advise them on how to find a HUD-approved loan counselor.

    •
    We distribute our Fair Lending Policy to all newly hired employees and hold them accountable for treating borrowers fairly and equally.

    •
    We provide fair lending training to employees having direct contact with borrowers or loan decision-making authority.

    •
    We require brokers to sign an agreement indicating that they are knowledgeable about and will abide by fair lending laws and our Broker Code of Conduct.

    •
    We monitor broker performance and strive to hold brokers accountable for fair and equal treatment of borrowers.

    •
    Our Retail Division conducts regular customer satisfaction surveys of all newly funded loans.

    •
    We also conduct periodic randomly selected satisfaction surveys of customers who receive loans through a mortgage broker.

    •
    A network of well-trained consumer relations staff is dedicated to resolving consumer complaints in a timely and fair manner.

    •
    Our Loan Servicing Department contacts each borrower prior to the first payment to confirm that the borrower understands loan terms.

    •
    When appropriate, we also offer loss mitigation counseling to borrowers in default and provide opportunities to enter into mutually acceptable reasonable repayment plans.

    •
    We report borrower monthly payment performance to major credit repositories.

  Evaluation and Compliance

    •
    We subject a significant statistical sampling of our loans to a rigorous quality assurance of borrower qualification, validity of information, and verified property value determination.

    •
    Our Fair Lending Officer provides an independent means of reporting or discussing fair lending concerns through consumer and employee hotlines.

    •
    The Fair Lending Officer monitors production fair lending performance, including loan file analysis and reporting, and coordinates community outreach programs.

    •
    We engage independent firms to review internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

    •
    We adhere to high origination standards in order to sell our loan products in the secondary mortgage market.

    •
    We believe that our commitment to responsible lending is good business.

    •
    We put our commitment into action and will continue to look for ways to promote highly ethical standards thoughout our industry.

        We plan to continue to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices.

Environmental

        In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

Sarbanes-Oxley Act of 2002

        On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), a corporate governance and accounting reform law. While some of the provisions of Sarbanes-Oxley were effective immediately upon enactment, other provisions require the SEC to adopt relevant rules. The SEC issued some of the implementing rules in 2002 and will continue to issue additional rules in 2003. Our management has spent and will continue to spend significant time monitoring the rules issued by the SEC, reviewing existing procedures and putting new procedures in place as necessary or appropriate to comply with the new requirements of Sarbanes-Oxley and the rules issued by the SEC thereunder.

Employees

        At December 31, 2002, we employed 2,468 full-time employees and 19 part-time employees. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Available Information

        We make available, free of charge, on our website (www.ncen.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information about our executive officers:

Name	Age	Position
Executive Officers:
Robert K. Cole	56	Chairman of the Board and Chief Executive Officer of the Company; Director of New Century Mortgage(1)
Brad A. Morrice	46	Vice Chairman, President, Chief Operating Officer and Director of the Company; Chairman and Chief Executive Officer of New Century Mortgage(1); Chairman of NC Capital(2); Chairman of The Anyloan Company(3)
Edward F. Gotschall	48	Vice Chairman, Chief Financial Officer and Director of the Company; Executive Vice President and Director of New Century Mortgage(1); Director of NC Capital(2)
Patrick J. Flanagan	38	Executive Vice President of the Company; President and Director of New Century Mortgage(1); Chief Executive Officer and Director of NC Capital(2)
Patrick H. Rank	58	Executive Vice President of the Company; President of Retail Operations and Director of New Century Mortgage(1); President and Chief Executive Officer of The Anyloan Company(3)

(1)
New Century Mortgage Corporation ("New Century Mortgage") is a wholly-owned subsidiary of the Company.

(2)
NC Capital Corporation ("NC Capital") is a wholly-owned subsidiary of New Century Mortgage.

(3)
The Anyloan Company is a wholly-owned subsidiary of Anyloan Financial Corporation, which is a wholly-owned subsidiary of the Company.

        Robert K. Cole, one of our co-founders, has been our Chairman of the Board and Chief Executive Officer since December 1995 and one of our directors since November 1995. Mr. Cole also serves as a director of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation, a publicly traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation, a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of subprime mortgage loans. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage, Inc. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

        Brad A. Morrice, one of our co-founders, has been our Vice Chairman since December 1996, our President and one of our directors since November 1995 and our Chief Operating Officer since January 2001. Mr. Morrice also served as our General Counsel from December 1995 to December 1997 and our Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Chairman and Chief Executive Officer of New Century Mortgage, Chairman of NC Capital Corporation and Chairman of The Anyloan Company. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of

California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

        Edward F. Gotschall, one of our co-founders, has been our Vice Chairman since December 1996, our Chief Financial Officer since August 1998, our Chief Operating Officer Finance/Administration from December 1995 to August 1998 and one of our directors since November 1995. Mr. Gotschall also serves as Executive Vice President and a director of New Century Mortgage and was its Chief Financial Officer until February 2002. Mr. Gotschall is also a director of NC Capital. From April 1994 to July 1995, he was the Executive Vice President/Chief Financial Officer of Plaza Home Mortgage and a director of Option One. In December 1992, Mr. Gotschall was one of the co-founders of Option One and served as its Executive Vice President/Chief Financial Officer until April 1994. From January 1991 to July 1992, he was the Executive Vice President/Chief Financial Officer of The Mortgage Network, Inc., a retail mortgage banking company. Mr. Gotschall received his Bachelors of Science Degree in Business Administration from Arizona State.

        Patrick J. Flanagan has been our President of New Century Mortgage since February 2002 and has been a director of New Century Mortgage since May 1997. He has also served as Executive Vice President of the Company since August 1998. He is Chief Executive Officer and a director of NC Capital. From January 1997 to February 2002, Mr. Flanagan served as Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago, and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

        Patrick H. Rank has been our President of Retail Operations and a director of New Century Mortgage since August 2001, overseeing all aspects of the Company's Retail operations. He has also been President and Chief Executive Officer of The Anyloan Company since August 2001. He has also served as Executive Vice President of the Company since May 2002. Prior to joining New Century, Mr. Rank was the President of H&R Block Mortgage, a subsidiary of Option One Mortgage, and H&R Block Financial Services. Mr. Rank was one of the original co-founders of Option One Mortgage and was its original Chief Executive Officer. Prior to Option One, Mr. Rank was the Chief Administrative Officer at Long Beach Mortgage. Mr. Rank has over 36 years of financial services industry experience.

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

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience could negatively affect our financial position.

        As of December 31, 2002, the value of our residual interests from securitization transactions on our balance sheet was $247.0 million. The value of these residuals is a function of the delinquency, loss, prepayment and discount rate assumptions we use.

        It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from the assumptions, future cash flows and earnings could be negatively affected.

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

        Our profitability may be directly affected by changes in interest rates. First, these changes may reduce the spread we earn between the interest we receive on our loans and our funding costs. Second, a substantial and sustained increase in interest rates could adversely affect borrower demand for our products. Third, during periods of rising interest rates, the value and profitability of our loans may be negatively affected from the date of origination or purchase until the date we sell or securitize the loan. Fourth, our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of our residual interests, and require us to reduce the carrying value of our residual interests. Fifth, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to reduce the carrying value of our residual interests. If prepayments are greater than expected, the cash we receive over the life of our residual interests would be reduced. Higher-than-expected prepayments could also have a negative effect on the value of our servicing portfolio. Any such change in interest rates could have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets would hurt our financial position.

        We are dependent on the securitization market for the sale of our loans because we securitize loans directly and many of our whole loan buyers purchase our loans with the intention to securitize.

The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market's demand for our loans could have a material adverse effect on our results of operations, financial condition and business prospects.

If we are unable to maintain adequate financing sources, our earnings and financial position will suffer and jeopardize our ability to continue operations.

        We require substantial cash to support our operating activities and growth plans. Our primary sources of cash are our warehouse and aggregation credit facilities and the proceeds from the sales and securitizations of our loans. As of December 31, 2002, we had seven short-term warehouse and aggregation credit facilities providing us with approximately $3.5 billion to fund loan originations and purchases pending the pooling and sale of such loans. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

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

        Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a "high-cost" loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower's ability to finance the points and fees charged in connection with his or her loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputational reasons, many whole loan buyers elect not to purchase any loan labeled as a "high cost" loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, our lenders and secondary market buyers refused to finance or purchase our Georgia loans. As a result, we were forced to cease providing mortgages in Georgia. Passage of such laws could increase compliance costs, lower fee income and lower origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

In July 2003 we will no longer be able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which could adversely impact our earnings.

        The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature to obtain value on the loans we originate.

        Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and we have relied on the federal Alternative Mortgage Transactions Parity Act (the "Parity Act") and related rules issued in the past by the Office of Thrift Supervision (the "OTS") to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that will reduce the scope of the Parity Act preemption and, as a result, we will no longer be able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption will require us to comply with state restrictions on prepayment penalties. We expect that these restrictions will prohibit us from charging any prepayment penalty in 8 states and will restrict the amount or duration of prepayment penalties that we may impose in an additional 14 states. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions will be able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

        Because we are licensed to originate mortgage loans in 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

        Our failure to comply with these laws can lead to:

      •
      civil and criminal liability;
      •
      loss of approved status;
      •
      demands for indemnification or loan repurchases from purchasers of our loans;
      •
      class action lawsuits; or
      •
      administrative enforcement actions.

        Any of these results could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Our warehouse and aggregation financing is subject to margin calls based on the lender's opinion of the value of our loan collateral. An unanticipated large margin call could adversely affect our liquidity.

        The amount of financing we receive under our warehouse and aggregation financing agreements depends in large part on the lender's valuation of the mortgage loans that secure the financings. Each such credit facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects.

We face intense competition that could adversely affect our market share and our revenues.

        We face intense competition from finance and mortgage banking companies and from Internet-based lending companies. In addition, certain government-sponsored entities, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-prime mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, including non-prime loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase non-prime loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the non-prime mortgage industry.

        Certain large finance companies and conforming mortgage originators also originate non-prime mortgage loans to customers similar to the borrowers we serve. Competitors with lower costs of capital have a competitive advantage over us. In addition, establishing a wholesale lending operation such as ours requires a relatively small commitment of capital and human resources. This low barrier to entry permits new competitors to enter our markets quickly and compete with our wholesale lending business. Several new wholesale originators have been formed in recent years and have recruited former senior managers from our wholesale division. If these competitors are able to attract some of our key employees and disrupt our broker relationships, it could have a material adverse effect on our results of operations, financial condition and business prospects.

        The intense competition in the non-prime mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current wholesale and retail structures and information systems to compete effectively. Our inability to continue enhancing our current Internet capabilities, or to adapt to other technological changes in the industry, could have a material adverse effect on our results of operations, financial condition and business prospects.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

        We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

A decline in the quality of servicing could lower the value of our residual interests and our ability to sell or securitize loans.

        In March 2001, we sold to Ocwen Federal Bank FSB the servicing rights on $4.8 billion of our servicing portfolio, which was comprised of 25 separate asset-backed securities. In August 2001, Ocwen began servicing all of our newly originated loans pending their sale or securitization. However, in February 2002, we announced the intent to re-establish our in-house loan servicing platform. By October 1, 2002, we began boarding loans on our in-house servicing platform and at December 31, 2002, our total loan servicing balance was approximately $4.0 billion. Ocwen will continue to service the mortgage loans in our existing securities. See "Part I, Item 1. Business—Loan Servicing and Delinquencies." Poor servicing and collections could adversely affect the value of our residual interests and our ability to sell or securitize loans, which could have a material adverse effect on our results of operations, financial condition and business prospects.

The subprime loans we originate generally have higher delinquency and default rates, which could result in losses on loans that we are required to repurchase.

        Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales our risk of delinquency typically only extends to the first payment, but when we securitize we continue to bear some exposure to delinquencies and losses through our residual interests. In addition, if we elect to engage in "on-balance-sheet" securitization transactions, we will need to establish reserves based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our business, financial condition, liquidity and results of operations could be harmed.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

        When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses we have suffered from them.

        We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

        The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission ("FTC") entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

Our business is dependent upon conditions in California where we conduct a significant amount of our business.

        In 2002, approximately 40.5% of the mortgage loans we originated or purchased were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake, or a major terrorist attack in California could adversely affect the value of the mortgaged properties in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to purchase, originate and securitize mortgage loans, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the volume and cost of loans originated by our Wholesale Division may decrease our loan production and decrease our earnings.

        We depend primarily on independent mortgage brokers and, to a lesser extent, on correspondent lenders for the origination and purchase of our wholesale mortgage loans, which constitute the majority of our loan production. These independent mortgage brokers have relationships with multiple lenders and are not obligated by contract or otherwise to do business with us. We compete with these lenders for the independent brokers' business on pricing, service, loan fees, costs and other factors.

Competition from other lenders and purchasers of mortgage loans could negatively affect the volume and pricing of our wholesale loans, which could have a material adverse effect on our results of operations, financial condition and business prospects.

If many of our borrowers become subject to the Soldiers' and Sailors' Civil Relief Act of 1940, our cash flows from our residual securities may be adversely affected.

        Under the Soldiers' and Sailors' Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower's active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A significant military mobilization as part of the war on terrorism or a threat of war in the middle east could increase the number of the borrowers in our securitized pools who are subject to this Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to this Act is significant, the cash flows we receive through residual interests would be reduced, which would cause us to reduce the carrying value of our residual interests. In addition, the Soldiers' and Sailors' Civil Relief Act of 1940, as amended, imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower's period of active duty status, and, under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could have a material adverse effect on our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.

        We depend on our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company, there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption in or breach of our information systems may result in lost business.

        We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our results of operations, financial condition and business prospects.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

        Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive and any failure to do so could have a material adverse effect on our results of operations, financial condition and business prospects.

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

        Our amended and restated certificate of incorporation and our amended and restated bylaws include various provisions that could delay, defer or prevent a takeover attempt that may be in the best interest of our stockholders. These provisions include the existence of a classified board of directors, the ability of our board of directors to issue shares of our preferred stock without any further stockholder approval and requirements that (i) our stockholders give advance notice with respect to certain proposals they may wish to present for a stockholder vote, (ii) our stockholders act only at annual or special meetings and (iii) two-thirds of all directors approve a change in the number of directors on our board of directors. Issuance of our preferred stock could discourage bids for the common stock at a premium as well as create a depressive effect on the market price of our common stock.

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

If we do not manage our growth effectively, our financial performance could be harmed.

        In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 1998, we had approximately 1,417 employees and by December 31, 2002, we had approximately 2,487 employees. Many of these employees have very limited experience with us and a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

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

Item 2.    Properties

        Our executive, administrative and some of our lending offices are located in Irvine, California and consist of approximately 319,386 square feet. The three leases covering the executive, administrative and lending offices expire in August 2008, June 2003 and November 2007, respectively, and the combined monthly rent is $430,678. We lease space for our regional operating centers in Bellevue, Washington; Foxborough and Woburn, Massachusetts; Greenwood Village, Colorado; Hurst and Plano, Texas; Itasca and Schaumburg, Illinois; Pearl River, New York; Rancho Bernardo and San Ramon, California; and Tampa, Florida. As of December 31, 2002, these facilities had a monthly aggregate base rental of approximately $126,052. We also lease space for our sales offices, which range in size from 140 to 3,473 square feet with lease terms typically ranging from one to five years. As of December 31, 2002, annual base rents for the sales offices ranged from approximately $19,200 to $85,000. In general, the terms of these leases expire between March 2003 and August 2008. We are currently in negotiations to renew sixteen office leases expiring between March 2003 and December 2003.

Item 3.    Legal Proceedings

        FTC Inquiry.    In August 2000, the Federal Trade Commission informed us that it was conducting an inquiry to determine whether we had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations our retail units generated comply with applicable law. We cooperated by providing the requested information to the Commission for its review. We have received no further requests for information since our last submission in September 2001.

        Matthews, et al.    In October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage Corporation, Central Mortgage, Equibanc Mortgage Corporation, Century 21 Home Improvements, and Incredible Exteriors on behalf of themselves and other consumers located in the State of Ohio whose credit transaction was brokered by Equibanc and Central Mortgage. The suit was filed in the Ohio state court and later removed by New Century Mortgage Corporation to the U.S. District Court for the Southern District of Ohio. The

complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs sought injunctive relief, compensatory and punitive damages, attorneys' fees and costs. We filed motions to dismiss in response to the First and Second Amended Complaint; the judge granted the motions in part, and denied in part; dismissing the claims brought under the Fair Housing Act, 42 U.S.C. § 3604(b). Plaintiffs filed a motion to strike the class allegations on October 2, 2001; the judge granted the motion. The case was settled at mediation on January 8, 2003, and we are finalizing the settlement documentation. The amount of the settlement did not have a material adverse effect on our results of operations or financial position.

        Grimes.    In June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending Act (TILA) and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. We filed our answer in July 2001. We filed a Motion for Summary Judgment that was granted on January 25, 2002. The judge held that New Century Mortgage Corporation had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiffs filed their notice of appeal in February 2002. Oral argument is scheduled for April 2003.

        Perry.    In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage Corporation and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage Corporation induced mortgage brokers to breach their fiduciary duties to borrowers. We filed our answer in September 2001. We believe the allegations lack merit; especially in light of HUD's 2001 Policy Statement upholding the use of yield spread premiums. Discovery is proceeding.

        Ngo.    In November 2001, Shirley H. Ngo filed a class action complaint against New Century Mortgage Corporation in the U.S. District Court for the Northern District of Georgia. The complaint alleges that payments we make to mortgage brokers, referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. We filed our answer in January 2002 and thereafter filed a Motion to Stay the case, which was granted in April 2002. In light of recent favorable case law, plaintiffs have agreed to dismiss the class claims and settle the matter on an individual basis. A stipulation of dismissal and settlement agreement are being finalized. The nominal payment to plaintiff did not have a material adverse effect on our results of operations or financial position.

        Barney.    In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys' fees and costs. We filed a Motion to Dismiss in February 2002. The court thereafter consolidated our case with other similar cases filed against other lenders. In August 2002, the court ordered plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Our individual plaintiff filed her Notice of Appeal in September 2002. The appeal was consolidated and our Consolidated Respondents' Brief is due to be filed in June 2003.

        Bernstein.    Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer

Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff's motion to remand the case to state court was granted. We then filed a motion to consolidate our case with other similar pending cases. We await a ruling.

        Overman.    In September 2002, Robert E. Overman & Martin Lemp filed a class action complaint in the Superior Court for Alameda County, California against New Century Financial Corporation, New Century Mortgage Corporation, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys' fees and costs. Defendant Loan Management Services, Inc. filed a Motion to Transfer Venue that is scheduled to be heard on March 28, 2003. Our response is due after the court issues its ruling on that motion.

        Encore Credit Corporation.    New Century Mortgage Corporation initiated a lawsuit against Encore Credit Corporation, an entity formed by some former employees, in March 2002 in the Superior Court of Orange County, California. The complaint alleges intentional inducement of breach of contract, intentional interference with prospective economic advantage, trade secret misappropriation, unfair competition, conversion, breach of fiduciary duties and seeks specific perfomance of contractual allegations. Defendants filed their Third Amended Cross-Complaint in October 2002, alleging intentional interference with prospective economic advantage, unfair competition, unfair business practice, trade libel, defamation and breach of contract. New Century Financial Corporation joined New Century Mortgage in filing a Cross-Cross-Complaint in late December 2002 seeking breach of written agreements, fraud and unjust enrichment against Steven Holder, and allegations of cyberfraud, trespass to chattels and unfair competition against both Holder and Encore. Discovery is continuing.

        We are also a party to various legal proceedings arising in the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2002.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on the Nasdaq National Market under the symbol "NCEN." The high and low bid prices of our common stock during each quarter for the fiscal years 2002 and 2001 were as follows:

	Fiscal 2002		Fiscal 2002	Fiscal 2001
Quarter	High	Low	Dividend Per Share	High	Low
Fourth	$28.11	$16.33	$0.05	$13.70	$9.29
Third	$34.78	$20.25	$0.05	$11.90	$8.65
Second	$34.98	$21.24	$0.05	$10.59	$6.53
First	$23.89	$11.80	$0.05	$10.94	$1.50

        As of March 21, 2003, the closing sales price of our common stock, as reported on the Nasdaq National Market, was $30.65.

        We did not pay dividends on our common stock in fiscal 2001. We paid a quarterly cash dividend of $0.05 per share on our common stock for all four quarters of fiscal 2002. We increased our quarterly cash dividend payment for fiscal 2003 to $0.10 per share. During the first quarter of 2003, we paid a cash dividend on our common stock of $0.10 per share on January 31, 2003, to common stockholders of record as of January 15, 2003. The declaration of any future dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

        As of March 21, 2003, the number of holders of record of our common stock was approximately 79.

Equity Compensation Plan Information

        Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12 under the captions "Summary of our Stock Option Plan," and "Equity Compensation Plans".

Recent Sales of Unregistered Stock

        On March 1, 2002, we issued 5,665 shares of restricted stock to each of Messrs. Cole, Morrice and Gotschall. The shares represent a portion of their bonus earned for the year ended December 31, 2001. Their bonus program for 2001, adopted under our 1999 Incentive Compensation Plan, required that any bonus earned in excess of 200% of their base salary be paid in restricted stock of New Century. The issuance of the shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

        On January 21, 2003, we issued 41,980 shares of restricted stock to each of Messrs. Cole, Morrice, Gotschall and Flanagan. The shares represent a portion of their bonus earned for the year ended December 31, 2002. Their bonus program for 2002, adopted under our 1999 Incentive Compensation Plan, required that any bonus earned in excess of 150% of their base salary be paid in restricted stock of New Century Financial Corporation. The issuance of the shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6.    Selected Financial Data (dollars in thousands, except per share data)

        The following selected consolidated statements of operations and balance sheet data for the years ending December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999	For the Year Ended December 31, 1998
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Gain on sales of loans	$451,744	$182,612	$14,952	$121,672	$105,060
Interest income	122,331	62,706	67,351	61,457	47,655
Residual interest income	31,723	36,356	49,868	27,385	14,620
Servicing income	432	10,616	30,092	23,428	9,072
Other income	16	1,046	1,653	—	—

Total revenues	606,246	293,336	163,916	233,942	176,407
Expenses	299,910	209,852	200,697	167,056	124,099

Earnings (loss) before income taxes	306,336	83,484	(36,781)	66,886	52,308
Income taxes (benefit)	126,636	35,464	(13,756)	27,377	21,193

Net earnings (loss)	$179,700	$48,020	$(23,025)	$39,509	$31,115

Basic earnings (loss) per share	$7.78	$2.74	$(1.76)	$2.59	$2.19

Diluted earnings (loss) per share	$6.93	$2.28	$(1.76)	$2.11	$2.03

	As of December 31, 2002	As of December 31, 2001	As of December 31, 2000	As of December 31, 1999	As of December 31, 1998
	(dollars in thousands)
Balance Sheet Data:
Loans receivable held for sale, net	$1,920,396	$1,011,122	$400,089	$442,653	$356,975
Residual interests in securitizations	246,964	306,908	361,646	364,689	205,395
Total assets	2,402,928	1,451,318	837,161	863,709	624,727
Borrowings under warehouse lines of credit	1,643,214	506,808	201,705	234,778	191,931
Borrowings under aggregation lines of credit	242,284	480,760	202,741	193,948	153,912
Subordinated debt	—	40,000	40,000	20,000	—
Residual financing	—	79,941	176,806	177,493	122,298
Other liabilities	130,880	96,048	63,760	64,527	41,973
Total stockholders' equity	386,550	247,761	152,149	172,963	114,613

	As of or For the Year Ended December 31, 2002	As of or For the Year Ended December 31, 2001	As of or For the Year Ended December 31, 2000	As of or For the Year Ended December 31, 1999	As of or For the Year Ended December 31, 1998
	(dollars in thousands)
Operating Statistics:
Loan origination and purchase activities:
Wholesale originations	$12,117,846	$5,068,466	$3,041,761	$2,894,517	$2,382,784
Retail originations	2,083,650	1,176,505	1,110,596	1,185,747	942,072

Total loan originations and purchases	$14,201,496	$6,244,971	$4,152,357	$4,080,264	$3,324,856

Average principal balance per loan	$151	$138	$108	$102	$96
Percent of loans secured by first mortgage	99.6%	99.3%	95.3%	96.7%	97.2%
Weighted average initial loan-to-value ratio	79.6%	78.7%	78.6%	78.8%	78.2%
Originations by product type:
ARMs	$10,492,558	$5,101,783	$3,052,481	$2,610,475	$1,920,686
Fixed-rate mortgages	3,708,938	1,143,188	1,099,876	1,469,789	1,404,170
Weighted average interest rates:
Fixed-rate mortgages	8.2%	9.5%	11.0%	10.2%	10.0%
ARMs—initial rate	8.3%	9.4%	10.4%	9.8%	9.7%
ARMs—margin over index	6.6%	6.6%	6.2%	6.2%	6.1%
Loan sales:
Loans sold through whole loan transactions	$12,419,687	$4,723,350	$3,133,205	$1,033,006	$1,477,225
Loans sold through securitizations	845,477	898,244	1,029,477	3,017,658	2,265,700
Loans acquired to securitize	—	—	—	(61,312)	(544,704)

Net loan sales	$13,265,164	$5,621,594	$4,162,682	$3,989,352	$3,198,221

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein.

General

        We are a leading nationwide specialty mortgage banking company that, through our subsidiaries, originates, purchases, sells and services residential mortgage loans secured primarily by first mortgages on single family residences. Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through our wholesale and retail divisions. Wholesale loans are either originated through or purchased by independent mortgage brokers by the Wholesale Division of our wholly-owned subsidiary, New Century Mortgage Corporation. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage Corporation's three regional processing centers, our network of branch offices and centralized telemarketing unit and through our subsidiary, The Anyloan Company's alliances with financial institutions who broker their non-prime production through us. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

        As of December 31, 2002, our Wholesale Division operated through 14 regional operating centers and 19 additional sales offices. The Wholesale Division originated or purchased $12.1 billion in loans during the year ended December 31, 2002. As of December 31, 2002, our Retail Division, operated through three regional processing centers and 65 sales offices, including our centralized telemarketing unit. The Anyloan Company which operated through two centralized regional processing centers. The Retail Division originated or purchased $2.1 billion in loans during the year ended December 31, 2002.

Loan Sales and Securitizations

        One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In a securitization, we generally recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin security, or NIM, transaction concurrent with or shortly after a securitization allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

        Market changes in 2001 allowed us to sell loans through securitization on a cash flow-positive basis through the concurrent use of a NIM transaction. A NIM transaction increases the amount of cash received at the closing of the transaction such that the net cash proceeds exceed the cost to originate the loans. During 2001, we completed two securitizations totaling $898.2 million in loans. Concurrent with or following each of these securitizations, we issued a NIM security. The net cash proceeds from the transactions yielded cash proceeds in amounts comparable to whole loan sales. In addition to the cash proceeds, we retained a relatively small residual interest that we recorded at its estimated fair value of less than 1.0% of the securitized collateral.

        During 2002, we completed two securitization transactions totaling $845.5 million in loans and issued a concurrent NIM security. The net cash proceeds from the transactions was comparable to the cash proceeds we receive in whole loan sales. In addition to the cash proceeds, we retained a relatively small residual interest that was recorded at its estimated fair value of less than 2.0% of the securitized collateral.

  Securitization Transactions

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

        To date, we have elected to fund the required OC Account at the closing of most of our securitizations. The over-collateralization requirement ranges from 0.75% to 4.75% of the initial securitization bond debt principal balance, or 1.5% to 9.5% of the remaining principal balance after 30 to 36 months of principal amortization. The actual amount of the OC Account is determined by the rating agencies based upon their assessment of the loan pool characteristics. When we fund all of the OC Account up front, we begin to receive cash flow from our residual interests immediately. When we do not fund the OC Account up front, we do not receive cash flow until the OC Account requirement is satisfied. Cash flows from our residual interests are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, we receive distributions from the OC Account subject to the performance of the mortgage loans in each securitization.

        Depending on what structure we elect to employ, securitizations may either be accounted for as a sale or as a financing transaction.

  Residual Interests from Securitizations Accounted for as Sales

        At the closing of each securitization that is accounted for as a sale, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR, and combined, these are referred to as the residual interests.

        We review quarterly the underlying assumptions we use to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date, and we base assumption for CPR and loss to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, we make adjustments. We then use the London Interbank Offer Rate, or LIBOR, forward curve to project future interest rates and finalize cash flow projections for each security. We then discount the projected cash flows at a range of 12% to 14%, depending on the risk profile of the retained interest, to establish the net book value of our residual interests.

        During the second quarter of 2000, we recorded a $21.2 million write-down to our residual interests issued prior to 2000. This write-down resulted primarily from our decision to increase the discount rates used to value the residual interests. During the fourth quarter of 2000, we recorded a write-down of $45.8 million. Approximately $26.9 million of this write-down stemmed from Salomon Smith Barney's exercise of its call option in connection with our 1998-NC5 securitization transaction with Salomon. None of our other securitization transactions contains such a call feature. The remainder of the fourth quarter write-downs resulted from (i) a continuing increase in prepayment speeds, which occurred despite the increase in interest rates, and (ii) an increase in overall loss assumptions.

        During 2001, while we changed some of these assumptions in our residual valuation, the positive impact of the decreasing interest rate environment offset the negative impact of increasing loss and prepayment assumptions. Therefore, no valuation adjustment was recorded in 2001.

        During the year ended December 31, 2002, we increased the loss assumptions used to determine the value of our residual interests. However, the favorable interest rate environment, the current LIBOR forward curve and the repurchase of some delinquent loans from the trusts resulted in an increase in the value of the residual interests that offset the loss in value related to the higher loss assumptions. In the second quarter of 2002, we significantly increased prepayment assumptions on our fixed-rate product. In the same quarter, we decreased the discount rate by 1%, to better reflect the current interest rate environment. The net impact of these assumption changes was a positive adjustment of $12.1 million to the carrying value of the residuals during the year ended December 31, 2002.

Securitizations Structured as an On-Balance-Sheet Securitization

        While we continue to generate the majority of our earnings and cash flows from whole loan sales, we intend to continue to complete some securitizations and other transactions in which we retain an interest in the mortgage loans that we have sold. These transactions will continue to be legally structured as sales, but may be structured as a financing for accounting purposes under SFAS No. 140. This "portfolio-based" accounting treatment more closely matches the recognition of income with the actual receipt of cash payments. Also, such securitization structures are consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain-on-sale revenue. Because we do not record gain on sale revenue in the period in which the securitization occurs, the use of such portfolio-based accounting structures will result in differences in expected future results of operations as compared to historical results.

        During the first quarter of 2003, we completed a securitization totaling $496 million in loans that, for the first time, we structured to receive this financing accounting treatment.

        We intend to employ the same interest rate risk management techniques whether or not we structure a securitization as a financing.

        The following table sets forth loan sales and securitizations for the periods indicated:

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Securitizations	$845,477	$898,244	$1,029,477
Whole loan sales	12,419,687	4,723,350	3,133,205

Net loan sales	$13,265,164	$5,621,594	$4,162,682

Discounted Loan Sales

        During the year ended December 31, 2002, we sold approximately $259.4 million in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics. They also included $93.9 million in loans that we elected to repurchase from securitization pools in late 2001 and 2002. For the year ended December 31, 2001, discounted sales totaled $236.7 million, including $82.8 million in loans that were repurchased from securitization pools due to clean-up calls. After adjusting for securitization pool repurchases, discounted sales grew from

$154.0 million in 2001 to $164.5 million in 2002, but decreased as a percentage of premium whole loan sales, from 3.4% to 1.3% reflecting our efforts to decrease the number of loans sold at a discount.

Critical Accounting Policies

        We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Footnote 1 to the Consolidated Financial Statements, beginning on page F-7. Certain accounting policies require us to make significant estimates and assumptions which may have a material impact on certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

        We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

  •
  Residual interests in securitizations. For further information, see Footnotes 1 and 3 on pages F-7 and F-10.
  •
  Allowance for repurchase losses. For further information, see Footnotes 1 and 10(d) on pages F-7 and F-27.
  •
  Gain on sale of loans. For further information, see Footnotes 1 and 2(b) on pages F-7 and F-18.
  •
  Mortgage servicing asset. For further information, see Footnotes 1 and 4 on pages F-7 and F-22.
  •
  Income taxes. For further information, see Footnotes 1 and 11 on pages F-7 and F-30.

Results of Operations

        The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2002	2001	2000
Revenues:
Gain on sale of loans	74.5%	62.2%	9.1%
Interest income	20.2	21.4	41.1
Residual interest income	5.2	12.4	30.4
Servicing income	0.1	3.6	18.4
Other income	—	0.4	1.0

Total revenues	100.0	100.0	100.0
Total expenses	49.5	71.5	122.4

Earnings (loss) before income taxes (benefit)	50.5	28.5	(22.4)
Income taxes (benefit)	20.9	12.1	(8.4)

Net earnings (loss)	29.6%	16.4%	(14.0)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Originations and Purchases

        We originated and purchased $14.2 billion in loans for the year ended December 31, 2002, compared to $6.2 billion for the year ended December 31, 2001, an increase of 129.0%. Wholesale loan originations and purchases were $12.1 billion, or 85.3%, of total originations and purchases for the year ended December 31, 2002. Retail loan originations and purchases were $2.1 billion, or 14.7%, of total originations and purchases for the year ended December 31, 2002. For the same period in 2001, wholesale and retail originations and purchases totaled $5.1 billion, or 81.2%, and $1.2 billion, or 18.8%, respectively, of total originations and purchases. These increases are a result of our geographic expansion efforts, as well as an increase in our market share.

Loan Sales and Securitizations

        Whole loan sales increased to $12.4 billion for the year ended December 31, 2002, from $4.7 billion for the corresponding period in 2001, an increase of 163.8%. This increase is the result of higher production volume in 2002 due to our geographic expansion, an increase in market share and a favorable interest rate environment, as well as an increase in the percentage of whole loan sales versus securitizations in 2002. Loans sold through whole loan sales represented 93.6% of total loan sales in the year ended December 31, 2002, compared to 84.0% for the corresponding period in 2001. Securitizations decreased to $845.5 million for the year ended December 31, 2002, from $898.2 million for the comparable period in 2001, a decrease of 5.9%.

Revenues

        Total revenues for the year ended December 31, 2002 increased by 106.7% to $606.2 million, from $293.3 million for the year ended December 31, 2001. This increase resulted primarily from higher gain on sale of loans and interest income in 2002, which resulted from the higher production volume, and was partially offset by a decrease in servicing income.

  Gain on Sale

        The components of the gain on sale of loans are illustrated in the following table:

	For the Year Ended December 31,
	2002	2001
	(in thousands)
Gain from whole loan sale transactions	$562,049	$170,717
Non-cash premium (discount) from securitization of loans	(12,051)	15,894
Cash gain from securitization of loans	57,081	32,402
Non-cash gain from servicing asset	14,882	4,938
Cash gain on sale of servicing rights	12,574	11,273
Securitization expenses	(2,706)	(3,820)
Accrued interest	(5,226)	(4,455)
Provision for losses	(50,654)	(15,106)
Fair value adjustment of residual interests	12,067	—
Non-refundable loan fees(1)	111,601	67,645
Premiums paid(2)	(101,816)	(30,242)
Origination costs	(118,050)	(60,700)
Hedging gains (losses)	(28,007)	(5,934)

Gain on sales of loans	$451,744	$182,612

(1)
Non-refundable loan fees represent points and fees collected from borrowers.

(2)
Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

        Interest Income.    Interest income increased by 95.1% to $122.3 million for the year ended December 31, 2002, compared to $62.7 million for the same period in 2001, primarily as a result of higher average loans receivable held for sale. Loan production volume was significantly higher in 2002, and the holding period for loans in 2002 was higher than in 2001.

        Residual Interest Income.    Residual interest income decreased to $31.7 million for the year ended December 31, 2002 from $36.4 million for the corresponding period in 2001, a decrease of 12.9%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

        Servicing Income.    Servicing income decreased by 95.9% to $432,000 for the year ended December 31, 2002, from $10.6 million for the year ended December 31, 2001. This decrease resulted from the sale of servicing rights of $4.8 billion in mortgage loans to Ocwen Federal Bank FSB which began during the first quarter of 2001. The transfer of servicing rights to Ocwen was completed in August 2001. Subsequent to August 2001, we no longer received servicing fees and related income on this portion of our portfolio. While we re-established servicing operations in late 2002, servicing fee income was not significant in comparison to the servicing income received prior to the completion of our transfer of servicing rights to Ocwen.

Expenses

        Operating expenses increased to $299.9 million for the year ended December 31, 2002 from $209.9 million for the comparable period in 2001, an increase of 42.9%. Personnel expenses increased to $149.1 million for the year ended December 31, 2002 from $83.4 million for the same period in 2001 as a result of higher loan origination and purchase volume. The increase in personnel expense was partially offset by a decrease in interest expense, to $50.6 million for the year ended December 31, 2002 from $54.1 million for the same period in 2001, primarily due to a significant decrease in the interest rates charged on our financing facilities. All other expense categories grew during 2002 in proportion to the growth of the Company and production volume.

Income Taxes

        Income taxes increased to $126.6 million for the year ended December 31, 2002 from $35.5 million for the comparable period in 2001. This increase resulted from an increase in pretax income resulting from our higher production volume, partially offset by a decrease in the effective tax rate to 41.3% for the year ended December 31, 2002, from 42.5% for the comparable period in 2001. The decrease in the effective tax rate for 2002 was the result of the establishment of the Real Estate Investment Trust (REIT) during 2002 to hold our residual interests in securitizations.

Residual Interests

        Residual interests in securitizations decreased to $247.0 million at December 31, 2002, from $306.9 million at December 31, 2001, a decrease of 19.5%. The decrease resulted from cash flows of over $100 million received during the year ended December 31, 2002 that reduced the carrying value of residual interests.

        During the year ended December 31, 2002, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. We also increased prepayment assumptions on our fixed-rate production. These changes were offset by a decrease in the discount rate and the current LIBOR forward curve, which increased the value of the residual interests. For the year ended December 31, 2002, we recorded a net $12.1 million positive adjustment to the carrying value of the residuals. The components of the net positive adjustment include $36.0 million attributable to the interest rate environment and $14.0 million attributable to the decrease in discount rates, offset by $38.0 million attributable to increases in prepayment and loss assumptions. We also recorded $28.0 million in losses on our residual asset hedge for the same period.

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

        Gain On Sale.    The components of the gain on sale of loans are illustrated in the following table:

	For the Years Ended December 31,
	2001	2000
	(in thousands)
Gain from whole loan sale transactions	$170,717	$73,737
Gain from securitizations of loans	15,894	54,035
Cash gain from securitizations of loans	4,938	2,062
Non-cash gain from servicing asset	32,402	8,009
Cash gain on sale of servicing rights	11,273	—
Securitization expenses	(3,820)	(4,637)
Accrued interest	(4,455)	(7,201)
Provision for losses	(15,106)	(15,451)
Fair value adjustment of residual interests	—	(67,006)
Non-refundable loan fees(1)	67,645	61,085
Premiums paid(2)	(30,242)	(27,287)
Origination costs	(60,700)	(62,800)
Hedging gains (losses)	(5,934)	406

Gain on sales of loans	$182,612	$14,952

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

        Residual Interest Income.    Residual interest income decreased to $36.4 million for the year ended December 31, 2001, from $49.9 million for the corresponding period in 2000, a decrease of 27.1%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

        Servicing Income.    Servicing income decreased by 64.7% to $10.6 million for the year ended December 31, 2001, from $30.1 million for the year ended December 31, 2000. This decrease resulted from the sale of servicing rights to $4.8 billion in mortgage loans to Ocwen Federal Bank FSB during the first quarter of 2001. The initial transfer of $242.1 million of this servicing portfolio to Ocwen was completed in June 2001, and the balance was transferred to Ocwen in August 2001. Subsequent to August 2001, we no longer received servicing fees and related income on this portion of our portfolio in 2001.

Expenses

        Operating expenses increased slightly to $209.9 million for the year ended December 31, 2001, from $200.7 million for the comparable period in 2000, an increase of 4.6%. Personnel expenses increased to $83.4 million for the year ended December 31, 2001, from $57.4 million for the same period in 2000, as a result of higher loan origination and purchase volume. The increase in personnel expense was partially offset by a decrease in interest expense to $54.1 million for the year ended December 31, 2001, from $72.1 million for the same period in 2000, primarily due to a significant decrease in the interest rates charged on our financing facilities. All other expense categories remained relatively the same in 2001.

Income Taxes

        Income taxes increased to $35.5 million for the year ended December 31, 2001, from a benefit of $13.8 million for the comparable period in 2000. This increase resulted from an increase in pretax income, as well as an increase in the effective tax rate to 42.5% for the year ended December 31, 2001, from 37.4% for the comparable period in 2000. The effective tax rate for 2000 was affected by the non-deductibility of certain net operating losses for tax purposes, which reduced the income tax benefit derived from recording pre-tax losses.

Residual Interests

        Residual interests in securitizations decreased to $306.9 million at December 31, 2001, from $361.6 million at December 31, 2000, a decrease of 15.1%. The decrease resulted from the call of security 1998-NC5 in January of 2001, as well as cash flows received during the year that reduced the carrying value of residual interests.

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

Off-Balance Sheet Arrangements

        We are party to various transactions that have an off-balance sheet component. In connection with our securitization transactions that have been structured as sales, there are $3.2 billion in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are "qualifying special purpose entities," in accordance with generally accepted accounting principles, we have included only our residual interests in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Residual Interests Accounted for as Sales" for further discussion of the risks to us regarding these off-balance sheet arrangements.

Contractual Obligations

        The following table summarizes our material contractual obligations as of December 31, 2002 (dollars in thousands):

	Payments Due by Period
Contractual Obligation:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital leases	$16,699	7,783	8,916	—	—
Operating leases	$43,425	10,953	18,049	12,987	1,436

Liquidity and Capital Resources

        We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to hold these loans until we have aggregated a pool that we sell through securitizations or whole loan sales.

        We use our warehouse lines of credit with Bank of America, UBS Warburg, Salomon Smith Barney and CDC Mortgage Capital to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our two aggregation facilities with Salomon Smith Barney and Morgan Stanley Dean Witter. We then sell the loans through securitizations or whole loan sales within one to three months and pay down the aggregation facilities with the proceeds.

        In prior periods, when we securitized loans, we generally needed financing secured by the residual interests that we received in the transaction. The investment bank that underwrote the securitization typically provided this financing. During 2001 and 2002, as a result of NIM transactions closed concurrent with our securitizations, we realized net cash proceeds in an amount similar to whole loan sales. Subject to market conditions, we expect to continue to utilize this form of securitization in future periods.

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

        Bank of America Warehouse Facility.    In May 2002, we entered into a $500 million credit facility with Bank of America. The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2003 and bears interest based on a margin over the one-month LIBOR.    As of December 31, 2002, the balance outstanding under this facility was $312.8 million. We expect to renew this line prior to its expiration in May 2003.

        UBS Warburg Warehouse Facility.    In May 2002, we entered into a $750 million repurchase agreement with UBS Warburg. In September 2002, the facility was increased to $750 million. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in May 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2002, the balance outstanding under this facility was $418.6 million.

        CDC Warehouse and Aggregation Facility.    We have a $470 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in March 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2002, the balance outstanding under this facility was $420.3 million.

        Salomon Warehouse Facility.    As of December 31, 2002, we had a $150 million wet funding facility with Salomon Smith Barney, which bears interest based on a margin over the one-month LIBOR. This facility expires in December 2003. As of December 31, 2002, the outstanding balance under the facility was zero.

        Salomon Aggregation Facility.    As of December 31, 2002, we had a $650 million aggregation facility with Salomon Smith Barney, which bears interest based on a margin over the one-month LIBOR. This facility expires in December 2003. As of December 31, 2002, the outstanding balance under this facility was $81.5 million.

        Salomon Loan Agreement for Delinquent and Problem Loans.    We also have a $50 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. This facility expires in December 2003 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2002, the balance outstanding under this facility was $6.7 million.

        Morgan Stanley Aggregation Facility.    We also have a $900 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. This facility expires in December 2003 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2002, the balance outstanding under this facility was $149.1 million.

Other Borrowings

        During 1999 and 2000, U.S. Bancorp provided us with a total of $40 million in subordinated debt secured by a second lien on our Warehouse Agreement collateral as well as subordinate interests in our residuals. This debt bore interest at a rate of 12% per year and was scheduled to expire in December 2003. In May 2002 we fully repaid and cancelled the facility.

        We have a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed-rate established at the time of each advance for a term of three years. In addition, we enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of December 31, 2002, the balance outstanding under these borrowing arrangements was $16.9 million.

  Residual Cash Flows

        For the year ended December 31, 2002, we received $110.4 million in cash flows from our residual interests, part of which was used to fully repay our residual financing. We anticipate that residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

  Cash Flow

        For the year ended December 31, 2002, cash flow from operations provided approximately $257.1 million in cash, compared to $96.9 million for the same period in 2001. Positive cash flow from operations resulted primarily from higher volume in 2002, the focus on cash flow-positive securitizations and whole loan sales, and significant cash flows received from residual interests in securitizations.

        For the year ended December 31, 2002, cash used in investing activities was $24.3 million compared to positive cash flows of $43.9 million in 2001. 2002 cash flows represent infrastructure investments while 2001 reflects the sale of servicing rights to Oewen.

        For the year ended December 31, 2002, cash used in financing activities was $156.5 million, compared to $44.4 million in 2001. The increase represents the repayment of long-term debt and the Stock Repurchase Program in 2002, while cash used in financing activities during 2001 is net of over $50 million in capital raised during that year.

        Our loan origination and purchase and servicing programs still require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities; (ii) commissions paid to sales employees to originate loans; (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facilities; (iv) principal and interest payments on residual financing in excess of cash flows we have received from residuals; (v) servicing related advance requirements; and (vi) income tax payments. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities; (ii) cash premiums obtained in whole loan sales and securitizations; (iii) mortgage origination income and fees; (iv) interest income on loans held for sale; (v) cash flows from residual interests in securitizations; and (vi) servicing fee income.

  Liquidity Strategy for 2003

        We intend to continue to concentrate on generating significant positive cash flow from operations. Our principal strategies will be (i) continuing to maintain low loan acquisition costs for loans, (ii) continuing to manage the number of loans that we must sell at a discount as a result of defects because they are rejected by loan buyers or because the borrower failed to make the first payment, (iii) reducing the size of the average loss on sale for those loans that are sold at a discount, (iv) improving the gain on sale of loans sold at a premium, and (v) optimizing net interest income by holding loans for a longer period of time prior to their sale or securitization. Further, we may seek a facility to finance servicing-related advance obligations. There can be no assurance that we will be able to achieve these goals and operate on a cash flow neutral or cash flow positive basis.

        Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Newly Issued Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We do not expect adoption of SFAS 143 to have a material impact on our results of operations.

        In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        We adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 for long-lived assets held for use did not have any material impact on our financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing account pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. We do not expect adoption of SFAS 145 to have a material impact on our results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transaction between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Option No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

        SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002. The adoption of SFAS 147 did not have a material impact on results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

        In general, Interpretation No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of Interpretation No. 45 include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. The adoption of FIN 45 did not have a material impact on our results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation. SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123. In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.

        SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. Presently, we do not intend to adopt the fair value method. For further information regarding stock options see Notes 1 and 14 to the consolidated financial statements.

        In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after

January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect adoption of FIN 46 to have a material impact on our results of operations.

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-K contains or incorporates by reference certain forward-looking statements and we intend that such forward-looking statements be subject to the safe harbor provisions of the federal securities laws. When used, statements which are not historical in nature, including those containing words such as "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

  •
  our business strategy;

  •
  our understanding of our competition;

  •
  market trends;

  •
  projected sources and uses of funds from operations;

  •
  potential liability with respect to legal proceedings; and

  •
  potential effects of proposed legislation and regulatory action.

        Additional forward-looking statements include the following:

  •
  our plan to maximize stockholder value;

  •
  our plan to protect the franchise by maintaining strong cash, liquidity and capital positions;

  •
  our plan to maintain and improve our underwriting, appraisal and compliance controls;

  •
  our plan to grow the franchise by expanding geographically, increasing our production volume and market share, using technology and expanding our credit facilities;

  •
  our plan to maintain a cash dividend of at least $0.10 per share per quarter;

  •
  our plan to complete our third million share allocation over the next 12 months;

  •
  our earnings guidance and projected cash flow;

  •
  our plan to diversify our earnings sources by increasing the size of our servicing portfolio, employing selective on-balance sheet securitizations and pursuing business development opportunities;

  •
  our expectation that if we receive approval for our servicing platform from one or more ratings agencies, we will be able to grow the platform more quickly;

  •
  our expectations regarding our REIT;

  •
  our beliefs regarding our competitive strengths;

  •
  our beliefs regarding our technology;

  •
  our assumptions used to record the gain on sale for our 2002 securitizations;

  •
  our plan to continue to enhance our fair lending efforts;

  •
  our hedging strategies;

  •
  our estimates and assumptions underlying our residual values;

  •
  our estimates and assumptions underlying our repurchase allowance;

  •
  our expectations regarding the renewal of certain of our credit facilities;

  •
  our expectations regarding our residual cash flows;

  •
  our goal of concentrating on generating significant positive cash flow from operations;

  •
  our goal of continuing to maintain low loan acquisition costs;

  •
  our goal of continuing to manage the number of loans we sell at a discount;

  •
  our goal of reducing the size of the average loss on sale for loans that are sold at a discount;

  •
  our goal of improving the gain on sale of loans sold at a premium;

  •
  our goal of optimizing net interest income by holding loans for a longer period of time prior to their sale or securitization;

  •
  our expectations regarding the potential effects of newly issued accounting pronouncements;

  •
  our belief that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future; and

  •
  our belief regarding the state of our relationship with our employees.

        These forward-looking statements are subject to various risks and uncertainties, including those relating to:

  •
  the assumptions underlying our residual values and repurchase allowances;

  •
  the negative impact of economic slowdowns or recessions;

  •
  the effect of changes in interest rates;

  •
  the condition of the secondary markets for our products;

  •
  our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;

  •
  the initiation of a margin call under our warehouse, aggregation or residual financing agreements;

  •
  an increase in the prepayment speed or default rate of our borrowers;

  •
  the stability of residential property values;

  •
  management's ability to manage our growth and planned expansion;

  •
  the outcome of litigation or regulatory actions pending against us;

  •
  the effect of the competitive pressures from other lenders or suppliers of credit in our market;

  •
  our ability to reduce the number of loans sold at a discount;

  •
  the ability of our servicing operations to maintain high performance standards;

  •
  our ability to adequately hedge our residual values;

  •
  our ability to expand origination volume while maintaining low overhead; and

  •
  the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market.

        Other risks, uncertainties and factors, including those discussed under "Risk Factors" in this report on Form 10-K, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2002. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our loans receivable held for sale will be sold in the first six months of 2003. In addition, the timing of re-pricing or maturity of our residual interests in securitizations is based on certain prepayment and loss assumptions (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for further details). We purchase Euro futures contracts designed to mitigate interest rate risk associated with our residual interests in securitizations. While these derivative transactions are effective in mitigating interest rate risk, their impact is not reflected in the table below because the notional amounts of these contracts relate more closely to the underlying loans than the carrying value of the residual interests in securitizations. The Euro Futures Contracts had a notional value of $3.4 billion, fair value of ($4.6 million) and maturity dates of less that 2 years at December 31, 2002, as compared to a notional value of $7.1 billion, fair value of ($2.9 million) and maturity dates of less that 2 years at December 31, 2001.

Description	Zero to Six Months	Six months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
Interest—sensitive assets:
Cash and cash equivalents	$182,924	—	—	—	—	—	182,924	182,924
Loans receivable held for sale, net	1,920,396	—	—	—	—	—	1,920,396	1,974,833
Residual interests in securitizations	38,482	10,130	13,651	12,887	54,121	117,693	246,964	246,964

Total interest—sensitive assets	2,141,802	10,130	13,651	12,877	54,121	117,693	2,350,284	2,404,721
Interest—sensitive liabilities:
Warehouse and aggregation lines of credit	1,885,498	—	—	—	—	—	1,885,498	1,885,498
Notes payable	4,190	3,593	5,349	3,566	—	—	16,699	16,699

Total interest—sensitive liabilities	1,889,689	3,593	5,349	3,566	—	—	1,902,197	1,902,197
Excess of interest—sensitive assets over interest—sensitive liabilities	252,113	6,537	8,302	9,321	54,121	117,693	448,087	502,524

Cumulative net interest—sensitivity gap	$252,113	258,650	266,952	276,273	330,394	448,087		502,524

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

Description	Zero to Six Months	Six months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair Value
Interest—sensitive assets:
Cash and cash equivalents	$106,679	—	—	—	—	—	106,679	106,679
Loans receivable held for sale, net	1,011,122	—	—	—	—	—	1,011,122	1,042,243
Residual interests in securitizations	38,636	45,239	50,905	57,235	42,709	72,184	306,908	306,908
Interest rate cap	500	—	—	—	—	—	500	500

Total interest—sensitive assets	1,156,937	45,239	50,905	57,235	42,709	72,184	1,425,209	1,456,330
Interest—sensitive liabilities:
Warehouse and aggregation lines of credit	987,568	—	—	—	—	—	987,568	987,568
Residual financing payable	33,700	46,241	—	—	—	—	79,941	79,941
Subordinated debt	—	—	40,000	—	—	—	40,000	40,000
Notes payable	2,385	2,353	3,868	1,140	—	—	9,746	9,746

Total interest—sensitive liabilities	1,023,653	48,594	43,868	1,140	—	—	1,117,255	1,117,255
Excess of interest—sensitive assets over interest—sensitive liabilities	133,284	(3,355)	7,037	56,095	42,709	72,184	307,954	339,075

Cumulative net interest—sensitivity gap	$133,284	129,929	136,966	193,061	235,770	307,954		339,075

Item 8.    Financial Statements and Supplementary Data

        Information with respect to this item is set forth in the Consolidated Financial Statements and is incorporated herein by reference. See "Index to Consolidated Financial Statements."

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The names and ages of our executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding our directors will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Board of Directors and Committees of the Board" and is incorporated herein by this reference as if set forth in full herein.

Item 11.    Executive Compensation

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the captions "Executive Compensation," "Board of Directors and Committees of the Board," "Report of Compensation Committee," "Performance Graph," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference as if set forth in full herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Security Ownership of Principal Stockholders and Management," "Summary of our Stock Option Plan," and "Equity Compensation Plans" and is incorporated herein by this reference as if set forth in full herein.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Certain Relationships and Related Transactions," and is incorporated herein by this reference as if set forth in full herein.

PART IV

Item 14.    Controls and Procedures

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, President, and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on that evaluation, our Chief Executive Officer, President, and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:
  1.
  Consolidated Financial Statements—See "Index to Consolidated Financial Statements"

  2.
  Consolidated Financial Statement Schedule—See "Index to Consolidated Financial Statements"

  3.
  Exhibits—See "Exhibit Index"
  (b)
  We filed the following reports on form 8-K during the fourth quarter of 2002:

          None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION
By:	/s/ BRAD A. MORRICE Brad A. Morrice Vice Chairman, President and Chief Operating Officer

        Each person whose signature appears below hereby constitutes and appoints Brad A. Morrice and Edward F. Gotschall, or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K, with exhibits thereto and the documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BRAD A. MORRICE Brad A. Morrice	Vice Chairman, President and Chief Operating Officer	March 28, 2003
/s/ EDWARD F. GOTSCHALL Edward F. Gotschall	Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
/s/ ROBERT K. COLE Robert K. Cole	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ FREDRIC J. FORSTER Fredric J. Forster	Director	March 28, 2003
/s/ DONALD E. LANGE Donald E. Lange	Director	March 28, 2003
/s/ WILLIAM J. POPEJOY William J. Popejoy	Director	March 28, 2003

/s/ MICHAEL M. SACHS Michael M. Sachs	Director	March 28, 2003
/s/ TERRENCE P. SANDVIK Terrence P. Sandvik	Director	March 28, 2003
/s/ RICHARD A. ZONA Richard A. Zona	Director	March 28, 2003

CERTIFICATIONS

I, Robert K. Cole, certify that:

1.
I have reviewed this annual report on Form 10-K of New Century Financial Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT K. COLE
Robert K. Cole Chairman and Chief Executive Officer

I, Edward F. Gotschall, certify that:

1.
I have reviewed this annual report on Form 10-K of New Century Financial Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Vice Chairman and Chief Financial Officer

I, Brad A. Morrice, certify that:

1.
I have reviewed this annual report on Form 10-K of New Century Financial Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ BRAD A. MORRICE
Brad A. Morrice Vice Chairman, President and Chief Operating Officer

NEW CENTURY FINANCIAL CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

The Board of Directors
New Century Financial Corporation:

        We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Los Angeles, California
January 23, 2003

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001
(Dollars in thousands, except share amounts)

	2002	2001
ASSETS
Cash and cash equivalents	$182,924	106,679
Loans receivable held for sale, net (notes 2 and 6)	1,920,396	1,011,122
Residual interests in securitizations (notes 3 and 6)	246,964	306,908
Mortgage servicing assets (note 4)	10,271	—
Accrued interest receivable	2,079	1,548
Office property and equipment (notes 5 and 8)	20,336	10,860
Prepaid expenses and other assets	19,958	14,201

Total assets	$2,402,928	1,451,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse and aggregation lines of credit (notes 2 and 6)	$1,885,498	987,568
Residual financing (notes 3 and 6)	—	79,941
Subordinated debt (note 7)	—	40,000
Notes payable (note 8)	16,699	9,746
Income taxes payable (note 11)	24,611	6,592
Accounts payable and accrued liabilities (notes 10 and 13)	83,890	45,457
Deferred income taxes (note 11)	5,680	34,253

Total liabilities	2,016,378	1,203,557

Commitments and contingencies (note 10)
Stockholders' equity (notes 13 and 14):
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; no shares issued and outstanding at December 31, 2002 and 40,000 shares at December 31, 2001	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 23,538,643 shares at December 31, 2002
And 20,504,444 shares at December 31, 2001	235	205
Additional paid-in capital	115,345	143,659
Retained earnings, restricted	279,124	105,547

	394,704	249,411
Treasury Stock, 184,000 shares at December 31, 2002	(4,439)	—
Deferred compensation costs	(3,715)	(1,650)
Total stockholders' equity	386,550	247,761

Total liabilities and stockholders' equity	$2,402,928	1,451,318

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(In thousands, except per share and share data)
Revenues:
Gain on sale of loans (note 2)	$451,744	182,612	14,952
Interest income (note 2)	122,331	62,706	67,351
Residual interest income (note 3)	31,723	36,356	49,868
Servicing income (note 4)	432	10,616	30,092
Other income	16	1,046	1,653

Total revenues	606,246	293,336	163,916

Expenses:
Personnel (notes 10 and 12)	149,136	83,427	57,418
Interest	50,588	54,127	72,126
General and administrative (notes 10 and 15)	69,595	52,787	52,601
Advertising and promotion	20,234	11,610	12,681
Professional services	10,357	7,901	5,871

Total expenses	299,910	209,852	200,697

Earnings (loss) before income taxes (benefit)	306,336	83,484	(36,781)
Income taxes (benefit) (note 11)	126,636	35,464	(13,756)

Net earnings (loss)	179,700	48,020	(23,025)
Dividends paid on preferred stock	442	2,900	2,900

Net earnings (loss) available to common stockholders	$179,258	45,120	(25,925)

Basic earnings (loss) per share (note 18)	7.78	2.74	(1.76)
Diluted earnings (loss) per share (note 18)	6.93	2.28	(1.76)
Basic weighted average shares outstanding	23,043,104	16,481,119	14,727,582
Diluted weighted average shares outstanding	25,931,381	21,066,584	14,727,582

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years ended December 31, 2002 2001 and 2000
(In thousands)

	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Retained earnings, restricted	Treasury Shares Outstanding	Deferred compensation	Total
Balance December 31, 1999	40	$—	14,695	$147	85,625	87,351	—	(160)	172,963
Proceeds from issuance of common stock	—	—	149	1	912	—	—	—	913
Issuance of common stock for acquisition of subsidiary	—	—	69	1	792	—	—	—	793
Purchase of treasury stock	—	—	(60)	—	(562)	—	—	—	(562)
Issuance of warrants	—	—	—	—	3,812	—	—	—	3,812
Amortization of deferred compensation	—	—	—	—	—	—	—	155	155
Net loss	—	—	—	—	—	(23,025)	—	—	(23,025)
Preferred stock dividends	—	—	—	—	—	(2,900)	—	—	(2,900)

Balance December 31, 2000	40	—	14,853	149	90,579	61,426	—	(5)	152,149
Proceeds from issuance of common stock	—	—	5,544	55	54,461	—	—	—	54,516
Issuance of common stock for acquisition of subsidiary	—	—	12	—	125	—	—	—	125
Issuance of restricted stock	—	—	214	2	2,188	—	—	(2,190)	—
Purchase of treasury stock	—	—	(119)	(1)	(1,063)	—	—	—	(1,064)
Cancellation of warrants	—	—	—	—	(2,631)	—	—	—	(2,631)
Amortization of deferred compensation	—	—	—	—	—	—	—	545	545
Net earnings	—	—	—	—	—	48,020	—	—	48,020
Preferred stock dividends	—	—	—	—	—	(2,900)	—	—	(2,900)
Common stock dividends	—	—	—	—	—	(999)	—	—	(999)

Balance December 31, 2001	40	—	20,504	205	143,659	105,547	—	(1,650)	247,761
Proceeds from issuance of common stock	—	—	760	7	7,121	—	—	—	7,128
Issuance of common stock for acquisition of subsidiary	—	—	76	1	1,998	—	—	—	1,999
Issuance of restricted stock	—	—	199	2	3,531	—	—	(3,533)	—
Purchase of treasury stock	(7)	—	(1,625)	(16)	(40,928)	—	(4,439)	—	(45,383)
Conversion of convertible preferred stock	(33)	—	3,625	36	(36)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,468	1,468
Net earnings	—	—	—	—	—	179,700	—	—	179,700
Preferred stock dividends	—	—	—	—	—	(442)	—	—	(442)
Common stock dividends	—	—	—	—	—	(5,681)	—	—	(5,681)

Balance December 31, 2002	—	$—	23,539	$235	115,345	279,124	(4,439)	(3,715)	386,550

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002 2001 and 2000
(In thousands)

	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$179,700	48,020	(23,025)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,501	8,080	11,540
Deferred income taxes	(28,573)	26,371	(19,612)
NIR gains (discounts)	12,051	(15,894)	(54,035)
Initial deposits to over-collateralization accounts	(17,879)	(6,738)	(23,927)
Cash received from residual interests	110,335	65,794	55,025
Servicing gains	(14,882)	(4,938)	(8,009)
Accretion of NIRs	(32,496)	(36,525)	(49,705)
Fair value adjustment of residual securities	(12,066)	—	67,006
Net proceeds from NIMS transaction	—	—	8,679
Provision for losses	50,654	15,106	15,451
Loans originated or acquired for sale	(14,214,755)	(6,250,934)	(4,148,208)
Loan sales, net	13,265,164	5,621,734	4,162,682
Principal payments on loans receivable held for sale	35,922	18,847	31,545
Increase (decrease) in warehouse and aggregation lines of credit	897,930	583,122	(30,083)
Net change in other assets and liabilities	15,503	24,832	(26,120)

Net cash provided by (used in) operating activities	257,109	96,877	(30,796)

Cash flows from investing activities:
Sale of mortgage servicing rights	4,561	24,748	—
Purchase of office property and equipment	(18,459)	(3,045)	(1,312)
Purchase of mortgage servicing rights	—	—	(115)
Net proceeds from calls of residuals	—	22,204	—
Acquisition of subsidiaries	(10,445)	—	(43)

Net cash provided by (used in) investing activities	(24,343)	43,907	(1,470)

Cash flows from financing activities:
Repayments of residual financing	(79,941)	(70,968)	(687)
Proceeds from issuance of subordinated debt	—	—	20,000
Repayments of notes payable	6,952	(23,972)	21,289
Repayment of subordinated debt	(40,000)	—	—
Payment of dividends on convertible preferred stock	(725)	(2,900)	(2,900)
Payment of dividends on common stock	(4,552)	—	—
Proceeds from issuance of stock	7,127	54,516	913
Purchase of treasury stock	(45,382)	(1,064)	(562)

Net cash provided by (used in) financing activities	(156,521)	(44,388)	38,053

Net increase in cash and cash equivalents	76,245	96,396	5,787
Cash and cash equivalents, beginning of year	106,679	10,283	4,496

Cash and cash equivalents, end of year	$182,924	106,679	10,283

Supplemental cash flow disclosure:
Interest paid	$49,185	54,063	72,647
Income taxes paid	137,190	9,999	5,857
Supplemental noncash financing activity:
Restricted stock issued	3,785	2,190	—
Restricted stock cancelled	252	—	—
Repurchased preferred stock cancelled	6,999	—	—
Repurchased common stock cancelled	33,944	1,064	562
Conversion of preferred stock	36	—	—
Stock issued in connection with acquisitions	1,999	125	793
Warrants issued to US Bank	—	—	3,812
Accrued dividends on common and preferred stock	2,136	1,482	483
Cancelation of warrants	—	2,631	—
Net assets acquired through acquisition of subsidiary	—	—	553
Fixed assets acquired through capital leases	11,994	9,378	—

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1) Summary of Significant Accounting Policies

(a)
Organization

        New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary, commenced operations in February 1996 and is a specialty finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single family residences. PWF Corporation (Primewest), a retail sub-prime originator, was a wholly owned subsidiary acquired in January 1998 and merged into New Century Mortgage Corporation in December 2000. NC Capital Corporation, a wholly owned subsidiary of New Century Mortgage Corporation, was formed in December 1998 to conduct the secondary marketing activities of the Company. Anyloan Financial Corporation (formerly Anyloan Holdings, Inc.), a wholly owned subsidiary of the Company, and its subsidiaries, The Anyloan Company and NC Insurance Services, were formed in October 1999 and May 2000, respectively, to conduct the Company's web-based lending and mortgage servicing-related insurance operations. Worth Funding Inc., a wholly-owned subsidiary of New Century Mortgage Corporation, was acquired in March 2000 to conduct the Company's centralized operations. In June 2002, these operations were transferred to the Wholesale Division of New Century Mortgage Corporation. eConduit, a wholly-owned subsidiary of New Century Mortgage Corporation, was acquired on May 2002, to conduct retail lead sourcing operations.

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

(c)
Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks. Cash and cash equivalents include $6.3 million in cash held in a restricted margin account associated with the Company's interest rate risk management activities as of December 31, 2002.

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

(f)
Derivatives

        On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard obligates the Company to record all derivatives at fair value and permits the Company to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged items are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the change in the fair value of derivatives designated as hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

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

        As of December 31, 2002, no hedge designation was specified for the outstanding derivatives. The Company uses Euro futures contracts to provide protection against interest rate risk on its residual interests in securitizations. As of December 31, 2002, the Company had recognized a unrealized hedge loss of $4.6 million, which is included in accounts payable and accrued liabilities on the balance sheet.

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

(i)
Goodwill

        During 2002, the Company made the final earn-out payment of $9.4 million for its acquisition of Worth Funding in 2000. In addition, goodwill recorded in connection with the May 2002 acquisition of eConduit, a wholly owned subsidiary of New Century Mortgage Corporation, totaled $1.0 million. Goodwill associated with transactions prior to 2002 had a net book value of $3.3 million on January 1, 2002. Goodwill totals $13.8 million at December 31, 2002.

        Upon the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing its goodwill, which decreased general and administrative expenses and increased net income in 2002 as compared to 2001 and 2000. No impairment existed at January 1, 2002, or at December 31, 2002. If the Company were to exclude the amortization expense from general and administrative expenses related to goodwill in 2001 and 2000, net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share would have been $49.1 million, $2.80 and $2.33, and ($22.4 million), ($1.72) and ($1.72), respectively.

(j)
Financial Statement Presentation

        The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities, and net working capital as of December 31, 2002 as follows (dollars in thousands):

Current assets	$2,168,440
Current liabilities	2,001,782

Net working capital	$166,658

(k)
Errors and Omissions Policy

        In connection with the Company's lending activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $5.0 million each at December 31, 2002.

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

        The Company allocates its basis in the mortgage loans and residual interests between the portion of the mortgage loans and residual interests sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS.

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

        The Annual Percentage Rate (APR) on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties to be received by the Company, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.55% to 3.51% for adjustable-rate securities and 2.21% to 4.78% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. The Company estimates prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). The Company's prepayment curve and default estimates have resulted in weighted average lives of between 2.46 to 2.91 years for its adjustable-rate securities and 2.69 to 3.79 years for its fixed-rate securities.

        Historically, the Company performs an evaluation of its Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

        During the year ended December 31, 2002, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. We also increased prepayment assumptions on our fixed-rate loans. These changes were offset by a decrease in the discount rate and the current LIBOR forward curve, which increased the value of the residual interests. For the year ended December 31, 2002, we recorded a net $12.1 million positive adjustment to the carrying value of the residuals.

        The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

(n)
Mortgage Servicing Asset

        In March 2001, the Company sold the majority of its servicing rights to Ocwen Federal Bank FSB (Ocwen). In connection with this transaction, the Company contracted with Ocwen to sub-service all of the Company's loans held for sale and loans serviced for others. Ocwen assumed these servicing responsibilities in August 2001. Prior to that, the Company performed all of the servicing functions for its securitizations, loans serviced for others, and loans held for sale. In October 2002, the Company re-established servicing operations and began selling loans on a servicing-retained basis again.

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

(o)
Stock Option Plan

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), and related interpretation. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. However, the Company provides pro forma net earnings (loss) and pro forma net earnings (loss) per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period. The per share weighted average fair value of stock options granted during the year ended December 31, 2002 and 2001 was $13.67 and $4.48, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life (years)	4.5	4.5	4.5
Risk-free interest rate	4.7%	4.0%	6.0%
Volatility	57.4%	55.0%	55.0%
Expected annual dividend yield	1.48%	2.08%	—

        The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock option under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net earnings would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

	2002	2001	2000
Net earnings (loss):
As reported	$179,700	48,020	(23,025)
Compensation expense	(3,028)	(1,872)	(1,830)

Pro forma	$176,672	46,148	(24,855)

Basic earnings (loss) per share:
As reported	$7.78	2.74	(1.76)
Compensation expense	(.13)	(.12)	(.12)

Pro forma	$7.65	2.62	(1.88)

Diluted earnings (loss) per share:
As reported	$6.93	2.28	(1.76)
Compensation expense	(.12)	(.09)	(.12)

Pro forma	$6.81	2.19	(1.88)

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

(q)
Use of Estimates

        Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations, and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. Significant estimates and assumptions included in the Company's consolidated financial statements relate to residual interest in securitizations, allowances for losses, income taxes and mortgage servicing rights.

(r)
Advertising

        The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

(s)
Reclassification

        Certain amounts for prior years' presentation have been reclassified to conform to the current year's presentation.

(t)
Segment Reporting

        The Company, through its origination divisions, provides a broad range of mortgage products. The Company's management measures the revenue streams of each of its lending divisions separately. Further, the Company has a servicing division whose operations are distinct from its lending operations. The Company has provided revenue and expense data by business segment.

(u)
Recent Accounting Developments

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. We expect the adoption of this standard will not have an impact on the consolidated financial statements of the Company.

        In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        The Company adopted SFAS 144 on January 1, 2002. Such adoption did not have any material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing account pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. As of December 31, 2002, the Company had notes payable relating to lease transactions of $16.7 million. Since notes payable has not been significant to the consolidated balance sheet, the adoption of this standard is not expected to be material to the consolidated balance sheet.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are effective for fiscal years beginning after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our results of operations.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transaction between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," ("SFAS 72"), and Financial Accounting Standards Board Interpretation No. 9, "Applying APB Option No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

        SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002. As of December 31, 2002, the implementation of this standard is not expected to be material to the consolidated financial statements of the Company.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." (FIN 45) The Interpretation, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

        In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of the Interpretation include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. The Company adopted the disclosure provisions of FIN 45 and has included all appropriate and necessary disclosures in its financial statements and footnotes. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation. SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123. In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.

        SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. Presently, the Company does not intend to adopt the fair value method. Therefore, management has not determined the potential effects that adoption of SFAS No. 148 will have on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Presently, the Company's subsidiaries are not considered as variable interest entities. Therefore, management has not determined the potential effects that adoption of FIN 46 will have on the Company's consolidated financial statements.

(2) Loans Receivable Held for Sale

        A summary of loans receivable held for sale, at the lower of cost or fair value at December 31 is as follows (dollars in thousands):

	2002	2001
Mortgage loans receivable:
First trust deeds	$1,897,088	1,007,788
Second trust deeds	21,108	3,334
Net deferred origination costs	2,200	—

	$1,920,396	1,011,122

        At December 31, 2002 and 2001 the Company had loans receivable held for sale of approximately $35.2 million and $10.9 million, respectively, on which the accrual of interest had been discontinued. If these loans receivable had been current throughout their terms, interest income would have increased by approximately $3.9 million and $719,000 in the years ended December 31, 2002 and 2001, respectively.

(a)
Interest Income

        The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

	2002	2001	2000
Interest on loans receivable held for sale	$122,182	62,002	65,022
Interest on cash and cash equivalents	149	704	2,329

	$122,331	62,706	67,351

(b)
Gain on Sales of Loans

        Gain on sales of loans was comprised of the following components for the years ended December 31 (dollars in thousands):

	2002	2001	2000
Gain from whole loan sale transactions	$562,049	170,717	73,737
Noncash premium (discount) from securitizations (NIR gains)	(12,051)	15,894	54,035
Noncash gain from servicing asset	14,882	4,938	8,009
Cash gain from sales of servicing rights	12,574	11,273	—
Cash gain from securitizations/NIM transactions	57,081	32,402	2,062
Securitization expenses	(2,706)	(3,820)	(4,637)
Accrued interest	(5,226)	(4,455)	(7,201)
Fair value adjustment to NIR	12,067	—	(67,006)
Provision for losses	(50,654)	(15,106)	(15,451)
Nonrefundable fees	111,601	67,645	61,085
Premiums, net	(101,816)	(30,242)	(27,287)
Origination costs	(118,050)	(60,700)	(62,800)
Derivative gains (losses)	(28,007)	(5,934)	406

	$451,744	182,612	14,952

(c)
Originations and Purchases

        During the year ended December 31, 2002, approximately 40.5% and 6.0% of the Company's total loan originations and purchases were in the states of California and Florida, respectively. During the year ended December 31, 2001, approximately 43.6% and 5.5% of the Company's total loan originations and purchases were in the states of California and Illinois, respectively.

(d)
Significant Customers

        During the year ended December 31, 2002 the Company sold $7.0 billion in loans to Morgan Stanley Dean Witter, and $1.5 billion in loans to CS First Boston, which represented 52.3% and 11.3% respectively, of total loans sold. During the year ended December 31, 2001 the Company sold $2.3 billion in loans to CS First Boston and $1.8 billion in loans to Morgan Stanley Dean Witter, which represented 41.3% and 31.1%, respectively, of total loans sold.

(3) Residual Interest in Securitizations

        Residual interests in securitizations consist of the following components for the years ended December 31 (dollars in thousands):

	2002	2001
Over-collateralization amount	$185,658	206,935
Net interest receivable (NIR)	61,306	99,973

	$246,964	306,908

        The following table for the activity in the over-collateralization account at December 31 (dollars in thousands):

	2002	2001
Balance, beginning of year	$206,935	242,636
Initial deposits to OC accounts	17,879	6,738
Call transactions	—	(56,449)
Additional deposits to OC accounts	7,639	24,120
Release of cash from OC accounts	(46,795)	(10,110)

	$185,658	206,935

        The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

	2002	2001
Balance, beginning of year	$99,973	119,010
NIR premiums (discounts)	(12,050)	15,894
Cash received from NIRs	(71,179)	(79,804)
Accretion of NIR	32,496	36,525
Sale of NIRs through NIMs	—	(15,692)
Fair value adjustment to NIR	12,066	—
Increase in NIR through call transactions	—	24,040

	$61,306	99,973

        During the year ended December 31, 2002 the Company sold $845.5 million in loans through two securitization transactions and recognized a pretax gain of $37.1 million, which is included in gain on sale of loans. Concurrent with the securitization, the Company sold a portion of the residual interest through a NIM transaction. In future periods, the Company will receive NIR from the securitizations, once the NIM bonds are repaid. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company's retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

        The Company uses certain assumptions and estimates to determine the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company's loans and the pass-through rate paid to bondholders, credit loss experience, prepayments rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income would be affected.

        For the NIM transaction completed in 2002, the fair value assigned to the retained interest at the date of securitization was $5.8 million. Key economic assumptions used to measure the retained interest at this date were as follows: prepayment curves which resulted in a weighted average life of 2.69 years; a weighted average static pool loss of 3.60%; a discount rate of 14%; and the actual LIBOR forward curve at the time of the securitization.

        At December 31, 2002 key economic assumptions and the sensitivity of the current fair value of residual interests in securitization to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands):

	Security type
	Fixed	Adjustable	Total
Carrying value/fair value of residual interests	$85,729	161,235	246,964
Assumed weighted average life in years	3.25	2.79	3.04
Decline in fair value with 10% adverse change	7.8%	5.0%	6.0%
Decline in fair value with 20% adverse change	14.7%	9.6%	11.3%
Assumed cumulative pool losses	3.86%	3.00%	3.51%
Decline in fair value with 10% adverse change	5.2%	2.8%	3.7%
Decline in fair value with 20% adverse change	10.4%	5.7%	7.3%
Assumed discount rate		Range of 12% to 14%
Decline in fair value with 10% adverse change	4.4%	2.7%	3.3%
Decline in fair value with 20% adverse change	8.6%	5.3%	6.4%
Interest rate assumptions		Current Forward LIBOR curve
Decline in fair value with 10% adverse change	1.6%	1.4%	1.5%
Decline in fair value with 20% adverse change	3.1%	2.7%	2.9%

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

        The assumed cumulative pool losses totaling 3.51% do not include losses incurred on the sale of loans that were repurchased from securitizations trusts. Including the losses on these repurchases, the assumed cumulative pool loss is 3.88% at December 31, 2002.

        In order to mitigate the interest rate risk inherent in the residual interests, the Company entered into Euro futures contracts with a notional balance at December 31, 2002 of $3.4 billion. These contracts expire over a period of eighteen months, declining in proportion to the percentage of the underlying loans that reach their interest rate adjustment date.

        The table below summarizes cash flows received in connection with securitizations during the year ended December 31, 2002 (dollars in thousands):

Cash proceeds from new securitizations	$57,081
Initial deposits to OC accounts	(17,879)
Cash flows received from residuals	110,335

        The following table summarizes delinquencies and credit losses as of December 31, 2002 for the Company's securitized loans and loans held for sale (dollars in thousands):

	Original principal amount of loans	Current principal amount of loans	Delinquent principal over 60 days	Inception to-date credit losses (net of recoveries)
Adjustable rate loans	$4,908,274	3,446,104	290,132	112,888
Fixed rate loans	5,358,356	1,665,915	151,017	60,786

Total managed loans	$10,266,630	5,112,019	441,149	173,674
Comprised of:
Loans sold through securitization	$8,358,194	3,204,419
Loans held for sale	1,908,436	1,907,600

Total managed loans	$10,266,630	5,112,019

        As discussed in note 1, the $3.2 billion in loans sold through securitization in the table above have been sold by the Company to off-balance sheet trusts. The Company's only ownership interest in the off-balance sheet trusts is its residual interests in securitizations of $247 million at December 31, 2002.

(4) Mortgage Servicing Asset

        The following table summarizes activity in mortgage servicing asset for the years ended December 31 (dollars in thousands):

	2002	2001
Beginning balance	$—	22,945
Additions	14,882	4,938
Purchases of servicing	—	—
Sales of servicing	(4,561)	(26,245)
Amortization	(50)	(1,638)

	$10,271	—

Servicing Income

        The following table presents the components of servicing income for the years ended December 31 (dollars in thousands):

	2002	2001	2000
Servicing and ancillary fees collected	$254	11,872	37,135
Amortization of mortgages servicing asset	(50)	(1,638)	(7,324)
Prepayment penalties collected	228	382	281

	$432	10,616	30,092

(5) Office Property and Equipment

        Office property and equipment consist of the following at December 31 (dollars in thousands):

	2002	2001
Leasehold improvements	$3,342	1,238
Furniture and office equipment	6,421	2,256
Computer hardware and software	30,616	18,425

	40,379	21,919
Less accumulated depreciation and amortization	(20,043)	(11,059)

	$20,336	10,860

(6) Short-Term Financing

        Warehouse or aggregation lines of credit and other short-term financing consist of the following at December 31 (dollars in thousands):

	2002	2001
A $410 million line of credit from US Bank which expired in May 2002, secured by loans receivable held for sale	$—	307,833
A $470 million line of credit from CDC Mortgage Capital expiring in March 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	420,317	198,975
A $650 million aggregation facility from Salomon Brothers Realty expiring in December 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR	81,501	228,771
A $50 million master loan and security agreement from Salomon Brothers Realty expiring in December 2003, secured by delinquent loans and REO properties, bearing interest based on one-month LIBOR	6,718	5,736
A $900 million loan and security agreement from Morgan Stanley Dean Witter Mortgage Capital expiring in December 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR	149,143	246,253
A $500 million line of credit from Bank of America, N.A. expiring in May 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR	312,754	—
A $750 million line of credit from UBS Warburg Real Estate Securities expiring in May 2004, secured by loans receivable held for sale, bearing interest based on one-month LIBOR	418,577	—
A $150 million line of credit from Salomon Brothers Realty expiring in December 2003, secured by loans receivable held for sale, bearing interest based on one-month LIBOR	—	—
Loan sale agreement accounted for as a financing:
Federal Home Loan Mortgage Corporation—FHLMC—sale of 77.5% participation certificates expiring January 2003 secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	384,778	—
A $111.7 million short-term Loan and Security Agreement from Morgan Stanley Dean Witter Mortgage Capital, expiring February 2003 secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR.	111,710	—

	$1,885,498	987,568

        Residual financing payable at December 31, (dollars in thousands):

	2002	2001
$80 million residual financing line, secured by residual interests in securitizations, which was fully repaid and canceled during 2002	$—	79,941

	$—	79,941

        The weighted average interest rate on the warehouse and aggregation lines of credit payable was 2.42% and 3.10% at December 31, 2002 and 2001, respectively. The weighted average interest rate on residual financing payable was 3.62% at December 31, 2001.

        The warehouse line of credit agreements contain certain restrictive financial and other covenants which require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity and available borrowing capacity, and certain debt to net worth ratios and comply with regulatory and investor requirements. To the Company's knowledge, at December 31, 2002 the Company was in compliance with these financial and other covenants.

(7) Subordinated Debt

        In October 1999, the Company entered into an agreement with US Bancorp to amend the warehouse line of credit agreement to include a subordinated debt component. The Company borrowed $20.0 million in subordinated debt in October 1999 and an additional $20.0 million during the year ended December 31, 2000. The debt bore interest of 12% per annum. In May 2002, the debt was fully repaid and the facility was cancelled.

(8) Notes Payable

        Notes payable consists of $16.7 million and $9.7 million at December 31, 2002 and 2001, respectively, in equipment financing leases, which are classified as capital leases at rates varying from 6.50% to 10.59%, maturing from March 2003 to November 2005.

        The maturities of notes payable at December 31, 2002 are as follows (dollars in thousands):

Due in 2003	$7,783
Due in 2004	5,349
Due in 2005	3,567

$16,699

(9) Loan Servicing

        In October 2002, the Company reestablished its servicing operations and started boarding loans on its own platform. As of December 31, 2002, the Company had 25,321 loans with a total principal balance of $4.0 billion, including $1.9 billion held for sale, $522 million sold servicing retained, and $1.6 billion in interim servicing.

(10) Commitments and Contingencies

(a)
Related Party

        In 1997, the Company entered into employment agreements with the four executive officers at that time—Robert Cole, Brad Morrice, Edward Gotschall and Steven Holder. In January 1999, the agreements were superseded by new employment agreements, extending until December 31, 2002. The new agreements provide that on December 31, 2000 and on each December 31 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. For 2000, the four executives received a salary of $350,000, plus a $500 per month auto allowance. On December 27, 2000, Mr. Holder resigned from the Company. Separation expenses totaling $1.2 million are included in personnel expenses for the year ended December 31, 2000. For 2001, the remaining three executive officers' salary was $367,500, plus a $500 per month auto allowance.

        On January 1, 2002, the Company and Messrs. Cole, Morrice and Gotschall entered into amended and restated employment agreements superseding the prior agreements. Effective January 1, 2002, an additional officer, Patrick Flanagan, was promoted to executive officer and entered into an employment agreement identical to those of the other three executive officers'. The amended agreements extend until December 31, 2004. On January 1, 2003, and on each January 1 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. These executive officers' received a salary of $385,875 plus a $500 per month auto allowance for 2002.

        In February 1999, the board of directors approved the 1999 Incentive Compensation Plan (the Incentive Compensation Plan). The board designed the Incentive Compensation Plan so that the executive officers' bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company's stockholders approved the Incentive Compensation Plan in May 1999.

        The executive officers' January 1999 employment agreements provide for two awards for 1999 under the Incentive Compensation Plan: one for the Company's performance during the first six months of the year, and the second for the Company's performance for the entire year. The awards base the potential incentive compensation on the ratio (the Ratio) of the Company's earnings (the Earnings) to its Total Stockholders' Equity. For the January 1, 1999 to June 30, 1999 performance period, if the Ratio is at least 10% but less than 20%, each executive officer is entitled to 1.25% of Earnings in excess of 10% of Total Stockholders' Equity. If the Ratio is at least 20%, each executive officer will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 10% of Total Stockholders' Equity, plus (ii) 0.50% of Earnings in excess of 20% of Total Stockholders' Equity. For the January 1, 1999 to December 31, 1999 performance period, if the Ratio is at least 20% but less than 40%, each executive officer is entitled to 1.25% of the Earnings in excess of 20% of Total Stockholders' Equity. If the Ratio is at least 40%, each executive officer will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 20% of Total Stockholders' Equity, plus (ii) 0.50% of Earnings in excess of 40% of Total Stockholders' Equity. For 2000 and 2001, the thresholds of 10%, 20%, and 40% are reduced to 9%, 18%, and 35%, respectively. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 200% of the executive officers' current annual salary are paid in cash. Any amounts exceeding 200% of the base salary are paid in restricted stock unless the Committee and the executive officer agree otherwise.

        The executive officers' January 2002 employment agreements provide for two awards under the Incentive Compensation Plan: one for the Company's performance during the first six months of the year, and the second for the Company's performance for the entire year. The awards base the potential incentive compensation on the ratio of the Company's Earnings to its Total Stockholders' Equity, using definitions under the Incentive Compensation Plan. For each six-month performance period, if the Ratio is at least 9% but less than 14%, each executive officer is entitled to 1.125% of Earnings in excess of 9% of Total Stockholders' Equity for that period. If the Ratio is at least 14% but less than 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders' Equity, plus (ii) 0.75% of Earnings in excess of 14% of Total Stockholders' Equity for that period. If the Ratio is at least 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders' Equity, plus (ii) 0.75% of Earnings in excess of 14% but not in excess of 19% of Total Stockholders' Equity, plus (iii) 0.60% of Earnings in excess of 19% of Total Stockholders' Equity for that period. For each 12-month performance period, if the Ratio is at least 18% but less than 28%, each executive officer is entitled to 1.125% of Earnings in excess of 18% of Total Stockholders' Equity for that period. If the Ratio is at least 28% but less than 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders' Equity, plus (ii) 0.75% of Earnings in excess of 28% of Total Stockholders' Equity for that period. If the Ratio is at least 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders' Equity, plus (ii) 0.75% of Earnings in excess of 28% but not in excess of 38% of Total Stockholders' Equity, plus (iii) 0.60% of Earnings in excess of 38% of Total Stockholders' Equity for that period. Notwithstanding these calculations, the award for an executive officer for a six-month performance period is capped at 80% of his then current base salary. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 150% of the executive officers' current annual salary are paid in cash. Any amounts exceeding 150% of the base salary are paid in restricted stock, unless the Committee and the executive officer agree otherwise.

        Included in personnel expense for the years ended December 31, 2002, 2001, and 2000, respectively, are $10.9 million, $2.2 million, and zero, related to the Incentive Compensation Plan.

(b)
Operating Leases

        The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2008. Total rental expenditures under these leases were approximately $10.1 million, $8.2 million, and $8.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company and its subsidiaries lease office property and equipment from various equipment leasing companies under operating lease agreements. These operating leases expire from June 2003 to November 2005. Total rental expenditures under these office property and equipment leases were approximately $9.1 million, $6.5 million, and $9.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        Minimum rental commitments for these leases are as follows (dollars in thousands):

Year ending December 31:
2003	$10,953
2004	9,991
2005	8,058
2006	7,135
2007	5,852
Thereafter	1,436

$43,425

(c)
Loan Commitments

        Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers which are subject to change by the Company. Although the Company generally honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had commitments to fund loans of approximately 1.7 billion and $1.0 billion at December 31, 2002 and 2001, respectively.

        The Company had commitments to sell loans of $700 million and $600 million at December 31, 2002 and 2001, respectively, to whole loan investors.

(d)
Contingencies

        The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company's loan sale agreements is adequately provided for in the allowance for losses on sold loans included in accounts payable and accrued liabilities on the consolidated balance sheets.

        At December 31, 2002 and 2001 included in accounts payable and accrued liabilities are approximately $16.9 million and $9.5 million, respectively, in allowances for losses related to possible off-balance sheet recourse, repurchase agreement provisions, and repurchases from securitization trusts.

The activity in the allowance related to possible off-balance sheet recourse and repurchase agreement provisions for the years ended December 31 is summarized as follows (dollars in thousands):

	2002	2001	2000
Balance, beginning of year	$9,539	6,443	3,665
Provision for losses	50,654	15,106	15,451
Charge-offs, net	(43,289)	(12,010)	(12,673)

Balance, end of year	$16,904	9,539	6,443

(e)
Litigation

        In August 2000, the Federal Trade Commission informed us that it was conducting an inquiry to determine whether we had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations our retail units generated comply with applicable law. We cooperated by providing the requested information to the Commission for its review. We have received no further requests for information since our last submission in September 2001.

        In October 2000, Hazel Jean Matthews, Ruth D. Morgan and Marie I. Summerall filed an amended class action suit against New Century Mortgage, Central Mortgage, Equibanc Mortgage, Century 21 Home Improvements, and Incredible Exteriors, on behalf of themselves and other consumers located in the State of Ohio whose credit transaction was brokered by Equibanc and Central Mortgage. The suit was filed in the Ohio state court and later removed by New Century Mortgage to the U.S. District Court for the Southern District of Ohio. The complaint alleges breaches of the Federal Fair Housing Act, Equal Credit Opportunity Act, Truth in Lending Act, gender discrimination, fraud, unconscionability, civil conspiracy, RICO, as well as other claims against the other defendants. The plaintiffs sought injunctive relief, compensatory and punitive damages, attorneys' fees and costs. We filed motions to dismiss in response to the First and Second Amended Complaint; the judge granted the motions in part, and denied in part; dismissing the claims brought under the Fair Housing Act, 42 U.S.C. § 3604(b). Plaintiffs filed a motion to strike the class allegations on October 2, 2001; the judge granted the motion. The case was settled at mediation on January 8, 2003. We are finalizing the settlement documentation. The amount of the settlement did not have a material adverse effect on our results of operations or financial position.

        In June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending Act (TILA) and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. We filed our answer in July 2001. We filed a Motion for Summary Judgment that was granted on January 25, 2002; the judge held that New Century had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiffs filed their notice of appeal in February 2002. Oral argument is scheduled for April 2003.

        In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. The complaint also alleges that New Century Mortgage induced mortgage brokers to breach their fiduciary duties to borrowers. We filed our answer in September 2001. We believe the allegations lack merit, especially in light of HUD's October 2001 Policy Statement upholding the use of yield spread premiums. Discovery is proceeding.

        In November, 2001, Shirley H. Ngo filed a class action complaint against New Century Mortgage in the U.S. District Court for the Northern District of Georgia. The complaint alleges that payments we make to mortgage brokers, referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. We filed our answer in January 2002 and thereafter filed a Motion to Stay the case, which was granted in April 2002. In light of recent favorable case law, plaintiffs have agreed to dismiss the class claims and settle the matter on an individual basis. A stipulation of dismissal and settlement agreement are being finalized. The nominal payment to plaintiff did not have a material adverse effect on our results of operations or financial position.

        In December, 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys' fees and costs. We filed a Motion to Dismiss in February 2002. The court thereafter consolidated our case with other similar cases filed against other lenders. In August 2002 the court ordered plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Our individual plaintiff filed her Notice of Appeal in September 2002. The appeal was consolidated and our Consolidated Respondents' Brief is due to be filed in June 2003.

        Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff's motion to remand the case to state court was granted. We then filed a motion to consolidate our case with other similar pending cases. We await a ruling.

        In September 2002, Robert E. Overman & Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial, New Century Mortgage, U.S. Bancorp, Loan Management Services, and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys' fees and costs. Defendant Loan Management Services filed a Motion to Transfer Venue that is scheduled to be heard on March 28, 2003. Our response is due after the court issues its ruling on that Motion.

        New Century Mortgage initiated a lawsuit against Encore Credit Corporation, an entity formed by some former employees, in March 2002 in the Superior Court of Orange County, California. The complaint alleges intentional inducement of breach of contract, intentional interference with prospective economic advantage, trade secret misappropriation, unfair competition, conversion, breach of fiduciary duties and seeks specific performance of contractual allegations. Defendants filed their Third Amended Cross-Complaint in October 2002, alleging intentional interference with prospective economic advantage, unfair competition, unfair business practice, trade libel, defamation and breach of contract. New Century Financial Corporation joined New Century Mortgage in filing a Cross-Cross- Complaint in late December 2002 seeking breach of written agreements, fraud and unjust enrichment against Steven Holder, and allegations of cyberfraud, trespass to chattels and unfair competition against both Holder and Encore. Discovery is continuing.

        We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

(11) Income Taxes

        Components of the Company's provision (benefit) for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2002	2001	2000
Current:
Federal	$129,538	7,449	9,848
State	25,671	1,644	3,506

	155,209	9,093	13,354

Deferred:
Federal	(24,978)	21,983	(22,989)
State	(3,595)	4,388	(4,121)

	(28,573)	26,371	(27,110)

	$126,636	35,464	(13,756)

        Actual income taxes (benefit) differ from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31 to earnings before income taxes as follows (dollars in thousands):

	2002	2001	2000
Computed "expected" income taxes	$107,218	29,219	(12,873)
State tax, net of Federal benefit	14,349	3,921	(400)
Other	5,069	2,324	(483)

	$126,636	35,464	(13,756)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

	2002	2001
Deferred tax assets:
Allowance for loan losses	$8,938	3,835
State taxes	7	2,334
Office property and equipment	1,453	593
Net operating loss carryover	2,038	4,907
Deferred loan fees	—	1,790
Fair value adjustment on loans held for sale	9,194	—
Other	—	249

	21,630	13,708

Deferred tax liabilities:
Noncash gain from securitization	27,310	47,943
Other	—	18

	27,310	47,961

Net deferred income tax liability	$5,680	34,253

        As of December 31, 2002 the Company had Net Operating Loss (NOL) carryforwards for federal and state purposes of $5.7 and $1 million, respectively, which are available to offset future taxable income, if any, through 2020 and 2007, respectively.

        There was no valuation allowance for deferred tax assets at December 31, 2002 and 2001, respectively.

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

        Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 2002 and 2001.

(12) Employee Benefit Plans

        On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. The Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the Plan, employees of the Company may contribute up to the statutory limit. The Company matches 25% of the first 6% or compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the Plan by the Company for the years ended December 31, 2002, 2001, and 2000 were $1,055,000, $713,000, and $802,000, respectively. Effective January 1, 2003, the Company increased the matching to 50% of the first 6% of compensation.

        In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the Plan) for the benefit of eligible employees. This plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 204,563 shares of common stock under this plan.

        In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. This plan allows eligible employees to defer payment of a portion of their salary to future years. The Company does not contribute to this plan.

(13) Stockholders' Equity

(a)
Convertible Preferred Stock

        In November 1998, the Company issued 20,000 shares of Series 1998-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1998-A preferred stock are entitled to convert each share of Series 1998-A preferred stock into 136.24 shares of common stock. The Series 1998-A preferred stock earns a dividend at a rate of 7.5% per annum, payable quarterly. In July 1999, the Company issued 20,000 shares of Series 1999-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1999-A preferred stock are entitled to convert each share of Series 1999-A preferred stock into 69.98 shares of common stock. The Series 1999-A preferred stock earns a dividend at a rate of 7.0% per annum, payable quarterly. In March 2002, the Company repurchased and subsequently cancelled 7,144 shares of preferred stock and paid $7.0 million. In April 2002, the remaining preferred stock was converted to common stock.

(b)
Common Stock

        In May 1997, pursuant to certain Restricted Stock Award Agreements, the Company issued 92,500 shares of restricted stock to each of the four executive officers. The Company recorded $2.8 million in deferred compensation expense and additional paid in capital at the grant date. The deferred compensation expense was being amortized over the vesting period of the restricted stock, which was in equal installments in May 1998, 1999, and 2000.

        In March 2000, the Company issued 2,732 shares of common stock in connection with its obligations under the Primewest Acquisition Agreement.

        In April 2000, the Company issued 13,577 shares in connection with the acquisition of Worth Funding, a wholly owned subsidiary of New Century Mortgage.

        In May 2000, the Company received 59,734 shares of common stock from its executive officers' as payment of the Company's withholding obligations upon vesting of the third installment of the May 1997 executive officers' Restricted Stock Awards and the second installment of the April 1998 Restricted Stock Award. The fair value of the stock at the time it was paid to the Company was $562,000. These shares were cancelled in September 2000.

        In December 2000, the Company issued 55,090 shares of common stock in connection with its obligations under the Primewest acquisition agreement.

        In January 2001, the Company issued 11,919 shares of common stock in connection with the acquisition of Worth Funding.

        In February 2001, the Company issued 152,000 shares of restricted stock to certain employees. The Company recorded $1.5 million in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2002 is $393,000 related to the amortization of deferred compensation.

        In July 2001, the Company issued 1,442,308 shares in connection with a private placement of shares, for which the Company received $14.1 million in cash, after deducting offering expenses.

        In August 2001, the Company issued 62,000 shares of restricted stock to certain of its employees. The Company recorded $671,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2002 is $224,000 related to amortization of deferred compensation expense.

        In October 2001, the Company issued 3.2 million shares of common stock in connection with a secondary public offering. In addition, the Company issued 525,000 shares to cover the underwriters' over-allotment option. The Company received $37.8 million in cash from this transaction, after deducting offering expenses.

        In December 2001, the Company declared a cash dividend of $0.05 per share for stockholders of record on January 15, 2002. The dividend was paid on January 31, 2002.

        In February 2002, the Company declared a cash dividend at the rate of $0.05 per share. The dividend was paid on April 30, 2002 to stockholders of record on April 15, 2002. The Company repurchased 21,000 shares of restricted stock as a result of certain employee terminations. The Company recorded $252,000 in reversal of capitalized deferred compensation and additional paid-in capital at that date.

        In March 2002, the Company issued 5,665 shares of restricted stock each to three executive officers—Robert Cole, Brad Morrice and Edward Gotschall. The Company recorded $291,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2002 is $81,000 related to amortization of deferred compensation expense.

        In April 2002, the Company issued 160,000 shares of restricted stock to certain of its employees. The Company recorded $2,541,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2002 is $636,000 related to amortization of deferred compensation expense. In June 2002, the Company declared a cash dividend of $0.05 per share. The dividend was paid on July 31, 2002 to stockholders of record on July 15, 2002.

        In June 2002, the Company issued 76,339 shares of common stock in connection with its obligations under the Worth Funding acquisition agreement.

        In August 2002, the Company issued 43,267 shares of restricted stock to certain of its employees. The Company recorded $953,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over the next three years. Included in personnel expense for the year ended December 31, 2002 is $134,000 related to amortization of deferred compensation expense.

        In September 2002, the Company declared a cash dividend at a rate of $0.05 per share. The dividend was paid on October 29, 2002 to stockholders of record on October 15, 2002.

        In December 2002, the Company declared a cash dividend at a rate of $0.10 per share. The dividend was paid on January 31, 2003 to stockholders of record on January 15, 2003.

        Included in personnel expenses for the years ended December 31, 2002, 2001, and 2000 is $1,468,000, $545,000, and $155,000 respectively, related to the amortization of deferred compensation.

(c)
Warrants

        In May 1997, the Company issued to Comerica warrants to purchase 100,000 shares of common stock as $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica with respect to servicing the Company's loans. The warrants granted are exercisable over five years, and were fully vested at December 31, 2000. In accordance with FASB No. 123, $675,000 was determined to be the value of the stock warrants issued on the measurement date. As of December 31, 1999, the value of the warrants had been amortized as general and administrative expenses. The remaining 50,000 warrants were exercised during 2002.

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

(d)
Treasury Stock

        As of January 2003, the Company's Stock Purchase Program authorized the repurchase of up to 3 million shares over the next 12 months. As of December 31, 2002 the Company had repurchased 1,625,200 shares. All repurchased common shares were cancelled as of December 31, 2002, except for 184,000 shares which are included in treasury stock. It is the Company's policy to continue to fund these repurchases with available corporate liquidity and the timing of the purchases will be based upon the level of cash balances, general business conditions and other factors including alternative investment opportunities. These purchases may be made in the open market, through block trades or in privately negotiated transactions.

(e)
Minimum Net Worth

        The Company's mortgage banking business is subject to the rules and regulations of, and examination by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that the Company maintain a minimum net worth of $250,000. As of December 31, 2002, the Company was in compliance with this financial requirement.

(14) Stock Options

        In 1995, the Company adopted and received stockholders' approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company's board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 5.5 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to December 2007. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 120,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 7,500 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 10,000 granted to a non-employee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 30,000 granted to two nonemployee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. All stock options are granted with an exercise price not less than the stock's fair market value at the date of grant. At December 31, 2002, there were 635,123 shares available for grant under the Plan. Of the options outstanding at December 31, 2002 and 2001, 928,712 and 1,215,625, respectively, were exercisable with weighted average exercise prices of $9.55 and $9.20, respectively.

        Stock options activity during the years ended December 31 is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1999	2,273,380	$9.62
Granted	333,500	7.66
Exercised	(108,847)	4.32
Canceled	(299,772)	11.77

Balance at December 31, 2000	2,198,261	9.26
Granted	965,750	10.47
Exercised	(349,435)	6.47
Canceled	(265,326)	13.12

Balance at December 31, 2001	2,549,250	9.77
Granted	1,511,250	18.57
Exercised	(596,647)	9.70
Canceled	(235,470)	12.37

Balance at December 31, 2002	3,228,383	13.67

        At December 31, 2002, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable, and weighted average price of options currently exercisable are as follows:

Range of exercise Prices	Number outstanding	Weighted average remaining term	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.50-3.50	38,800	3.92	3.50	38,800	3.50
7.00-7.00	32,750	7.22	7.00	3,583	7.00
7.50-7.61	432,599	4.84	7.52	379,849	7.50
8.38-8.38	30,600	5.71	8.38	19,600	8.38
9.00-9.63	32,775	7.60	9.32	17,862	9.22
9.95-9.98	500,000	8.68	9.98	100,000	9.98
10.00-10.75	158,900	7.44	10.09	74,833	10.11
11.00-11.75	528,384	7.13	11.26	261,784	11.13
12.00-12.75	104,525	6.17	12.52	71,100	12.58
13.65-13.90	405,000	9.14	13.66	—	—
15.00-15.71	225,000	9.16	15.71	—	—
17.00-18.25	18,050	6.43	18.14	11,750	11.73
21.64-21.80	292,000	9.80	21.66	—	—
21.81-21.93	229,500	9.56	21.93	—	—
24.38-24.53	61,500	9.56	24.43	—	—
27.98-27.98	138,000	9.31	27.98	—	—

(15) General and Administrative Expenses

        A summary of general and administrative expenses for the year ended December 31 is as follows (dollars in thousands):

	2002	2001	2000
Occupancy	$13,866	10,578	10,807
Depreciation and amortization	9,010	5,897	4,166
Telephone	5,737	4,315	4,849
Postage and courier	4,168	3,340	4,143
Travel, entertainment, and conferences	9,740	4,634	2,610
Servicing	3,943	2,209	2,697
Equipment rental	2,090	6,483	9,842
Data processing	664	1,795	3,339
Office supplies	2,939	1,831	2,149
Other administrative expenses	17,438	11,705	7,999

	$69,595	52,787	52,601

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

        The estimated fair values of the Company's financial instruments as of December 31 are as follows (dollars in thousands):

	2002
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$182,924	182,924
Loans receivable held for sale, net	1,920,396	1,974,833
Residual interests in securitizations	246,964	246,964
Financial liabilities:
Warehouse and aggregation lines of credit	$1,885,498	1,885,498
Notes payable	16,699	16,699
Euro futures contracts	4,599	4,599
	2001
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$106,679	106,679
Loans receivable held for sale, net	1,011,122	1,042,243
Residual interests in securitizations	306,908	306,908
Interest rate cap	500	500
Financial liabilities:
Warehouse and aggregation lines of credit	$987,568	987,568
Residual financing payable	79,941	79,941
Subordinated debt	40,000	40,000
Notes payable	9,746	9,746
Euro futures contracts	2,929	2,929

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

        Interest rate caps and Euro futures contracts:    The fair value of the interest rate caps and Euro futures contracts is determined based on a market quote.

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

(17) Condensed Financial Information of Parent Company

        The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial Corporation:

Condensed Balance Sheets

	December 31
	2002	2001
	(dollars in thousands)
Assets
Cash and cash equivalents	$6,333	1,618
Investment in and receivable from subsidiaries	383,781	248,413
Other assets	1	—

	$390,115	250,031

Liabilities and Stockholders' Equity
Other liabilities	$3,565	2,270
Stockholders' equity	386,550	247,761

	$390,115	250,031

Condensed Statements of Operations

	2002	2001	2000
	(dollars in thousands)
Interest income	$5,485	4,621	3,926
Equity in undistributed earnings (loss) of subsidiaries	179,483	47,226	(21,509)

	184,968	51,847	(17,583)

Personnel	2,350	823	2,215
General and administrative	1,760	1,758	3,163
Professional services	993	679	994

	5,103	3,260	6,372

Earnings (loss) before income taxes (benefit)	179,865	48,587	(23,955)
Income taxes (benefit)	165	567	(930)

Net earnings (loss)	$179,700	48,020	(23,025)

Condensed Statements of Cash Flows

	2002	2001	2000
	(dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$179,700	48,020	(23,025)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,468	545	1,336
Decrease (increase) in other assets	(1)	—	411
Increase (decrease) in other liabilities	450	(1,700)	1,999
Equity in undistributed earnings of subsidiaries	(179,483)	(47,226)	21,509

Net cash provided by (used in) operating activities	2,134	(361)	2,230

Cash flows from investing activity:
Decrease (increase) in investment in and receivables from subsidiary	46,114	(49,341)	(241)
Cash flows from financing activities:
Proceeds from issuance of stock	7,127	54,516	913
Purchase of treasury stock	(45,382)	(1,064)	(562)
Dividends paid on common stock	(4,552)	—	—
Dividends paid on preferred stock	(725)	(2,900)	(2,900)

Net cash provided by (used in) financing activities	(43,533)	50,552	(2,549)

Net increase (decrease) in cash and cash equivalents	4,715	850	(560)
Cash and cash equivalents, beginning of period	1,618	768	1,328

Cash and cash equivalents, end of period	$6,333	1,618	768

(18) Earnings per Share

        The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	2002	2001	2000
Numerator:
Net earnings (loss)	$179,700	48,020	(23,025)
Less preferred stock dividends	442	2,900	2,900

Earnings (loss) available to common stockholders	$179,258	45,120	(25,925)

Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	23,043,104	16,481,119	14,727,582
Effect of dilutive securities:
Convertible preferred stock	1,072,444	4,124,400	—
Restricted stock awards	160,534	160,203	—
Warrants	10,548	—	—
Stock options	1,644,751	300,862	—

Denominator for diluted earnings per share	25,931,381	21,066,584	14,727,582

Basic earnings (loss) per share	$7.78	2.74	(1.76)
Diluted earnings (loss) per share	6.93	2.28	(1.76)

        For 2000, 1,243,661 stock options, 40,000 shares of convertible preferred stock and 725,000 warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive in periods where losses are reported.

        For 2001, 955,037 stock options and 50,000 warrants, whose exercise price exceeded the average market price of the common shares, are excluded from calculation of the dilutive number of shares.

        For 2002, 201,000 stock options, whose exercise price exceeded the average market price of the common shares, are excluded from calculation of the dilutive number of shares.

(19) Segment and Related Information

For the fiscal year ended December 31, 2002

	Wholesale	Retail	Servicing /Other	Total
Fundings	$12,117,846	2,083,650	—	14,201,496
Revenues:
Gain on sale	380,427	71,317	—	451,744
Interest income	104,383	17,948	—	122,331
Residual interest income	—	—	31,723	31,723
Servicing fee & other income	—	—	448	448

Total revenues	484,810	89,265	32,171	606,246

Expenses:
Salaries and benefits	83,578	37,910	27,648	149,136
Other operating expenses	22,209	27,140	—	49,349
Other overhead not allocated	—	—	50,837	50,837
Interest expense	43,166	7,422	—	50,588

Income (loss) before taxes	$335,857	16,793	(46,314)	306,336

For the fiscal year ended December 31, 2001

	Wholesale	Retail	Servicing /Other	Total
Fundings	$5,068,466	1,176,505	—	6,244,971
Revenues:
Gain on sale	148,282	34,330	—	182,612
Interest income	50,893	11,813	—	62,706
Residual interest income	—	—	36,356	36,356
Servicing fee & other income	—	—	11,662	11,662

Total revenues	199,175	46,143	48,018	293,336

Expenses:
Salaries and benefits	35,495	27,807	20,125	83,427
Other operating expenses	11,908	20,210	—	32,118
Other overhead not allocated	—	—	40,180	40,180
Interest expense	43,930	10,197	—	54,127

Income (loss) before taxes	$107,842	(12,071)	(12,287)	83,484

For the fiscal year ended December 31, 2000

	Wholesale	Retail	Servicing /Other	Total
Fundings	$3,041,761	1,110,596	—	4,152,357
Revenues:
Gain on sale	11,321	3,631	—	14,952
Interest income	49,337	18,014	—	67,351
Residual interest income	—	—	49,868	49,868
Servicing fee & other income	—	—	31,745	31,745

Total revenues	60,658	21,645	81,613	163,916

Expenses:
Salaries and benefits	19,545	21,136	16,737	57,418
Other operating expenses	11,930	21,400	—	33,330
Other overhead not allocated	—	—	37,823	37,823
Interest expense	52,835	19,291	—	72,126

Income (loss) before taxes	$(23,652)	(40,182)	27,053	(36,781)

(20) Selected Quarterly Financial Data (Unaudited)

        Selected quarterly financial data are presented below by quarter for the years ended December 31 (dollars in thousands, except per share amounts):

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Gain on sale of loans	$78,433	103,587	128,401	141,323
Interest income	25,977	28,941	29,511	37,902
Other income	7	—	1	8
Residual interest income	7,840	8,328	8,392	7,163
Servicing income	41	21	73	297

Total revenues	112,298	140,877	166,378	186,693
Operating expenses	59,035	68,137	78,689	94,049

Earnings before income taxes	53,263	72,740	87,689	92,644
Income taxes	22,345	29,823	36,171	38,297

Net earnings	$30,918	42,917	51,518	54,347

Basic earnings per share	$1.49	1.82	2.12	2.30
Diluted earnings per share	1.21	1.64	1.95	2.15
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Gain on sale of loans	$20,550	38,129	61,397	62,536
Interest income	9,258	13,717	19,732	19,999
Other income	487	420	131	8
Residual interest income	11,154	9,530	6,981	8,691
Servicing income	6,506	2,998	810	302

Total revenues	47,955	64,794	89,051	91,536
Operating expenses	51,150	47,435	60,082	51,185

Earnings before income taxes	(3,195)	17,359	28,969	40,351
Income taxes	(1,343)	7,466	12,255	17,086

Net earnings	$(1,852)	9,893	16,714	23,265

Basic earnings per share	$(0.17)	0.61	0.99	1.14
Diluted earnings per share	(0.17)	0.51	0.81	0.94

EXHIBIT INDEX

Exhibit number	Description of Document
3.1	First Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock(2)
3.3	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock(3)
3.4	First Amended and Restated Bylaws of the Company(1)
4.1	Specimen Stock Certificate(1)
10.1	Form of Indemnity Agreement between the Company and each of its executive officers and directors(1)*
10.2	1995 Stock Option Plan, as amended (incorporated by reference from the Company's Form S-8 Registration Statement (No. 333-56514) as filed with the Securities and Exchange Commission on May 22, 2002*
10.3	Registration Rights Agreement, dated May 30, 1997, by and between the Company and certain stockholders of the Company(1)
10.4	Form of Equalization Option granted to Edward Gotschall in December 1996(1)*
10.5	Employee Stock Purchase Plan, as amended(4)*
10.6	Deferred Compensation Plan (incorporated by reference from the Company's Form S-8 Registration Statement (No. 333-68467) as filed with the Securities and Exchange Commission on December 7, 1998)*
10.7	1999 Incentive Compensation Plan (incorporated by reference from the Company's Proxy Statement as filed with the Securities and Exchange Commission on April 2, 1999)*
10.8	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated September 1, 1999(5)
10.9	Industrial Lease, dated October 11, 1999, between the Company and the Irvine Company(5)
10.10	Amendment to Letter Agreement dated as of September 1, 1999 by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated March 7, 2000(4)
10.11	Master Loan & Security Agreement, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated April 1, 2000(3)
10.12	Letter Agreement, by and among Salomon Brothers Realty Corp., NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000(3)
10.13	Amendment to Letter Agreement by and between Salomon Brothers Realty Corp., NC Capital Corporation and New Century Mortgage Corporation, dated April 1, 2000(7)
10.14	Letter Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corporation, dated November 30, 2000(8)
10.15	Letter Agreement by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corporation, dated December 27, 2000(8)
10.16	Master Loan and Security Agreement by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc., dated December 1, 2001(8)
10.17	Servicing Rights Purchase Agreement by and among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001(8)

10.18	Receivables Financing Facility Agreement by and among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001(8)
10.19	Residential Flow Interim Servicing and Servicing Rights Purchase Agreement by and between New Century Mortgage Corporation and Ocwen Federal Bank FSB, dated as of March 1, 2001(8)
10.20	Second Amendment to Subordinated Loan Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association dated as of March 29, 2001(8)
10.21	Third Amended and Restated Subordinated Promissory Note executed by New Century Mortgage Corporation in favor of U.S. Bank National Association, dated as of March 29, 2001(8)
10.22
TBMA/ISMA Global Master Repurchase Agreement by and between Salomon Smith Barney Inc. as Agent for Salomon Brothers International Limited and NC Capital Corporation and Annex I thereto, dated as of March 29, 2001(8)
10.23
TBMA/ISMA Global Master Repurchase Agreement by and between Salomon Smith Barney Inc. as Agent for Salomon Brothers International Limited and NC Residual II Corporation and Annex I thereto, dated as of March 29, 2001(8)
10.24
Letter Agreement dated March 29, 2001 by and among U.S. Bank National Association, NC Capital Corporation, NC Residual II Corporation and Salomon Smith Barney as Agent for Salomon Brothers International Ltd.(8)
10.25	Letter dated March 29, 2001 from U.S. Bancorp to the Corporation regarding termination of certain board rights(8)
10.26
Amended and Restated Annex I dated April 30, 2001 to the Global Master Repurchase Agreement, dated as of March 29, 2001, by and among Salomon Smith Barney, Inc., as agent for Salomon Brothers International Limited, NC Residual II Corporation and New Century Mortgage Corporation(9)
10.27
Amended and Restated Annex I dated April 30, 2001 to the Global Master Repurchase Agreement, dated as of March 29, 2001, by and among Salomon Smith Barney, Inc., as agent for Salomon Brothers International Limited, NC Capital Corporation and New Century Mortgage Corporation(9)
10.28	Amendment No. 1 to the Master Loan and Security Agreement dated April 2, 2001 by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000(9)
10.29
Amendment No. 1 to the Custodial Agreement dated April 2, 2001 by and among NC Capital corporation, U.S. Bank Trust National Association and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000(9)
10.30
Amendment No. 1 to the Master Loan & Security Agreement dated April 1, 2000, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated March 30, 2001(9)
10.31
Amendment No. 2 to the Master Loan & Security Agreement dated April 1, 2000, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp, dated May 1, 2001(9)
10.32	Fifth Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association dated May 23, 2001(10)

10.33
Agreement to Increase Commitment Amount by and among New Century Mortgage Corporation, NC Capital Corporation, U.S. Bank National Association and CDC Mortgage Capital Inc., dated as of June 25, 2001(10)
10.34	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated June 1, 2001(10)
10.35	Amendment No. 1 to the Letter Agreement dated July 2, 2001 by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated June 1, 2001(10)
10.36	Amendment No. 3 to the Master Loan & Security Agreement dated June 12, 2001, by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2000(10)
10.37	Purchase Agreement by and among New Century Financial Corporation and Friedman, Billings, Ramsey & Co., Inc., dated July 19, 2001(10)
10.38	Placement Agency Agreement, by and among New Century Financial Corporation and Friedman, Billings, Ramsey & Co., Inc., dated July 19, 2001(10)
10.39	Master Repurchase Agreement by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001(10)
10.40	Amendment No. 1 to Master Repurchase Agreement, dated August 31, 2001, by and among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation(11)
10.41	Amendment No. 5 to Master Loan and Security Agreement, dated September 18, 2001, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(11)
10.42	Letter Agreement dated September 7, 2001 between New Century Mortgage Corporation and Ocwen Federal Bank FSB (12)
10.43	Amendment No. 6 to Master Loan and Security Agreement dated as of October 29, 2001 by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(12)
10.44	Amended and Restated Master Loan and Security Agreement by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc., dated December 1, 2001(13)
10.45
Amendment No. 2 to the Master Repurchase Agreement dated as of December , 2001 by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001(13)
10.46	Letter Agreement by and between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp., dated January 1, 2002(13)
10.47	Form of Amended and Restated Founding Managers' Employment Agreement, dated January 1, 2002 *(13)
10.48	First Amendment to the Fifth Amended and Restated Credit Agreement between New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association dated January 11, 2002(13)
10.49
Amendment No. 1 to the Amended and Restated Master Loan and Security Agreement dated February 15, 2002, by and among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2001(13)

10.50
Amendment No. 3 to the Master Repurchase Agreement dated as of February 22, 2002 by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001(13)
10.51	Amendment No. 4 to the Master Repurchase Agreement dated as of March 15, 2002 by and among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital, Inc.(14)
10.52
Second Amendment to Fifth Amendment and Restated Credit Agreement, dated as of March 25, 2002, by and among New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association(14)
10.53	Amendment No. 2 to Amended and Restated Master Loan and Security Agreement dated as of May 9, 2002 by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital, Inc.(15)
10.54	Master Contribution Agreement, dated as of May 13, 2002, by and between New Century Mortgage Corporation and New Century Funding A(16)
10.55	Master Repurchase Agreement, dated as of May 13, 2002, by and between Bank of America, N.A. and New Century Funding A(16)
10.56	Amended and Restated Master Repurchase Agreement, dated as of may 10, 2002, by and among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation(16)
10.57
Committed Note Purchase Agreement and Security Agreement, dated as of May 10, 2002, by and among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time(16)
10.58	Loan Purchase Agreement, dated as of May 10, 2002, by and among New Century Mortgage Corporation, New Century Financial Corporation and New Century Funding I(16)
10.59	Waiver and Consent dated May 13, 2002 under the Subordinated Loan Agreement by and between New Century Mortgage Corporation and U.S. Bank National Association dated as of April 28, 2000(16)
10.60	First Amendment to Lease, dated May 1, 2000 by and between The Irvine Company Corporation and New Century Financial Corporation (17)
10.61	Employment Agreement, dated August 12, 2001, between New Century Financial Corporation and Patrick H. Rank (17)
10.62	Office Lease Agreement dated April 23, 2002 by and between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation (17)
10.63	Amendment No. 2 to Amended and Restated Master Loan and Security Agreement, dated as of May 9, 2002, by and between NC Capital and Morgan Stanley Dean Witter Mortgage Capital Inc.(17)
10.64	Unit Purchase Agreement, dated as of May 24, 2002, by and among Gary Busacca, Marc Loewenthal, Jeffrey Lemieux, David Logsdon, eGarden, Inc., and New Century Mortgage Corporation(17)
10.65	Master Repurchase Agreement, dated as of May 30, 2002, by and between Salomon Brothers Realty and New Century Funding SB-1(17)
10.66	Master Contribution Agreement, dated as of May 30, 2002, by and between New Century Mortgage and New Century Funding SB-1(17)

10.67	Lease, dated May 31, 2002, by and between The Irvine Company and New Century Mortgage Corporation (17)
10.68	Second Amendment to Lease, dated June 17, 2002, by and between The Irvine Company and New Century Financial Corporation (17)
10.69	Lease, dated June 17, 2002, by and between The Irvine Company and New Century Mortgage Corporation (17)
10.70	Office Space Lease, dated June 11, 2002 by and between National Officer Partners Limited Partnership and New Century Mortgage Corporation (17)
10.71
Amendment No. 1 to the Committed Note Purchase and Security Agreement, dated as of June 15, 2002, by and among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time (18)
10.72	Amendment No. 3 to Amended and Restated Master Loan and Security Agreement, dated as of June 20, 2002, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(18)
10.73	Employee Stock Purchase Plan, as amended(18)
10.74
Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 26, 2002, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(18)
10.75
Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of August 5, 2002, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation (18)
10.76	Amendment No. 4 to Amended and Restated Master Loan and Security Agreement, dated as of August 15, 2002, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(18)
10.77	Amendment No. 3 to the Master Loan & Security Agreement, dated as of November 13, 2002, by and among NewCentury Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(19)
10.78
Amendment No. 2 to the Committed Note Purchase and Security Agreement, dated as of November 21, 2002, by and among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Noteholder from time to time(19)
10.79	Amendment No. 1 to Loan Purchase Agreement, dated as of November 21, 2002, by and among New Century Mortgage Corporation, New Century Financial Corporation and New Century Funding I(19)
10.80	Master Loan and Security Agreement, dated December 1, 2002, by and between NC Capital Corporation and Morgan Stanley Mortgage Capital Inc.(19)
10.81	Amendment No. 4 to the Master Loan and Security Agreement, dated December 23, 2002, by and among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(19)
10.82	Amendment No. 1 to the Master Repurchase Agreement, dated December 23, 2002, by and between New Century Funding SB-1 and Salomon Brothers Realty Corp.(19)
10.83	Amendment No. 1 to the Letter Agreement, dated December 23, 2002, by and between New Century Funding SB-1 and Salomon Brothers Realty Corp.(19)

10.84	Amendment No. 1 to the Letter Agreement, dated December 23, 2002, by and among NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(19)
10.85	Amendment No. 3 to the Amended and Restated Master Repurchase Agreement, dated March 14, 2003, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation
21.1	List of Subsidiaries
23.1	Consent of KPMG LLP
99.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2000.

(7)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2000.

(8)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.

(9)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.

(10)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on July 27, 2001.

(11)
Incorporated by reference from the Company's Form Report S-2/A as filed with the Securities and Exchange Commission on October 4, 2001.

(12)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001.

(13)
Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.

(14)
Incorporated by reference from the Company's Form Report 8-K as filed with the Securities and Exchange Commission on April 8, 2002.

(15)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2002.

(16)
Incorporated by reference from the Company's Form Report 8-K as filed with the Securities and Exchange Commission on June 6, 2002.

(17)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.

(18)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.

(19)
Incorporated by reference from the Company's Form Report 8-K as filed with the Securities and Exchange Commission on January 10, 2003.

QuickLinks

PART I
  Item 1. Business
  General
  Marketing
  Financing Loan Originations and Loans Held for Sale
  Underwriting Standards
Summary of Principal Underwriting Guidelines (1)
  Loan Production by Borrower Risk Classification
  Geographic Distribution
  Loan Sales and Securitizations
  Loan Servicing and Delinquencies
  Interest Rate Risk Management Strategies
  Competition
  Regulation
  Regulatory Developments
  Environmental
  Sarbanes-Oxley Act of 2002
  Employees
  Available Information
EXECUTIVE OFFICERS OF THE REGISTRANT
RISK FACTORS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Equity Compensation Plan Information
  Recent Sales of Unregistered Stock
  Item 6. Selected Financial Data (dollars in thousands, except per share data)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  General
  Loan Originations and Purchases
  Loan Sales and Securitizations
  Critical Accounting Policies
  Results of Operations
  Off-Balance Sheet Arrangements
  Contractual Obligations
  Liquidity and Capital Resources
  Newly Issued Accounting Pronouncements
FORWARD-LOOKING STATEMENTS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  General
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
NEW CENTURY FINANCIAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2002 and 2001 (Dollars in thousands, except share amounts)
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2002, 2001 and 2000
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2002 2001 and 2000 (In thousands)
NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002 and 2001
Condensed Balance Sheets
Condensed Statements of Operations
Condensed Statements of Cash Flows
EXHIBIT INDEX