Form 10-Q
period 2003-03-31
NEW CENTURY FINANCIAL CORP
filed 2003-05-15
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________

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

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☑         NO  ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☑         NO  ☐

As of April 30, 2003, the registrant had 23,905,672 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) our beliefs regarding our critical accounting policies, (ii) the assumptions underlying our hedging strategy, (iii) our plan to mitigate interest rate risk in our residual assets, (iv) our plan to continue to fund repurchases pursuant to our stock repurchase program with available corporate liquidity, (v) our expectation that the number of shares to be purchased pursuant to our stock repurchase plan and the time of the purchases will be based upon the level of cash balances, general business conditions and other factors, including alternative investment opportunities, (vi) our plan to continue to concentrate on generating positive cash flow from operations, (vii) our plan to continue to maintain low loan acquisition costs, (viii) our plan to manage the number of loans that we must sell at a discount as a result of defects because they are rejected by loan buyers or because the borrower failed to make the first payment, (ix) our plan to reduce the size of the average loss on sale for those loans that are sold at a discount, (x) our plan to improve the gain on sale of loans sold at a premium, (xi) our plan to optimize net interest income by holding loans for a longer period of time prior to their sale or securitization, (xii) our plan to employ on-balance sheet securitizations to generate cash flows from net interest spread income, (xiii) our plan to seek a facility to finance servicing-related advance obligations, (xiv) our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, (xv) our expectation that our servicing operations will continue to grow and to contribute an increasing amount to our revenues and earnings in future periods, and (xvi) our belief that any liability with respect to our legal proceedings arising out of the ordinary course of our business will not have a material adverse effect on our business, results of operation or financial position.

We caution that these statements are qualified by important factors that could cause our actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system, (ii) the condition of the markets for whole loans and mortgage-backed securities, (iii) the stability of residential property values, (iv) our ability to continue to maintain low loan acquisition costs, (v) the potential effect of new state or federal laws and regulations, (vi) the effect of increasing competition in our sector, (vii) our ability to maintain adequate credit facilities to finance our business, (viii) the interest rate environment, (ix) our ability to adequately hedge our residual values, (x) the ability of our servicing platform to maintain high performance standards, and (xi) the initiation of a margin call under any of our warehouse or aggregation facilities. Additional information on these and other factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2002 and our other periodic filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements contained in this Form 10-Q.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$57,716	$182,924
Loans receivable held for sale, net (notes 2 and 5)	1,943,236	1,920,396
Securitized mortgage loans held for investment, net (note 3)	491,174	—
Residual interests in securitizations (note 4)	223,180	246,964
Mortgage servicing assets (note 5)	10,175	10,271
Office property and equipment	21,180	20,336
Prepaid expenses and other assets (note 6)	30,928	22,037

TOTAL ASSETS	$2,777,589	$2,402,928

LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse and aggregation lines of credit (note 7)	$1,748,538	$1,885,498
Financing on securitized mortgage loans (note 8)	475,867	—
Notes payable	14,568	16,699
Income taxes payable	35,810	24,611
Accounts payable and accrued liabilities	80,984	83,890
Deferred income taxes	5,680	5,680

Total liabilities	2,361,447	2,016,378

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; zero shares outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 23,834,134 shares at March 31, 2003 and 23,538,470 shares at December 31, 2002	238	235
Additional paid-in capital	121,894	115,345
Retained earnings, restricted	322,563	279,124

	444,695	394,704
Treasury stock, 769,500 shares at March 31, 2003 and 184,000 shares at December 31, 2002, respectively, at cost	(20,678)	(4,439)
Deferred compensation costs	(7,875)	(3,715)

Total stockholders' equity	416,142	386,550

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,777,589	$2,402,928

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Gain on sale of loans	$125,802	$78,433
Interest income (note 3)	46,148	25,977
Residual interest income (note 4)	6,565	7,840
Servicing income	2,473	41
Other income	—	7

Total revenues	180,988	112,298

Expenses:
Personnel	49,179	29,358
Interest	17,552	11,270
General and administrative	27,264	13,761
Advertising and promotion	6,187	3,087
Professional services	2,749	1,559

Total expenses	102,931	59,035

Earnings before income taxes	78,057	53,263

Income taxes	32,318	22,345

Net earnings	$45,739	$30,918
Dividends on preferred stock	—	(442)

Net earnings available to common stockholders	$45,739	$30,476

Basic earnings per share (note 9)	$2.00	$1.49

Diluted earnings per share (note 9)	$1.84	$1.21

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2003 and 2002

(In thousands)

	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net earnings	$45,739	$30,918
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,930	2,005
NIR gains	—	12,050
Initial deposits to OC accounts	—	(17,878)
Cash flows received from residual interests	31,955	13,715
Accretion of NIRs	(6,565)	(8,602)
Servicing gains	(7,777)	(4,611)
Fair value adjustment of residual securities	(1,606)	3,889
Provision for losses	4,361	20,604
Loans originated or acquired for sale	(4,201,354)	(2,657,001)
Loan sales, net	4,155,224	2,516,764
Principal payments on loans receivable held for sale and investment	19,606	4,971
Increase (decrease) in warehouse and aggregation lines of credit	(136,960)	112,254
Net change in other assets and liabilities	3,073	15,579

Net cash provided by (used in) operating activities	(90,374)	44,657

Cash flows from investing activities:
Loans originated or acquired for investment	(491,076)	—
Purchase of office property and equipment	(3,965)	(2,114)
Sale of mortgage servicing rights	7,791	—

Net cash used in investing activities	(487,250)	(2,114)

Cash flows from financing activities:
Net repayments of residual financing	—	(21,814)
Proceeds from issuance of securitization financing, net	471,421	—
Proceeds from (net repayments of) notes payable	(2,131)	(1,181)
Payment of dividends on convertible preferred stock	—	(725)
Payment of dividends on common stock	(2,300)	(1,028)
Net proceeds from issuance of stock	2,240	3,612
Purchase of treasury stock	(16,814)	(7,847)

Net cash provided by (used in) financing activities	452,416	(28,983)

Net increase (decrease) in cash and cash equivalents	(125,208)	13,560
Cash and cash equivalents, beginning of period	182,924	106,679

Cash and cash equivalents, end of period	$57,716	$120,239

Supplemental cash flow disclosure:
Interest paid	$18,229	$10,981
Income taxes paid	$21,119	$3,261
Supplemental non-cash financing activity:
Restricted stock issued	$4,887	$291
Restricted stock cancelled	$—	$210
Accrued dividends	$2,339	$1,241

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003 and 2002

1.    Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Recent Accounting Developments

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of FIN 45 include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees subject to the disclosure requirements of FIN 45, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. We adopted the disclosure provisions of FIN 45 and have included all appropriate and necessary disclosures in our financial statements and footnotes. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations, or liquidity.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements of FIN 46 apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. At present, our variable interest entities are special purpose entities, which are outside the scope of FIN 46.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations and the sale of residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

We generally structure the loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that we have established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), and the Trust in turn issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral

(“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreement requires that the OC Account be maintained at certain levels.

At the closing of each securitization structured as a sale, we remove from our consolidated balance sheet the mortgage loans held for sale and add to our consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (“Residuals”), which consist of (a) the OC Account and (b) the net interest receivable (“NIR”), and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that we will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by us.

The NIMS are generally structured as follows: First, we sell or contribute the Residuals to a SPE that we have established for the limited purpose of receiving and selling asset-backed residual interests in securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, in turn, issues interest-bearing asset-backed securities (the “Bonds and Certificates”). We sell the Residuals without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase the Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represents our consideration for the sale of the Residuals.

At closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the Residuals sold and add to our consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of a NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us.

We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. We utilize a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account which is held by the Trusts on our behalf as the Residual holder. The specified credit enhancement levels are defined in the servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid. The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of New Century. In determining the value of the Residuals, we must estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.44% to 3.94% for adjustable-rate securities and 2.16% to 4.75% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.88% at March 31, 2003. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). Our prepayment curve and default estimates have resulted in weighted average lives of between 2.42 to 3.03 years for our adjustable-rate securities and 2.63 to 3.78 years for our fixed-rate securities.

Historically, we have performed an evaluation of our Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

Our Residuals performed as projected during the first quarter of 2003 and provided $32.0 million in cash flow. As of March 31, 2003, we updated the model to the current forward LIBOR curve, resulting in a $3.8 million increase in value. We also modeled certain securitizations to fail step-up triggers, thus delaying cash flows to us, resulting in a $2.2 million decrease in value. The net effect of these changes was a net write-up in value of $1.6 million.

The Bond and Certificate holders and their securitization trusts have no recourse to New Century for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

On-Balance Sheet Securitization

We structured the current quarter securitization as a financing transaction, and accordingly hold the mortgage loans for investment on our balance sheet. The mortgage loans remain on our balance sheet and the securitization bond financing effectively finances the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the bond financing issued over the life of the loans instead of recognizing a one-time gain or loss upon completion of the securitization.

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to our employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of March 31, 2003 and 2002, there were stock options outstanding for the purchase of 3,456,661 and 2,618,061 shares, respectively, of our common stock. The fair value of the stock options granted during the quarters ended March 31, 2003 and 2002 was $10.27 and $5.98, respectively. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2003	2002
Net income, as reported	$45,739	$30,476
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	894	487

Pro forma net income	$44,845	$29,989

Net income per share:
Basic, as reported	$2.00	$1.49

Diluted, as reported	$1.84	$1.21

Pro forma, basic	$1.96	$1.47

Pro forma, diluted	$1.81	$1.19

2.    Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at March 31, 2003 and December 31, 2002 follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Mortgage loans receivable	$1,937,836	$1,918,196
Net deferred origination costs	5,400	2,200

	$1,943,236	$1,920,396

3.    Securitized Mortgage Loans Held for Investment

During the first quarter of 2003, we sold loans through a securitization structured as an on-balance sheet securitization. The components of securitized mortgage loans held for investment at March 31, 2003 are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Mortgage loan principal balances	$489,903	—
Allowance for loan losses	(3,182)	—
Net deferred origination costs	4,453	—

	$491,174	$—

(a)    Interest Income

The following table presents the components of interest income for the three months ended March 31, 2003 and December 31, 2002 (dollars in thousands):

	2003	2002
Interest on loans receivable held for sale	$39,872	25,929
Interest on loans held for investment	6,264	—
Interest on cash and cash equivalents	12	48

	$46,148	25,977

4.    Residual Interests in Securitizations

Residual interests in securitizations consist of the following components at March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31, 2003	December 31, 2002
Over-collateralization account	$174,948	$185,658
Net interest receivable (NIR)	48,232	61,306

	$223,180	$246,964

The following table summarizes activity in the NIR accounts for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	March 31, 2003	March 31, 2002
Balance, beginning of period	$61,306	$99,973
NIR premiums (discounts)	—	(12,050)
Cash received from NIRs	(21,245)	(19,001)
Accretion of NIR	6,565	8,602
Fair value adjustment	1,606	(3,889)

Balance, end of period	$48,232	$73,635

The following table summarizes activity in the OC Accounts for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	March 31, 2003	March 31, 2002
Balance, beginning of period	$185,658	$206,935
Initial deposits to OC Accounts	—	17,878
Additional deposits to OC Accounts	4,140	7,474
Release of cash from OC Accounts	(14,850)	(2,188)

Balance, end of period	$174,948	$230,099

5.	Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	March 31, 2003	March 31, 2002
Balance, beginning of period	$10,271	$—
Additions	7,777	4,611
Sales of servicing rights	(7,791)	—
Amortization	(82)	(50)

Balance, end of period	$10,175	$4,561

We record mortgage servicing assets when we sell loans on a servicing retained basis in connection with our plan to grow our servicing portfolio, and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

Additions of $7.8 million and $4.6 million during the first quarters of 2003 and 2002, respectively, represent the value of servicing rights held temporarily for loans sold in those periods, pending the sale of those servicing rights to third parties in subsequent periods. We did not sell loans on a servicing-retained basis in the first quarter of 2003 or 2002, other than the securitization structured as a financing in 2003.

In accordance with generally accepted accounting principles, we do not record mortgage servicing assets for loans sold through securitizations that are structured as financings.

6.    Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of March 31, 2003, we had goodwill of $13.7 million. No impairment existed at March 31, 2003 or March 31, 2002.

7.    Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consist of the following at March 31, 2003 and December 31, 2002 (dollars in thousands):

	March 31, 2003	December 31, 2002
A $470 million line of credit from CDC Mortgage Capital expiring in March 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	$379,197	$420,317

A $900 million loan and security agreement from Morgan Stanley Dean Witter Mortgage Capital expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	43,637	149,143

A $50 million master loan and security agreement from Salomon Brothers Realty expiring in December 2003, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR	9,773	6,718

A $650 million aggregation facility from Salomon Brothers Realty expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	319,859	81,501

A $750 million line of credit from Bank of America, N.A. expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	311,092	312,754

A $750 million line of credit from UBS Warburg Real Estate Securities expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	684,980	418,577

A $150 million line of credit from Salomon Brothers Realty expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	__	__

Loan sale agreement accounted for as a financing:

Federal Home Loan Mortgage Corporation sale of 77.5% participation certificates that expired in January 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	__	384,778

A $111.7 short-term million Loan and Security Agreement from Morgan Stanley Dean Witter Mortgage Capital that expired in February 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	__	111,710

	$1,748,538	$1,885,498

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants, which require us to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net-worth ratios and comply with regulatory and investor requirements. At March 31, 2003, we were in compliance with all material financial and other covenants in our warehouse and aggregation facilities.

8.    Financing on Securitized Mortgage Loans

On January 24, 2003, New Century Home Equity Loan Trust, Series 2003-1 (the “Trust”) issued $483.7 million of Asset-Backed Pass-Through Certificates (the “Certificates”) secured by a pool of one- to four-family residential first lien mortgage loans (the “Mortgage Loans”) in a public offering. The Mortgage Loans were sold by NC Capital Corporation to New Century Mortgage Securities, Inc., a special purpose entity (the “Depositor”), pursuant to a Mortgage Loan Purchase Agreement, dated January 23, 2003, and the Depositor sold the Mortgage Loans to the Trust pursuant to a Pooling and Servicing Agreement, dated as of January 1, 2003, among the Depositor, New Century Mortgage Corporation, as master servicer, and Deutsche Bank National Trust Company, as trustee. The Certificates issued pursuant to the Pooling and Servicing Agreement were issued by the Depositor to Salomon Smith Barney Inc. pursuant to an Underwriting Agreement, dated January 23, 2003, and the cash consideration from the sale of the Certificates was remitted to NC Capital Corporation in exchange for the Mortgage Loans. Each class of Certificates accrues interest at a pass-through rate equal to one-month LIBOR plus an applicable margin.

The Mortgage Loans are legally owned by the Trust and are not available to the creditors of the Depositor or its affiliates. As such, the Bond and Certificate holders and their securitization trust have no recourse to New Century for the failure of mortgage loan borrowers to pay when due. Our remaining interests in the assets in the Trust are subordinate to the Bonds and the Certificates until the Bond and Certificate holders are fully paid.

9.    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Basic:
Net earnings	$45,739	$30,918
Less: dividends declared on preferred stock	—	(442)
Earnings available to common stockholders	$45,739	$30,476

Weighted average common shares outstanding	22,835	20,440
Earnings per share	$2.00	$1.49

Diluted:
Net earnings	$45,739	$30,918

Weighted average number of common and common equivalent shares outstanding	22,835	20,440
Dilutive effect of convertible preferred stock, stock options and warrants	1,993	5,120

	24,828	25,560

Earnings per share	$1.84	$1.21

For the three months ended March 31, 2003, 27,500 stock options are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. For the three months ended March 31, 2002, 24,300 stock options were excluded from the calculation of diluted earnings per share because their effect is anti-dilutive.

10.    Segment Reporting

We provide, through our origination divisions, a broad range of mortgage products. Our management measures the revenue streams of each of our lending divisions separately. Further, we have a servicing division with operations distinct from our lending operations. The table below provides revenue and expense data by business segment.

	For the quarter ended March 31, 2003
	Wholesale	Retail	Servicing /Other	Total
Fundings	$4,078,647	610,824	—	4,689,471
Revenues:
Gain on sale	109,238	16,564	—	125,802
Interest income	40,132	6,016	—	46,148
Residual interest income	—	—	6,565	6,565
Servicing fee & other income	—	—	2,473	2,473

Total revenues	$149,370	22,580	9,038	180,988

Salaries and benefits	30,017	11,933	7,229	49,179
Other operating expenses	8,016	7,767		15,783
Other overhead not allocated			20,417	20,417
Interest expense	15,263	2,289		17,552

Income (loss) before taxes	$96,074	591	(18,608)	78,057

	For the quarter ended March 31, 2002
	Wholesale	Retail	Servicing /Other	Total
Fundings	$2,245,482	410,243	—	2,655,725
Revenues:
Gain on sale	65,385	13,048	—	78,433
Interest income	21,964	4,013	—	25,977
Residual interest income	—	—	7,840	7,840
Servicing fee & other income	—	—	48	48

Total revenues	$87,349	17,061	7,888	112,298

Salaries and benefits	16,062	8,464	4,832	29,358
Other operating expenses	3,869	5,390		9,259
Other overhead not allocated			9,148	9,148
Interest expense	9,529	1,741	—	11,270

Income (loss) before taxes	$57,890	1,466	(6,092)	53,263

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

We originate and purchase loans through our wholesale and retail divisions. Wholesale loans are either originated through or purchased from independent mortgage brokers by the Wholesale Division of our subsidiary, New Century Mortgage Corporation. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage Corporation’s three regional processing centers, our network of branch offices and central retail telemarketing unit and through the strategic alliances of one of our subsidiaries, The Anyloan Company, with third parties who broker their non-prime production through us. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We structure such securitizations as on-balance sheet transactions or as sales, depending on market conditions and other factors. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

As of March 31, 2003, our Wholesale Division operated through 14 regional operating centers and 19 additional sales offices. Our Wholesale Division originated or purchased $4.1 billion in loans during the three months ended March 31, 2003. As of March 31, 2003, our Retail Division operated through three regional processing centers and 66 sales offices, including our centralized telemarketing unit. The Anyloan Company operated through two centralized regional processing centers. The Retail Division and the Anyloan Company originated or purchased $610.8 million in loans during the three months ended March 31, 2003.

Loan Sales and Securitizations

One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In a traditional securitization transaction, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a NIM transaction concurrent with or shortly after a securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans. Recently, we have also begun to employ a securitizations structure that does not result in gain-on-sale at the time of the transaction, but rather yields interest income as the payments on the underlying mortgages are received. See “On Balance-Sheet Securitization” below.

The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2003	2002
Premium whole loan sales	$4,107,742	$1,622,224
Securitizations structured as sales	—	845,477

Total premium sales	4,107,742	2,467,701

Discounted whole loan sales	47,482	49,063

Total sales	4,155,224	2,516,764

Securitizations structured as on-balance sheet financings	493,605	—

Total secondary market transactions	$4,648,829	$2,516,764

On-Balance Sheet Securitization

In the first quarter of 2003, we completed a $494 million securitization structured as a financing for accounting purposes under SFAS No. 140. This “portfolio-based” accounting treatment is designed to more closely match the recognition of income with the receipt of cash payments. Also, such a securitization structure is consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional gain on sale securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans will result in higher income recognition in future periods than would a traditional gain on sale securitization.

Residual Interests

In a securitization transaction, we sell a portfolio of mortgage loans to a special purpose entity that we establish for the limited purpose of buying and reselling mortgage loans. The special purpose entity transfers the mortgage loans to a trust that in turn issues interest-bearing asset-backed securities generally in an amount equal to the aggregate principal balance of the mortgage loans. One or more investors purchase these asset-backed securities for cash. The trust uses the cash proceeds to pay us for the mortgage loans. The trust also issues a certificate representing a residual interest in the payments on the securitized loans. In addition, we provide credit enhancement for the benefit of the investors in the form of additional collateral, referred to as the over-collateralization account, or OC Account.

To date, we have elected to fund the required OC Account at the closing of most of our securitization transactions. The over-collateralization requirement ranges from 0.75% to 4.75% of the initial securitization bond debt principal balance, or 1.5% to 9.5% of the remaining principal balance after thirty to thirty-six months of principal amortization. The actual amount of the OC Account is determined by the rating agencies based upon their assessment of the loan pool characteristics. When funding all of the OC Account up front, we begin to receive cash flow from our residual securities immediately. When we do not fund the OC Account up front, we do not receive cash flow until the OC Account requirement is satisfied. It typically takes between 12 to 24 months to satisfy the OC Account requirement. Cash flows from our Residuals are subject to certain delinquency or credit loss tests, as defined by the rating agencies or the bond insurance companies. Over time, we receive distributions from the OC Account subject to the performance of the mortgage loans in each securitization.

At the closing of each securitization transaction structured as a sale, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

We review quarterly the underlying assumptions we use to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we base assumptions for CPR and loss to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, we make adjustments. We then use the London Interbank Offer Rate, or LIBOR, forward curve to project future interest rates and finalize cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At March 31, 2003, we used discount rates of 12% for residual interests and 14% for residual interests through NIM transactions.

During the first quarter of 2003, we recorded a $1.6 million increase in the carrying value of our residual interests as a result of our evaluation. This increase in value was the result of changes in interest rates and the forward LIBOR curve during the quarter, partially offset by the effect of delays in certain expected cash flows due to delinquency triggers. At the same time, we recorded an unrealized loss of $1.3 million on our hedge transactions used to mitigate interest rate risk in the portfolio of Residuals.

Discounted Loan Sales

The following table illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2003		2002
	Principal	Discount	Principal	Discount
Repurchases from whole loan investors and other discounted sales	$44,725	(63.5)%	$21,569	(34.9)%
Repurchases from securitizations	2,757	(7.3)%	27,493	(6.9)%

Total discounted sales	$47,482	(15.3)%	$49,062	(26.9)%

For the quarter ended March 31, 2003, we sold $44.7 million in loans that had been repurchased from or rejected by whole loan investors, compared to $21.6 million in loans for the same period in 2002. While the dollar volume increased, the percentage of discounted sales to whole loan sales decreased to 1.1%, compared to 1.3% in 2002, a slight improvement.

Repurchases for securitized pools decreased to $2.8 million in 2003, compared to $27.5 million in 2002. Such repurchases in 2002 were designed to manage triggers that disrupt cash flows to us as the residual holder. Where delinquency and loss rates jeopardize the release of these cash flows, we generally elect to repurchase loans from the pools. The pooling and servicing agreements require the repurchase of the most delinquent loans first, resulting in more severe discounts. While the losses we recognize as a result of these repurchases are no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allows us to preserve cash flow and residual value, as well as control the ultimate disposition of the loans.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Footnote 1 to the Condensed Consolidated Financial Statements, beginning on page 7. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

•	Residual interests in securitizations. For further information, see Footnotes 1 and 4 on pages 8-10.

•	Allowance for repurchase losses.

•	Gain on sale of loans.

•	Mortgage servicing assets.

•	Income taxes.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Three Months Ended March 31,
	2003	2002
Revenues:
Gain on sale of loans	69.5%	69.9%
Interest income	25.5	23.1
Residual income	3.6	7.0
Servicing income	1.4	0.0
Other income	0.0	0.0

Total revenues	100.0	100.0
Total expenses	56.9	52.6

Earnings before income taxes	43.1	47.4
Income taxes	17.8	19.9

Net earnings	25.3%	27.5%

Total expenses as a percent of total revenues increased by 4.3% to 56.9% for the three months ended March 31, 2003, compared to the same period during the prior year. However, had we sold the $494 million in loans through a securitization structured as a sale rather than as a financing, we would have reported an additional $21.1 million in revenues, applying our average premium for the quarter of 4.26%. Expenses as a percent of revenues would have been 50.9%, a slight decrease compared to 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Originations and Purchases

We originated and purchased $4.7 billion in loans for the three months ended March 31, 2003, compared to $2.7 billion for the three months ended March 31, 2002. Wholesale loan originations and purchases were $4.1 billion, or 87.0% of total originations and purchases for the three months ended March 31, 2003. Retail loan originations and purchases were $610.8 million, or 13.0%, of total originations and purchases for the three months ended March 31, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $2.2 billion, or 84.6%, and $410.2 million, or 15.4%, respectively, of total originations and purchases. The increase in 2003 is a result of our geographic expansion efforts, as well as an increase in our market share.

Loan Sales and Securitizations

Whole loan sales increased to $4.2 billion for the three months ended March 31, 2003, from $1.7 billion for the corresponding period in 2002, an increase of 148.6%. This increase is the result of higher production volume, as well as $845.5 million in loans sold through securitization in 2002, compared to a $494 million transaction in 2003 that was not structured as a sale.

Revenues

Total revenues for the three months ended March 31, 2003, increased by 61.2% to $181.0 million, from $112.3 million for the same quarter a year ago. This increase was primarily due to a 60.4% increase in gain on sale of loans and a 77.6% increase in interest income, partially offset by a 16.3% decrease in residual income.

Gain on Sale

Gain on sale of loans increased to $125.8 million, a 60.4% increase for the three months ended March 31, 2003, compared to the same quarter last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales, partially offset by a securitization in 2003 for which we did not record a gain in the period the securitization closed. The components of the gain on sale of loans are illustrated in the following table:

	For the Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
Gain from whole loan sale transactions	$149,167	$59,772
Gain from securitization of loans	—	45,030
Non-cash gain from servicing asset	7,777	4,611
Cash gain on sale of servicing rights	11,190	10,050
Securitization expenses	—	(2,706)
Accrued interest	—	(5,226)
Provision for losses	(1,179)	(20,604)
Fair value adjustment of residual securities	1,606	(3,889)
Non-refundable loan fees (1)	27,924	23,824
Premiums paid (2)	(34,847)	(14,919)
Origination costs	(35,400)	(21,600)
Hedging gains (losses)	(436)	4,090

Gain on sales of loans	$125,802	$78,433

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 77.6% to $46.1 million for the three months ended March 31, 2003, compared to $26.0 million for the same period in 2002. This increase was the result of higher average loan inventory during the first quarter of 2003 as well as interest earned on roughly $490 million in loans held for investment. Loan inventory was higher due to increased production volume in 2003.

Residual Interest Income

Residual interest income decreased to $6.6 million for the three months ended March 31, 2003, from $7.8 million for the corresponding period in 2002, a decrease of 16.3%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $2.5 million for the three months ended March 31, 2003, from $41,000 for the three months ended March 31, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. The total portfolio of loans serviced by New Century was $4.1 billion on March 31, 2003, comprised of $1.9 billion of loans held for sale, $512 million of loans sold servicing retained, $1.2 billion of interim servicing, and $490 million in loans held for investment.

Expenses

Operating expenses increased to $102.9 million for the three months ended March 31, 2003 from $59.0 million for the comparable period in 2002, an increase of 74.4%, due primarily to increases in personnel expenses and interest expense. Personnel expenses increased to $49.2 million for the three months ended March 31, 2003, from $29.4 million for the same period in 2002, an increase of 67.5%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 2,703 on March 31, 2003, compared to 1,769 on March 31, 2002, an increase of 52.8%. Interest expense increased to $17.6 million for the three months ended March 31, 2003, from

$11.3 million for the same period in 2002, primarily due to an increase in average outstanding balances on our warehouse and aggregation lines due to higher production volume, as well as interest expense on the bond financing on the securitized mortgage loans.

Income Taxes

Income taxes increased to $32.3 million for the three months ended March 31, 2003, from $22.3 million for the comparable period in 2002. This increase was due to a $24.8 million increase in pretax income resulting from higher production volume, partially offset by a reduction in the effective tax rate of 0.5%.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale.

We use our warehouse lines of credit with Bank of America, UBS Warburg, Salomon Smith Barney and CDC Mortgage Capital to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our two aggregation facilities with Salomon Smith Barney and Morgan Stanley Dean Witter. We then sell the loans through securitization or whole loan sale transactions, or a mixture of both, within one to three months and pay down the aggregation facilities with the proceeds or permanent financing with term securitizations.

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

Bank of America Warehouse Facility.    In May 2002, we entered into a credit facility with Bank of America that was increased to $750 million in May 2003. The facility allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of March 31, 2003, the balance outstanding under the facility was $311.1 million.

UBS Warburg Warehouse Facility.    In May 2002, we entered into repurchase agreement with UBS Warburg that was increased to $750 million in September 2002. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of March 31, 2003, the balance outstanding under the facility was $685.0 million.

CDC Warehouse and Aggregation Facility.    We have a $470 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in March 2004, and bears interest based on a margin over the one-month LIBOR. As of March 31, 2003, the balance outstanding under the facility was $379.2 million.

Salomon Warehouse Facility.    As of March 31, 2003, we have a $150 million facility with Salomon Smith Barney that bears interest based on a margin over the one-month LIBOR. The facility allows for funding of loan originations and expires in December 2003. As of March 31, 2003, the outstanding balance under the facility was zero.

Salomon Aggregation Facility.    As of March 31, 2003, we had a $650 million aggregation facility with Salomon Smith Barney that bears interest based on a margin over the one-month LIBOR. The facility expires in December 2003. As of March 31, 2003, the outstanding balance under the facility was $319.9 million.

Salomon Loan Agreement for Delinquent and Problem Loans.    We also have a $50.0 million Master Loan and Security Agreement with Salomon that is secured by delinquent or problem loans and by properties we obtained in foreclosures. The facility expires in December 2003, and bears interest based on a margin over one-month LIBOR. As of March 31, 2003, the balance outstanding under the facility was $9.8 million.

Morgan Stanley Aggregation Facility.    We also have a $900 million aggregation facility with Morgan Stanley Dean Witter Mortgage Capital. The facility expires in December 2003, and bears interest based on a margin over the one-month LIBOR. As of March 31, 2003, the balance outstanding under the facility was $43.6 million.

Other Borrowings

We have a discretionary, non-revolving $5.0 million line of credit with an affiliate of U.S. Bank that is secured by our furniture and equipment. Advances under this facility are made periodically at the discretion of the lender and bear interest at a fixed-rate established at the time of each advance for a term of three years. In addition, we enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of March 31, 2003, the balance outstanding under these borrowing arrangements was $14.6 million.

On-Balance Sheet Securitization

When we securitized loans in prior periods, we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIM transactions closed concurrent with our securitization. In January of 2003, we completed an on-balance sheet securitization, which was backed by $494 million of fixed- and adjustable-rate mortgage loans. We structured the securitization as a financing versus a sale resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. The net cash investment in this transaction was $22.2 million. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $411,000 at March 31, 2003.

Residual Cash Flows

During the quarter ended March 31, 2003, we received cash flows of $32.0 million from our Residuals. We expect that the residual cash flows will be a significant source of liquidity and working capital for us to support future operations.

Stock Repurchase

Since the inception of our stock repurchase program in 2002, we have repurchased a total of 2.2 million shares of our three-million share allocation. During the first quarter of 2003, we repurchased 585,500 shares. The average share price for all shares that we have repurchased to date is $24.95.

We expect to continue to fund these repurchases with available corporate liquidity. We anticipate that the number of shares to be purchased and the time of the purchases will be based upon the level of cash balances, general business conditions and other factors including alternative investment opportunities. We may make these purchases in the open market, through block trades or in privately negotiated transactions.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our securitization transactions that have been structured as sales, there are $2.9 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bond holders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of March 31, 2003, in connection with our strategy to mitigate interest rate risk in our residual assets, our loans held for investment and our loans held for sale, we had 10,277 Euro futures contracts outstanding with a notional amount of $10.3 billion. The net unrealized loss on these contracts totaled $3.7 million and is included in accounts payable and accrued liabilities at March 31, 2003.

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2003 (dollars in thousands):

	Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Contractual Obligations
Capital leases	$14,568	6,921	7,647	—	—
Operating leases	$41,269	10,841	17,705	11,963	760

Cash Flow

For the three months ended March 31, 2003, cash flow used in operations was $90.4 million. The usage of cash flow from operations resulted primarily from the use of our funds to close loans on the last day of the quarter. Had we utilized the maximum available borrowing capacity under our warehouse lines, we could have borrowed $154.8 million, thus offsetting our use of cash, resulting in positive cash flow from operations of $64.4 million.

For the quarter ended March 31, 2003, cash used in investing activities was $487.3 million compared to $2.1 million for the quarter ended March 31, 2002. This increase is due mainly to loans acquired for investment for the on-balance sheet securitization in January 2003.

For the quarter ended March 31, 2003, cash provided by financing activities was $452.4 million compared to $29.0 million for the quarter ended March 31, 2002. This increase is due mainly to bond financing on securitized mortgage loans in January 2003, as well as the repayment of residual financing of $21.8 million in 2002.

Our loan origination and purchase and servicing programs still require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility, (iv) servicing related advance requirements, and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities, (ii) cash premiums obtained in whole loan sales and securitizations, (iii) mortgage origination income and fees, (iv) interest income, (v) cash flows from residual interest in securitizations, and (vi) servicing fee income.

Liquidity Strategy

We intend to continue to concentrate on generating significant positive cash flow from operations. Our principal strategies are to: (i) continue to maintain low loan acquisition costs, (ii) continue to manage the number of loans that we must sell at a discount as a result of defects because they are rejected by loan buyers or because the borrower failed to make the first payment, (iii) reduce the size of the average loss on sale for those loans that are sold at a discount, (iv) improve the gain on sale of loans sold at a premium, (v) optimize net interest income by holding loans for a longer period of time prior to their sale or securitization, and (vi) employ on-balance sheet securitizations to generate cash flows from net interest spread income. Further, we may seek a facility to finance servicing-related advance obligations. However, there can be no assurance that we will be able to achieve these goals and operate on a cash flow neutral or cash flow positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Servicing

Servicing represented 1.4% of our revenues for the quarter ended March 31, 2003, compared to 0.04% for the same period in 2002. We expect our servicing operations to continue to grow and to contribute an increasing amount to our revenues and earnings in future periods. The following is a description of the basic elements of our servicing business.

Our servicing operations consist of collecting and remitting loan payments, accounting for principal and interest, responding to borrower inquiries, holding custodial funds for payment of property taxes and hazard insurance, counseling delinquent mortgagors, making loan, insurance and interest advances where required, designing workouts of delinquent loans and supervising foreclosures and property dispositions.

Administration and Servicing

Our servicing division is comprised of a number of individual departments that administer our loan servicing operations. Our new loan audit department boards all newly funded loans into our servicing platform and verifies that the information input is correct. For loans with adjustable interest rates, our special loans department conducts audits to verify that the adjustments are properly made.

Our servicing division has a customer service department that handles all inbound calls and other communications from our borrowers. This department also makes welcome calls to all new borrowers prior to their first payment due date to verify contact information and receipt of the billing statements, and to clarify the first payment due date and payment location. If a borrower cannot be reached, we use skip-tracing strategies to verify the borrower’s information and review the borrower’s entire loan file.

Collection and Enforcement

Our collections, loss mitigation and foreclosure departments handle all phases of the collection and enforcement of delinquent and defaulted loans. The inherent risk of delinquency and loss associated with subprime loans requires active communication with our borrowers from origination through liquidation. Our internal loan counselors begin contacting borrowers whose accounts become two days past due. For our borrowers who have the ability to pay their loans, we develop customized payment arrangements to cure the defaults.

When an account becomes twenty days delinquent, our loss mitigation department sends the borrower a notice of intent to foreclose allowing 30 days for the borrower to cure the default. During this time, loan counselors in the loss mitigation department actively explore payment options with the borrower with the goal of resolving the delinquency within 90 days or less.

When an account becomes more than 65 days delinquent, we send it to our foreclosure department. While our foreclosure department begins the foreclosure process, our risk management associates explore collection strategies, such as stipulated forbearance plans, deferments, reinstatements, short sales, refinancings, deeds in lieu of foreclosure, modifications and note sales.

Our foreclosure department works with outside legal counsel to foreclose in accordance with state and local laws all delinquent accounts not resolved through collection and loss mitigation activities.

Prior to a foreclosure sale, our foreclosure department conducts an analysis to determine the value of the applicable property and formulate an approximate bid price. The analysis includes a current evaluation of the property by a drive by appraisal, an estimated sales price obtained from local realtors, an approximate valuation of all debt owed with respect to the property, an estimate of any repair costs, and a summary of all fees that will be incurred in connection with the foreclosure sale.

All properties that we acquire through foreclosure sales are administered by our REO department, which handles evictions and the marketing of such properties for sale.

Loan Servicing Department Infrastructure

We service our loans using integrated technologies including, MortgageServ software, provided by FiServ Corporation, a blended predictive dialer, call management and telecom solution provided by Concerto, a SpeedPay system that allows our borrowers to make payments using certified funds, and automated interfaces with vendors that allow staffing and process efficiencies.

We have established partnerships with vendors to develop increased efficiencies and back-up resources. We have also developed an extensive business resumption and continuity plan in the event of unplanned disruptions of services. We are currently implementing a subprime behavioral scoring system through EarlyIndicator, a postal mail tracking system for billing statements and a data warehouse reporting system through InformEnt.

Our Loan Servicing Division has developed an extensive training program for its associates. Training is divided into classroom, computer and individual training, floor coaching, call monitoring, account reviews and regular department meetings. All new hires receive 40 classroom hours of training, including training relating to fair lending issues, servicing and desktop applications, collections, foreclosures, bankruptcies, the credit file and title policies. All associates receive an average of three hours of training per month.

We conduct all of our servicing activities at our new servicing facility in Irvine, California. Our servicing division has approximately 145 associates and a tenured and experienced management team.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates, would affect our net interest income, as well as the fair value of our residual interests in securitizations. We employ hedging strategies from time to time to manage the interest-rate risks inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause the value of our assets to decline, and result in losses when movements in interest rates cause the value of our assets to increase.

We measured the sensitivity of the current value of our residual interests to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained parallel interest rate movements in 50 basis point increments in the forward LIBOR curve. We estimated the fair value of our residual interests assuming there would be no changes in interest rates from those at period end. Once we established the base case, we projected cash flows for each of the defined interest rate scenarios. These projections are then compared with the base case to determine the estimated change to the fair value of our residual interests.

The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of March 31, 2003 and December 31, 2002:

	Change in fair value as of:
	March 31, 2003	December 31, 2002
Increase of 100 basis points	(6.84%)	(6.87%)
Increase of 50 basis points	(3.81%)	(3.90%)
Decrease of 50 basis points	4.27%	4.21%
Decrease of 100 basis points	8.90%	8.69%

(1)	Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

Item 4.    Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer, and our President and Chief Operating Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer, our Chief Financial Officer, and our President and Chief Operating Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our 2002 Annual Report on Form 10-K. Below we have provided updates on those matters for which there were material developments during the first quarter of 2003.

Grimes.    As previously disclosed, in June 2001, we were served with a class action complaint filed by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation. The action was filed in the U.S. District Court for the Northern District of California, and seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public. The complaint alleges a violation of the Federal Truth in Lending Act, or TILA, and Business & Professions Code § 17200. Specifically, the complaint alleges that we gave the borrowers the required three-day notice of their right to rescind before the loan transaction had technically been consummated. We filed our answer in July 2001. We filed a Motion for Summary Judgment that was granted on January 25, 2002; the judge held that we had not violated TILA and dismissed the 17200 claim without prejudice. Plaintiffs filed their notice of appeal in February 2002. Oral argument was heard in April 2003 and supplemental briefs were filed thereafter. We await a ruling from court.

Overman.    As previously disclosed, in September, 2002, Robert E. Overman & Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial Corporation, New Century Mortgage Corporation, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. Defendant Loan Management Services, Inc.’s Motion to Transfer Venue was denied. We challenged the plaintiffs’ complaint and filed a demurrer that is scheduled to be heard on May 20, 2003.

Bernstein.    As previously disclosed, Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff’s motion to remand the case to state court was granted, we then filed a motion to consolidate our case with other similar pending cases. Our case was administratively transferred, along with approximately 30 others, to one judge who requested the defendants to file joint motions to dismiss. Three of the motions were denied and one was granted. Plaintiffs have now filed an amended complaint.

Encore Credit Corporation.    As previously disclosed, New Century Mortgage Corporation initiated a lawsuit against Encore Credit Corporation, an entity formed by some of our former employees, in March 2002 in the Superior Court of Orange County, California. The complaint alleges intentional inducement of breach of contract, intentional interference with prospective economic advantage, trade secret misappropriation, unfair competition, conversion, breach of fiduciary duties and seeks specific performance of contractual allegations. Defendants filed their Third Amended Cross-Complaint in October 2002, alleging intentional interference with prospective economic advantage, unfair competition, unfair business practice, trade libel, defamation and breach of contract. New Century Financial Corporation joined New Century Mortgage in filing a Cross-Cross-Complaint in late December 2002 seeking breach of written agreements, fraud and unjust enrichment against Steven Holder, and allegations of cyberfraud, trespass to chattels and unfair competition against both Mr. Holder and Encore. Mr. Holder filed a Cross-Cross-Cross Complaint seeking rescission of written contract, declaratory relief, and alleging a violation of California Business and Professions Code Section 17200, breach of written contract and breach of the implied covenant of good faith and fair dealing. Discovery is continuing. Cross Motions for Summary Judgment were heard in May 2003 and were denied as to most causes of action. Trial is scheduled for September 2003.

We are also a party to various legal proceedings arising out of the ordinary course of our business. We believe that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.    Change in Securities and Use of Proceeds

On January 21, 2003, we issued 41,980 shares of restricted common stock to each of Messrs. Robert K. Cole, Brad A. Morrice, Edward F. Gotschall and Patrick J. Flanagan. The shares represent a portion of their bonus earned for the year ended December 31, 2002. Our 2002 bonus program for Messrs., Cole, Morrice, Gotschall and Flanagan, adopted under our 1999 Incentive Compensation Plan, required that any bonus earned in excess of 150% of their base salary be paid in restricted stock of New Century Financial Corporation. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such act and Regulation D promulgated thereunder.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Exhibit Index”.

(b)	Reports on Form 8-K

On January 10, 2003, we filed a report on Form 8-K reporting the following: (1) an increase in our warehouse and aggregation facility with UBS Warburg Real Estate Securities Inc. from $400 million to $750 million; (2) our entry into a new aggregation facility with Morgan Stanley Mortgage Capital Inc.; (3) an increase in the maximum credit available under our Master Loan and

Security Agreement for delinquent and problem loans with Salomon Brothers Realty Corp. from $25 million to $50 million; (4) amendments to the documents related to our aggregation facility and our warehouse facility with Salomon Brothers Realty Corp.; (5) our entry into a new employment agreement with Patrick H. Rank, President of Retail Operations of New Century Mortgage Corporation and the President and Chief Executive Officer of The Anyloan Company, one of our subsidiaries; (6) an increase in the size of our Board of Directors and the addition of two new members to our Board of Directors; and (7) an increase in our quarterly cash dividend from $0.05 to $0.10 per share.

On April 17, 2003, we furnished a report on Form 8-K regarding the announcement of our financial results for the quarter ended March 31, 2003.

On April 22, 2003, we furnished a report on Form 8-K reporting a correction to our earnings release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: May 14, 2003	By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: May 14, 2003	By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, Robert K. Cole, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date:  May 14, 2003

/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Vice Chairman and Chief Financial Officer

I, Brad A. Morrice, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of New Century Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ BRAD A. MORRICE
Brad A. Morrice Vice Chairman, President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*3.1	First Amended and Restated Certificate of Incorporation of the Company

**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock

***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock

*3.4	First Amended and Restated Bylaws of the Company

****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock

*4.1	Specimen Stock Certificate

10.1	Amendment No. 1 to Master Loan and Security Agreement, dated as of March 27, 2003, by and between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital, Inc.

10.2	Amendment No. 2 to the Letter Agreement, dated as of April 30, 2003, by and among, NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.

10.3	Amendment No. 1 to Master Repurchase Agreement, dated as of May 13, 2002, among New Century Funding A and Bank of America, N.A.

99.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.

**	Incorporated by reference from our Form 8-K as filed with the SEC on December 8, 1998.

***	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.