Form 10-Q
period 2003-06-30
NEW CENTURY FINANCIAL CORP
filed 2003-08-13
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

YES ☑    NO ☐

As of July 25, 2003, the registrant had 34,758,332 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) our expectation that our adoption of FAS 149 and FAS 150 will not have a material impact in our financial statements, (ii) the assumptions underlying our projections of our residual asset value and cash flow, (iii) our projections of our residual asset value and cash flow, (iv) our plan to mitigate interest rate risk in our residual assets, (v) our beliefs regarding our critical accounting policies, (vi) our expectation that the residual cash flows will be a significant source of liquidity and working capital to support future operations, (vii) our plan to continue to fund repurchases pursuant to our stock repurchase program with available corporate liquidity, (viii) our expectation that the number of shares to be purchased pursuant to our stock repurchase plan and the time of the purchases will be based upon the stock price, level of cash balances, general business conditions and other factors, including alternative investment opportunities, (ix) our plan to continue to concentrate on generating positive cash flow from operations, (x) our plan to improve the gain on sale of loans sold at a premium, (xi) our plan to employ on-balance sheet securitizations to generate cash flows from net interest spread income, (xii) our plan to seek a facility to finance servicing-related advance obligations, (xiii) our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, (xiv) our expectation to use the remaining net proceeds from our convertible debt offering to pursue on-balance sheet securitization strategies and other strategic opportunities, to continue our stock repurchase program and for other general purposes, (xv) our expectation that our servicing operations will continue to grow and to contribute an increasing amount to our revenues and earnings in future periods, (xvi) the assumptions underlying our hedging strategy and (xvii) our beliefs with respect to our legal proceedings.

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

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$191,817	$182,924
Loans receivable held for sale, net (notes 2 and 7)	2,138,347	1,920,396
Securitized mortgage loans held for investment, net (note 3)	1,187,617	—
Residual interests in securitizations (note 4)	211,469	246,964
Mortgage servicing assets (note 5)	2,279	10,271
Office property and equipment	24,090	20,336
Prepaid expenses and other assets (note 6)	40,242	22,037

TOTAL ASSETS	$3,795,861	$2,402,928

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Warehouse and aggregation lines of credit (note 7)	$2,049,572	$1,885,498
Financing on securitized mortgage loans (note 8)	1,161,299	—
Notes payable	12,516	16,699
Income taxes payable	2,735	24,611
Accounts payable and accrued liabilities	99,902	83,890
Deferred income taxes	—	5,680

Total liabilities	3,326,024	2,016,378
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; zero shares outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value. Authorized 45,000,000 shares; issued and outstanding 34,717,740 shares at June 30, 2003 and 35,307,705 shares at December 31, 2002	347	353
Additional paid-in capital	125,298	115,227
Retained earnings, restricted	379,918	279,124

	505,563	394,704
Treasury stock, 1,440,450 shares at June 30, 2003 and 276,000 shares at December 31, 2002, respectively, at cost	(28,672)	(4,439)
Deferred compensation costs	(7,054)	(3,715)

Total stockholders’ equity	469,837	386,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,795,861	$2,402,928

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Gain on sale of loans	$146,282	$103,587	$272,084	$182,020
Interest income (note 3)	59,715	28,941	105,863	54,918
Residual interest income (note 4)	6,119	8,328	12,684	16,168
Servicing income	3,348	21	5,821	62
Other income	—	—	—	7

Total revenues	215,464	140,877	396,452	253,175

Expenses:
Personnel	50,449	30,830	99,628	60,188
Interest (note 8)	19,748	12,207	37,300	23,477
General and administrative	30,524	17,535	57,788	31,296
Advertising and promotion	6,388	4,744	12,575	7,831
Professional services	4,221	2,821	6,970	4,380

Total expenses	111,330	68,137	214,261	127,172

Earnings before income taxes	104,134	72,740	182,191	126,003

Income taxes	43,319	29,823	75,637	52,168

Net earnings	60,815	42,917	106,554	73,835
Dividends on preferred stock	—	—	—	(442)

Net earnings available to common stockholders	$60,815	$42,917	$106,554	$73,393

Basic earnings per share (note 9)	$1.78	$1.21	$3.11	$2.22

Diluted earnings per share (note 9)	$1.61	$1.10	$2.83	$1.89

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(In thousands)

	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net earnings	$106,554	$73,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,492	4,340
NIR gains	—	12,050
Initial deposits to OC accounts	—	(17,879)
Cash flows received from residual interests	49,785	47,805
Accretion of NIRs	(12,684)	(16,941)
Servicing gains	(7,777)	(4,611)
Fair value adjustment of residual securities	(1,606)	713
Provision for losses	7,686	30,303
Loans originated or acquired for sale	(9,286,453)	(5,902,905)
Loan sales, net	9,036,341	5,764,694
Principal payments on loans receivable held for sale	40,591	9,927
Increase in warehouse and aggregation lines of credit	164,074	68,133
Net change in other assets and liabilities	(40,416)	(3,209)

Net cash provided by operating activities	64,587	66,255

Cash flows from investing activities:
Loans originated or acquired for investment	(1,219,084)	—
Principal payments on loans held for investment	23,781	—
Purchase of office property and equipment	(10,006)	(5,660)
Purchase price for acquisition of subsidiaries	—	(8,400)
Sale of mortgage servicing rights	15,568	4,561

Net cash used in investing activities	(1,189,741)	(9,499)

Cash flows from financing activities:
Net repayments of residual financing	—	(55,941)
Proceeds from issuance of securitization financing, net	1,169,401	—
Repayment of securitization financing	(8,102)	—
Proceeds from (net repayments of) notes payable	(4,183)	775
Repayment of subordinated debt	—	(40,000)
Payment of dividends on convertible preferred stock	—	(725)
Payment of dividends on common stock	(4,643)	(2,071)
Net proceeds from issuance of stock	5,807	4,090
Purchase of treasury stock	(24,233)	(7,847)

Net cash provided by (used in) financing activities	1,134,047	(101,719)

Net increase (decrease) in cash and cash equivalents	8,893	(44,963)
Cash and cash equivalents, beginning of period	182,924	106,679

Cash and cash equivalents, end of period	$191,817	$61,716

Supplemental cash flow disclosure:
Interest paid	$37,251	$23,719
Income taxes paid	$103,193	$52,600
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	$—	$2,000
Restricted stock issued	$4,928	$2,833
Restricted stock cancelled	$—	$210
Accrued dividends	$3,458	$1,235

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003 and 2002

1.    Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Recent Accounting Developments

In November 2002, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements of FIN 46 apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. At present, our off-balance sheet variable interest entities are qualified special purpose entities, which are outside the scope of FIN 46.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). The purpose of FAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. These amendments clarify the definition of a derivative, expand the nature of exemptions from SFAS No. 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of SFAS No. 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. FAS 149 is effective for derivative instruments that contain financing elements. FAS 149 is effective for derivative transactions and hedging relationships enter into or modified after June 30, 2003. Management does not expect the adoption of FAS 149 to have a material impact on our financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issue.

Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of FAS 150 on July 1, 2003. We do not expect the adoption of FAS 150 to have a material impact on our financial statements.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings. We refer to securitizations structured as sales as “off-balance sheet securitizations” throughout this report. Before 2003, we structured all of our securitization transactions as off-balance sheet securitizations. More recently, we have elected to structure our securitizations as financings. We refer to securitizations structured as financings as “on-balance sheet securitizations” throughout this report. These are discussed later in this report. We may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

We generally structure loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that we have established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), and the Trust in turn issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements require that the OC Account be maintained at certain levels.

At the closing of each off-balance sheet securitization, we remove from our consolidated balance sheet the mortgage loans held for sale and add to our consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (“Residuals”), which consist of (a) the OC Account and (b) the net interest receivable (“NIR”), and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that we will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by us.

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

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related

OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account which is held by the Trusts on our behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid. The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of New Century. In determining the value of the Residuals, we must estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.53% to 4.16% for adjustable-rate securities and 2.27% to 5.27% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.97% at June 30, 2003. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). Our prepayment curve and default estimates have resulted in weighted average lives of between 2.41 to 2.97 years for our adjustable-rate securities and 2.58 to 3.63 years for our fixed-rate securities.

Our Residuals performed as projected during the second quarter of 2003 and provided $17.8 million in cash flow. We perform an evaluation of our Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. This evaluation resulted in no fair value adjustments to our Residuals for the three months ended June 30, 2003.

The Bond and Certificate holders and their securitization trusts have no recourse to New Century for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

As of June 30, 2003, in connection with our strategy to mitigate interest rate risk in our residual assets, our loans held for investment and our loans held for sale, we had 10,130 Euro futures contracts outstanding with a notional amount of $10.1 billion. The net unrealized loss on these contracts totaled $8.9 million and is included in accounts payable and accrued liabilities at June 30, 2003.

On-Balance Sheet Securitizations

In the first half of 2003, we completed two on-balance sheet securitizations, and, accordingly, hold the mortgage loans for investment on our balance sheet. The mortgage loans remain on our balance sheet and we add to our balance sheet as a liability the principal balance of the bonds issued by the Trust. We record interest income on the mortgage loans and interest expense on the bond financing issued over the life of the loans instead of recognizing a one-time gain upon closing of the on-balance sheet securitizations. We also add to our balance sheet the cost to originate the loans, as well as the transaction costs incurred in the on-balance sheet securitization transaction. These costs are amortized over the life of the related loans.

We establish an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment.

Cash and Cash Equivalents

Cash and cash equivalents include $13.3 million in cash held in a restricted margin account associated with our interest rate risk management activities as well as $9.4 million in cash held in restricted custodial accounts associated with our on-balance sheet securitizations as of June 30, 2003.

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to our employee stock options is recorded over the vesting period only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of June 30, 2003 and 2002, there were stock options outstanding for the purchase of 5,230,229 and 4,856,492 shares, respectively, of our common stock. The fair value of the stock options granted during the quarters ended June 30, 2003 and 2002 was $11.04 and $6.80, respectively. The fair value of the stock options granted during the six months ended June 30, 2003 and 2002 was $8.93 and $4.91, respectively. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$60,815	$42,917	$106,554	$73,835
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(967)	(612)	(1,861)	(1,099)

Pro forma net income	$59,848	$42,305	$104,693	$72,736

Net income per share:
Basic, as reported	$1.78	$1.21	$3.11	$2.22

Diluted, as reported	$1.61	$1.10	$2.83	$1.89

Pro forma, basic	$1.75	$1.20	$3.06	$2.20

Pro forma, diluted	$1.58	$1.08	$2.78	$1.86

Stock Split

On May 21, 2003, our Board of Directors approved a three-for-two stock split of our common stock in the form of a stock dividend payable on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. On July 11, 2003, each eligible stockholder received one share of our common stock for every two whole shares of our common stock owned by the applicable stockholder as of the record date and a cash payment in lieu of any fractional shares of our common stock owned by the applicable stockholder on such date. Unless specifically indicated otherwise, all share and per share data in this report reflects the stock split.

2.    Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at June 30, 2003 and December 31, 2002 follows (dollars in thousands):

	June 30, 2003	December 31, 2002
Mortgage loans receivable	$2,114,084	$1,901,662
Net deferred origination costs	24,263	18,734

	$2,138,347	$1,920,396

3.    Securitized Mortgage Loans Held for Investment

During the first and second quarters of 2003, we sold loans through on-balance sheet securitizations. The components of securitized mortgage loans held for investment at June 30, 2003 and December 31, 2002 were as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
Mortgage loan principal balances	$1,182,234	—
Allowance for loan losses	(7,686)	—
Net deferred origination costs	13,069	—

	$1,187,617	$—

(a)    Interest Income

The following table presents the components of interest income for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest on loans receivable held for sale	$50,276	$28,926	$90,148	$54,858
Interest on loans held for investment	9,392	—	15,656	—
Other interest income	47	15	59	60

	$59,715	$28,941	$105,863	$54,918

4.    Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003	December 31, 2002
Over-collateralization account	$171,463	$185,658
Net interest receivable (NIR)	40,006	61,306

	$211,469	$246,964

The following table summarizes activity in the OC Accounts for the six months ended June 30, 2003 and 2002 (dollars in thousands):

	June 30, 2003	June 30, 2002
Balance, beginning of period	$185,658	$206,935
Initial deposits to OC Accounts	—	17,879
Additional deposits to OC Accounts	5,210	7,639
Release of cash from OC Accounts	(19,405)	(23,498)

Balance, end of period	$171,463	$208,955

The following table summarizes activity in the NIR accounts for the six months ended June 30, 2003 and 2002 (dollars in thousands):

	June 30, 2003	June 30, 2002
Balance, beginning of period	$61,306	$99,973
NIR premiums (discounts)	—	(12,050)
Cash received from NIRs	(35,590)	(31,948)
Accretion of NIRs	12,684	16,941
Fair value adjustment	1,606	(713)

Balance, end of period	$40,006	$72,203

5.    Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 2003 and 2002 (dollars in thousands):

	June 30, 2003	June 30, 2002
Balance, beginning of period	$10,271	$—
Additions	7,777	4,611
Sales of servicing rights	(15,568)	(4,561)
Amortization	(201)	(50)

Balance, end of period	$2,279	$—

We record mortgage servicing assets when we sell loans on a servicing retained basis and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

Additions of $7.8 million and $4.6 million during the six months ended June 30, 2003 and 2002, respectively, represent the value of servicing rights held temporarily for loans sold in those periods, pending the sale of those servicing rights to third parties in subsequent periods. We did not sell loans on a permanent servicing-retained basis in the six months ended June 30, 2003 or 2002.

However, we did retain the right to service the loans totaling $1.2 billion underlying our on-balance sheet securitizations. In accordance with generally accepted accounting principles, we do not record mortgage servicing assets for loans transacted through on-balance sheet securitizations.

6.    Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of June 30, 2003, we had goodwill of $12.7 million. No impairment existed at June 30, 2003.

7.    Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consisted of the following at June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003	December 31, 2002
A $570 million master repurchase agreement among New Century Mortgage Corporation, a wholly-owned subsidiary of New Century Financial Corporation, NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage Corporation, and CDC Mortgage Capital expiring in June 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	$330,283	$420,317

A $1.3 billion master loan and security agreement among New Century Mortgage Corporation, NC Capital Corporation and Morgan Stanley Mortgage Capital Inc. expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	423,737	149,143

A $50 million master loan and security agreement among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp. expiring in December 2003, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR	14,714	6,718

A $650 million repurchase aggregation facility between NC Capital Corporation and Salomon Brothers Realty Corp. expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	131,916	81,501

A $750 million master repurchase agreement between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of NCMC, and Bank of America, N.A. expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	268,633	312,754

A $1.0 billion committed note purchase and security agreement between New Century Funding I, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage Corporation, and UBS Warburg Real Estate Securities Inc., $250 million of which is uncommitted, expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	880,289	418,577

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage Corporation, and Salomon Brothers Realty Corp. expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	—	—

A $100 million master loan and security agreement between New Century Mortgage Corporation and Greenwich Capital Financial Products, Inc. expiring in June 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	—	—

Loan sale agreements accounted for as financings:

Federal Home Loan Mortgage Corporation sale of 77.5% participation certificates that expired in January 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	—	384,778

A $111.7 short-term million Loan and Security Agreement from Morgan Stanley Dean Witter Mortgage Capital that expired in February 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	—	111,710

	$2,049,572	$1,885,498

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants, which require us to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net worth ratios and comply with regulatory and investor requirements. At June 30, 2003, we were in compliance with all material financial and other covenants in our warehouse and aggregation facilities.

8.    Financing on Securitized Mortgage Loans

When we structure securitizations as on-balance sheet securitizations, the related bonds are added to our balance sheet. As of June 30, 2003 and December 31, 2002, the financing on securitized mortgage loans consisted of the following (dollars in thousands):

	June 30, 2003	December 31, 2002
2003-NC1 bonds	$461,524	—
2003-NC3 bonds	702,792	—
BBB-bond financing	4,748	—
Deferred bond issue costs	(7,765)	—

Total financing on securitized mortgage loans	$1,161,299	$—

The mortgage loans underlying the bonds are legally owned by the Trust and are not available to our creditors. As such, the Bond and Certificate holders and their securitization trust have no recourse to New Century for the failure of mortgage loan borrowers to pay when due. Our remaining interests in the assets in these Trusts, however, are subordinate to the Bonds and the Certificates until the Bond and Certificate holders are fully paid.

The following table presents the components of interest expense for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest on warehouse/aggregation lines	$16,820	$10,941	$32,347	$20,146
Interest on loans held for investment	2,674	—	4,403	—
Other interest expense	254	1,266	550	3,331

	$19,748	$12,207	$37,300	$23,477

9.    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic:
Net earnings	$60,815	$42,917	$106,554	$73,835
Less: dividends declared on preferred stock	—	—	—	442

Earnings available to common stockholders	$60,815	$42,917	$106,554	$73,393

Weighted average common shares outstanding	34,191	35,381	34,237	33,033

Earnings per share	$1.78	$1.21	$3.11	$2.22

Diluted:
Net earnings	$60,815	$42,917	$106,554	$73,835

Weighted average number of common and common equivalent shares outstanding	34,191	35,381	34,237	33,033

Dilutive effect of convertible preferred stock, stock options and warrants	3,636	3,801	3,414	5,981

	37,827	39,182	37,651	39,014

Earnings per share	$1.61	$1.10	$2.83	$1.89

For the three months ended June 30, 2003, no stock options were excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2002, 212,625 stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2003, 262,000 stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2002, 272,625 stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

As stated earlier in the report, on May 21, 2003, our Board of Directors approved a three-for-two stock split of our common stock in the form of a stock dividend payable on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. Unless specifically indicated otherwise, all share and per share data in this report reflects the stock split.

10.    Segment Reporting

We provide, through our origination divisions, a broad range of mortgage products. Our management measures the revenue streams of each of our lending divisions separately. Further, we have a servicing division with operations distinct from our lending operations. The table below provides revenues and income before taxes by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loan originations and purchases
Wholesale	$5,131,650	$2,776,916	$9,210,297	$5,022,398
Retail	671,348	467,892	1,282,171	878,135

	$5,802,998	$3,244,808	$10,492,468	$5,900,533

Segment revenues
Wholesale	$182,592	$112,914	$332,130	$200,262

Retail	23,405	19,614	45,817	36,674

Servicing and other income	9,467	8,349	18,505	16,239

Total revenues	$215,464	$140,877	$396,452	$253,175

Segment income before taxes
Wholesale	$87,272	$61,454	$153,766	$104,974

Retail	14,378	3,897	22,002	6,357

Servicing and other income	2,484	7,389	6,423	14,672

Income before taxes	$104,134	$72,740	$182,191	$126,003

11.    Subsequent Events

Convertible Senior Notes Private Offering

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes bear interest at a rate of 3.50% per year and will be convertible into our common stock at a conversion price of $34.80 per share ($52.20 per share before giving effect to our stock split) upon the occurrence of certain events. The conversion price represents a 28% premium over the closing share price.

On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes. We used a portion of the proceeds to simultaneously purchase an option on our common stock and sell a warrant to acquire our common stock to potentially increase the effective conversion premium to New Century to 75%. We may exercise the option that we purchased at any time to acquire 6,034,675 shares of our common stock (4,023,117 shares before giving effect to our stock split) at a strike price of $34.80 per share ($52.20 per share before giving effect to our stock split). An affiliate of one of the initial purchasers of the notes purchased the warrant and may exercise it on July 3, 2008 to purchase up to 6,034,668 shares of our common stock (4,023,112 shares before giving effect to our stock split) at a price of $47.59 per share ($71.37 per share before giving effect to our stock split), subject to certain anti-dilution and other customary adjustments. If, on July 3, 2008, we were to have an insufficient number of authorized shares of our common stock to deliver to the warrant holder, we would be obligated to issue shares of our Series 2003A Convertible Preferred Stock in lieu of shares of our common stock. Holders of our Series 2003A Convertible Preferred Stock would be entitled to voting and dividend rights and other rights, preferences and privileges as provided in our Certificate of Designation that we filed with the Secretary of State of the State of Delaware on July 2, 2003.

The notes were only offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The notes and common stock issuable under the notes have not been registered under the Securities Act or the securities laws of any other jurisdiction. Unless they are registered, the notes may be offered and sold only in transactions that are exempt from registration under the Securities Act. We are obligated to file a registration statement to permit the public resale of the notes and the common stock issuable under the notes.

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

We originate and purchase loans through our wholesale and retail divisions. Wholesale loans are either originated through or purchased from independent mortgage brokers by the Wholesale Division of our subsidiary, New Century Mortgage Corporation. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage Corporation’s three regional processing centers, our network of branch offices and central retail telemarketing unit and through the strategic alliances of one of our subsidiaries, The Anyloan Company, with third parties who broker their non-prime production through us. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We structure such securitizations as on-balance sheet securitizations or off-balance sheet securitizations, depending on market conditions and other factors. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

As of June 30, 2003, our Wholesale Division operated through 14 regional operating centers. Our Wholesale Division originated or purchased $9.2 billion in loans during the six months ended June 30, 2003. As of June 30, 2003, our Retail Division operated through three regional processing centers and 68 sales offices, including our centralized telemarketing unit. The Anyloan Company operated through two centralized regional processing centers. The Retail Division and the Anyloan Company originated or purchased $1.3 billion in loans during the six months ended June 30, 2003.

Loan Sales and Securitizations

Historically, one of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and off-balance sheet securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In an off-balance sheet securitization transaction, which is structured as a sale, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a NIM transaction concurrent with or shortly after an off-balance sheet securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans. Recently, we have also begun to employ a securitization structure that does not result in gain on sale at the time of the transaction, but rather yields interest income as the payments on the underlying mortgages are received. See “On-Balance Sheet Securitizations” below.

The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Premium whole loan sales	$4,820,523	$3,186,640	$8,928,265	$4,808,865
Off-balance sheet securitizations	—	—	—	845,477

Total premium sales	4,820,523	3,186,640	$8,928,265	5,654,342
Discounted whole loan sales	60,594	61,289	108,076	110,352
Total sales	4,881,117	3,247,929	9,036,341	5,764,694

On-balance sheet securitizations	712,410	—	1,206,015	—

Total secondary market transactions	$5,593,527	$3,247,929	$10,242,356	$5,764,694

On-Balance Sheet Securitizations

During the first half of 2003, we completed two securitizations totaling $1.2 billion, both of which were structured as financings for accounting purposes under FAS No. 140. This “portfolio-based” accounting treatment is designed to more closely match the recognition of income with the receipt of cash payments. Also, this on-balance sheet securitization structure is consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans will result in higher income recognition in future periods than would an off-balance sheet securitization.

Off-Balance Sheet Securitizations

During the six months ended June 30, 2003, we did not complete any off-balance sheet securitization transactions. During the six months ended June 30, 2002, we closed one $845.5 million off-balance sheet securitization.

At the closing of an off-balance sheet securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we base assumptions for CPR and loss to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, we make adjustments. We then use the London Interbank Offer Rate, or LIBOR, forward curve to project future interest rates and finalize cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At June 30, 2003, we used discount rates of 12% for residual interests and 14% for residual interests through NIM transactions.

During the first quarter of 2003, we recorded a $1.6 million increase in the carrying value of our residual interests as a result of our evaluation. This increase in value was the result of changes in interest rates and the forward LIBOR curve during the quarter, partially offset by the effect of delays in certain expected cash flows due to delinquency triggers. At the same time, we recorded an unrealized loss of $1.3 million on our hedge transactions used to mitigate interest rate risk in the portfolio of Residuals. During the second quarter of 2003, while the declining interest rate environment resulted in a hedge loss of $2.4 million, there was no adjustment to the fair value of our Residuals as loss and prepayment assumptions increased slightly.

Discounted Loan Sales

The following table illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2003		2002
	Principal	Discount	Principal	Discount
Repurchases from whole loan investors and other discounted sales	$60,594	12.46%	$20,600	18.99%
Repurchases from securitizations	—	—	40,689	37.10

Total discounted sales	$60,594	12.46%	$61,289	31.01%

For the quarter ended June 30, 2003, we sold $60.6 million in loans that had been repurchased from or rejected by whole loan investors, compared to $20.6 million in loans for the same period in 2002. The percentage of discounted sales to whole loan sales increased from 0.6% in the quarter ended June 30, 2002 to 1.1% in the quarter ended June 30, 2003, as a result of (i) the timing of such sales which positively impacted the 2002 period and (ii) a significant portion of the 2003 discounted sales were loans with documentation or other fairly minor defects, as evidenced by a lower percentage discount.

There were no repurchases from securitized pools during the second quarter of 2003, compared to $40.7 million in 2002. Such repurchases in 2002 were designed to manage triggers that disrupt cash flows to us as the residual holder. Where delinquency and loss rates jeopardize the release of these cash flows, we generally elect to repurchase loans from the pools. The pooling and servicing agreements require the repurchase of the most delinquent loans first, resulting in more severe discounts. While the losses we recognized as a result of these repurchases were no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allowed us to preserve cash flow and residual value, as well as control the ultimate disposition of the loans.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities or our results of operations, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

Allowance for losses on securitized loans held for investment

In order to estimate an appropriate allowance for losses to be incurred on loans held for investment, we use a loss reserving methodology commonly referred to as “static pooling,” which stratifies the loans held for investment portfolio into separately identified pools. Using analytical and formula-driven techniques, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the loans receivable held for investment portfolio. Provision for losses is charged to our consolidated statement of operations. Charge-offs of loans receivable held for sale are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, our level of provisioning and/or allowance may change as well.

Residual interests in securitizations

Residual interests in securitizations are recorded as a result of off-balance sheet securitizations and the sale of residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

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

Accordingly, the residual interests (“Residuals”) described above are a significant asset of New Century. In determining the value of the Residuals, we must estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.53% to 4.16% for adjustable-rate securities and 2.27% to 5.27% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.97% at June 30, 2003. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). Our prepayment curve and default estimates have resulted in weighted average lives of between 2.41 to 2.97 years for our adjustable-rate securities and 2.58 to 3.63 years for our fixed-rate securities.

We perform an evaluation of our Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

Allowance for repurchase losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. The allowance represents our estimate of the total losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sale of loans and credited to the allowance and are determined to be adequate by management based upon our evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.

Gain on sale of loans

Gains or losses resulting from sales or securitizations of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. Non-refundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold.

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

Mortgage servicing assets

During 2001 and 2002 we did not have a servicing operation. We contracted with a third party to service our loans. In October 2002, we re-established servicing operations and began selling loans on a servicing-retained basis. We now recognize a servicing asset when we sell loans on a servicing-retained basis, based on the excess of the fees received for the servicing and collection of the mortgage loans over the subservicer fees and the costs incurred by New Century in performing the servicing functions. This servicing asset is amortized in proportion to, and over the period of, estimated net servicing income.

For the purposes of measuring impairment, we stratify the mortgage loans we service using the type of loan as the primary risk factor. Impairment is measured utilizing the current estimated fair value of the mortgage servicing asset.

Income taxes

New Century and its subsidiaries file a consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Gain on sale of loans	67.9%	73.5%	68.6%	71.9%
Interest income	27.7%	20.6%	26.7%	21.7%
Residual interest income	2.8%	5.9%	3.2%	6.4%
Servicing income	1.6%	0.0%	1.5%	0.0%
Other income	0.0%	0.0%	0.0%	0.0%

Total revenues	100.0%	100.0%	100.0%	100.0%
Total expenses	51.7%	48.4%	54.0%	50.2%

Earnings before income taxes	48.3%	51.6%	46.0%	49.8%
Income taxes	20.1%	21.2%	19.1%	20.6%

Net earnings	28.2%	30.4%	26.9%	29.2%

While total expenses as a percent of total revenues increased by 7.6% to 54.0% for the six months ended June 30, 2003, compared to the same period during the prior year, had we sold the $1.2 billion in loans through off-balance sheet securitizations rather than on-balance sheet securitizations, we would have reported an additional $54.0 million in revenues, applying our average premium for the six months of 4.48%. Expenses as a percent of revenues would have been 47.6%, a slight decrease compared to 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Originations and Purchases

We originated and purchased $10.5 billion in loans for the six months ended June 30, 2003, compared to $5.9 billion for the six months ended June 30, 2002. Wholesale loan originations and purchases were $9.2 billion, or 87.8% of total originations and purchases for the six months ended June 30, 2003. Retail loan originations and purchases were $1.3 billion, or 12.2%, of total originations and purchases for the six months ended June 30, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $5.0 billion, or 85.1%, and $878.1 million, or 14.9%, respectively, of total originations and purchases. The increase in 2003 is a result of our geographic expansion efforts, as well as an increase in our market share.

Loan Sales and Securitizations

Whole loan sales increased to $9.0 billion for the six months ended June 30, 2003, from $4.9 billion for the corresponding period in 2002, an increase of 83.7%. This increase is the result of higher production volume. In addition, we completed two on-balance sheet securitization transactions totaling $1.2 billion during the first six months of 2003, compared to $845.5 million in loans sold through an off-balance sheet securitization transaction in 2002.

Revenues

Total revenues for the six months ended June 30, 2003, increased by 56.6% to $396.5 million, from $253.2 million for the same period a year ago. This increase was primarily due to a 49.5% increase in gain on sale of loans and a 92.8% increase in interest income, partially offset by a 21.5% decrease in residual interest income.

Gain on Sale

Gain on sale of loans increased to $272.1 million, a 49.5% increase for the six months ended June 30, 2003, compared to the same period last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales, partially offset by two securitizations completed in the first half of 2003 for which we did not record a gain in the period the applicable securitization closed. The components of the gain on sale of loans are illustrated in the following table:

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Gain from whole loan sale transactions	$356,034	$213,398
Gain from securitization of loans	—	45,030
Non-cash gain from servicing asset	7,777	4,611
Cash gain on sale of servicing rights	24,110	10,049
Securitization expenses	—	(2,706)
Accrued interest	—	(5,226)
Provision for losses	(4,413)	(30,303)
Fair value adjustment of residual securities	1,606	(713)
Non-refundable loan fees (1)	61,836	51,727
Premiums paid (2)	(84,262)	(37,144)
Origination costs	(83,900)	(50,850)
Hedging gains (losses)	(6,704)	(15,853)

Gain on sales of loans	$272,084	$182,020

(1)   Non-refundable loan fees represent points and fees collected from borrowers.

(2)   Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 92.8% to $105.9 million for the six months ended June 30, 2003, compared to $54.9 million for the same period in 2002. This increase was the result of higher average loan inventory during the first half of 2003 as well as interest earned on an average balance of $490 million in loans held for investment. Loan inventory was higher due to increased production volume in 2003.

Residual Interest Income

Residual interest income decreased 21.5% to $12.7 million for the six months ended June 30, 2003, compared to $16.2 million for the corresponding period in 2002, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $5.8 million for the six months ended June 30, 2003, from $62,000 for the six months ended June 30, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. The total portfolio of loans serviced by New Century was $5.6 billion on June 30, 2003, consisting of $2.1 billion of loans held for sale, $0.5 million of loans sold servicing retained, $1.8 billion of interim servicing, and $1.2 billion in loans held for investment.

Expenses

Operating expenses increased 68.5% to $214.3 million for the six months ended June 30, 2003, compared to $127.2 million for the comparable period in 2002, due primarily to increases in personnel expenses and interest expense. Personnel expenses increased to $99.6 million for the six months ended June 30, 2003, from $60.2 million for the same period in 2002, an increase of 65.5%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 2,973 on June 30, 2003, compared to 1,993 on June 30, 2002, an increase of 49.2%. Interest expense increased to $37.3 million for the six months ended June 30, 2003, from $23.5 million for the same period in 2002, primarily due to an increase in average outstanding balances on our warehouse and aggregation lines due to higher production volume, as well as interest expense on the bond financing on the securitized mortgage loans.

Income Taxes

Income taxes increased to $75.6 million for the six months ended June 30, 2003, from $52.2 million for the comparable period in 2002. This increase was due to a $56.2 million increase in pretax income resulting from higher production volume and an increase in the effective tax rate of 0.1%.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Originations and Purchases

We originated and purchased $5.8 billion in loans for the three months ended June 30, 2003, compared to $3.2 billion for the three months ended June 30, 2002. Wholesale loan originations and purchases were $5.1 billion, or 88.4% of total originations and purchases for the three months ended June 30, 2003. Retail loan originations and purchases were $671.3 million, or 11.6%, of total originations and purchases for the three months ended June 30, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $2.8 billion, or 85.6%, and $467.9 million, or 14.4%, respectively, of total originations and purchases. The increase in 2003 is a result of our geographic expansion efforts, as well as an increase in our market share.

Loan Sales and Securitizations

Whole loan sales increased to $4.9 billion for the three months ended June 30, 2003, from $3.2 billion for the corresponding period in 2002, an increase of 53.1%. This increase is the result of higher production volume. We also completed a $712 million on-balance sheet securitization transaction during the second quarter of 2003.

Revenues

Total revenues for the three months ended June 30, 2003, increased by 52.9% to $215.5 million, from $140.9 million for the same period a year ago. This increase was primarily due to a 41.2% increase in gain on sale of loans and a 106.3% increase in interest income, partially offset by a 26.5% decrease in residual income.

Gain on Sale

Gain on sale of loans increased to $146.3 million, a 41.2% increase for the three months ended June 30, 2003, compared to the same period last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales, partially offset by an on-balance sheet securitization completed in the second quarter of 2003. The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended June 30,
	2003	2002
	(dollars in thousands)
Gain from whole loan sale transactions	$206,867	$153,626
Cash gain on sale of servicing rights	12,920	—
Provision for losses	(3,234)	(9,700)
Fair value adjustment of residual securities	—	3,176
Non-refundable loan fees (1)	33,912	27,903
Premiums paid (2)	(49,415)	(22,225)
Origination costs	(48,500)	(29,250)
Hedging gains (losses)	(6,268)	(19,943)

Gain on sales of loans	$146,282	$103,587

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 106.3% to $59.7 million for the three months ended June 30, 2003, compared to $28.9 million for the same period in 2002. This increase was the result of higher average loan inventory during the second quarter of 2003 as well as interest earned on roughly $490 million in loans held for investment. Loan inventory was higher due to increased production volume in 2003.

Residual Interest Income

Residual interest income decreased to $6.1 million for the three months ended June 30, 2003, from $8.3 million for the corresponding period in 2002, a decrease of 26.5%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $3.3 million for the three months ended June 30, 2003, from $21,000 for the three months ended June 30, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. The total portfolio of loans serviced by New Century was $5.6 billion on June 30, 2003, consisting of $2.1 billion of loans held for sale, $0.5 million of loans sold servicing retained, $1.8 billion of interim servicing, and $1.2 billion in loans held for investment.

Expenses

Operating expenses increased to $111.3 million for the three months ended June 30, 2003 from $68.1 million for the comparable period in 2002, an increase of 63.4%, due primarily to increases in personnel expenses and interest expense. Personnel expenses increased to $50.4 million for the three months ended June 30, 2003, from $30.8 million for the same period in 2002, an increase of 63.6%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 2,973 on June 30, 2003, compared to 1,993 on June 30, 2002, an increase of 49.2%. Interest expense increased to $19.7 million for the three months ended June 30, 2003, from $12.2 million for the same period in 2002, primarily due to an increase in average outstanding balances on our warehouse and aggregation lines due to higher production volume, as well as interest expense on the bond financing on the securitized mortgage loans.

Income Taxes

Income taxes increased to $43.3 million for the three months ended June 30, 2003, from $29.8 million for the comparable period in 2002. This increase was due to a $31.4 million increase in pretax income resulting from higher production volume, as well as an increase in the effective tax rate of 0.6%.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale.

We use our warehouse lines of credit with Bank of America, N.A., UBS Warburg Real Estate Securities Inc., Salomon Brothers Realty Corp., Morgan Stanley Mortgage Capital Inc., CDC Mortgage Capital and Greenwich Capital Financial Products, Inc. to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our two aggregation facilities with Salomon Brothers and Morgan Stanley. We then sell the loans through securitizations or whole loan sale transactions, or a mixture of both, within one to three months and pay down the aggregation facilities with the proceeds from the sales or the permanent financing with on-balance sheet securitizations.

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

Bank of America Warehouse Facility.    In May 2002, we entered into a credit facility with Bank of America that was increased to $750 million in May 2003. The facility allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of June 30, 2003, the balance outstanding under the facility was $268.6 million.

UBS Warburg Warehouse Facility.    In May 2002, we entered into repurchase agreement with UBS Warburg Real Estate Securities Inc. that was increased to $1 billion, $250 million of which is uncommitted, in June 2003. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of June 30, 2003, the balance outstanding under the facility was $880.3 million.

CDC Warehouse and Aggregation Facility.    We have a $570 million repurchase agreement with CDC Mortgage Capital Inc. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2004, and bears interest based on a margin over the one-month LIBOR. As of June 30, 2003, the balance outstanding under the facility was $330.3 million.

Salomon Brothers Warehouse Facility.    As of June 30, 2003, we have a $150 million facility with Salomon Brothers Realty Corp. that bears interest based on a margin over the one-month LIBOR. The facility allows for funding of loan originations and expires in December 2003. As of June 30, 2003, the outstanding balance under the facility was zero.

Salomon Brothers Aggregation Facility.    As of June 30, 2003, we had a $650 million aggregation facility with Salomon Brothers Realty Corp. that bears interest based on a margin over the one-month LIBOR. The facility expires in December 2003. As of June 30, 2003, the outstanding balance under the facility was $131.9 million.

Salomon Brothers Loan Agreement for Delinquent and Problem Loans.    We have a $50.0 million Master Loan and Security Agreement with Salomon Brothers Realty Corp. that is secured by delinquent or problem loans and by properties we obtained in foreclosures. The facility expires in December 2003, and bears interest based on a margin over one-month LIBOR. As of June 30, 2003, the balance outstanding under the facility was $14.7 million.

Morgan Stanley Warehouse and Aggregation Facility.    We have a $1.3 billion warehouse and aggregation facility with Morgan Stanley Mortgage Capital Inc. which was amended in June 2003 to allow for both loan origination and aggregation of loans. The facility expires in December 2003, and bears interest based on a margin over the one-month LIBOR. As of June 30, 2003, the balance outstanding under the facility was $423.7 million.

Greenwich Capital Financial Products Facility.    We have a $100 million Greenwich Capital Financial Products, Inc. that bears interest based on a margin over one-month LIBOR. The facility allows for funding of loan originations and expires in June 2004. As of June 30, 2003, the outstanding balance under the facility was zero.

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of June 30, 2003, the balance outstanding under these borrowing arrangements was $12.5 million. In July 2003, we entered into an equipment lease financing arrangement totaling $5.0 million.

On-Balance Sheet Securitizations

When we securitized loans in prior periods, we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIM transactions closed concurrent with our securitization. More recently, we completed two on-balance sheet securitizations in the first six months of 2003, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability.

In January 2003, we completed an on-balance sheet securitization backed by $494 million of fixed- and adjustable-rate mortgage loans originated by New Century. The net cash investment in this transaction was $22.2 million. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $7.1 million at June 30, 2003.

In June 2003, we completed an on-balance sheet securitization backed by $712 million of fixed- and adjustable-rate mortgage loans originated by New Century. The net cash investment in this transaction was $17.8 million. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $2.3 million at June 30, 2003.

Residual Cash Flows

During the quarter ended June 30, 2003, we received cash flows of $17.8 million from our Residuals. We expect that the residual cash flows will be a significant source of liquidity and working capital to support future operations.

Stock Repurchase

Since the inception of our stock repurchase program in 2002, we have repurchased a total of 2.4 million shares of the 3.0 million shares authorized for repurchase. During the first and second quarters of 2003, we repurchased 585,500 and 190,800 shares, respectively. The average share price for all shares that we have repurchased to-date pursuant to our stock repurchase program is $17.08.

In addition to the 600,000 shares previously authorized for repurchase, on July 23, 2003 our Board of Directors approved an additional 1.8 million shares for repurchase under our stock repurchase program.

We expect to continue to fund these repurchases with available corporate liquidity. We anticipate that the number of shares to be purchased and the time of the purchases will be based upon the stock price, level of cash balances, general business conditions and other factors including alternative investment opportunities. We may make these purchases in the open market, through block trades or in privately negotiated transactions.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there are $2.5 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are qualifying “special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of June 30, 2003, in connection with our strategy to mitigate interest rate risk in our residual assets, our loans held for investment and our loans held for sale, we had 10,130 Euro futures contracts outstanding with a notional amount of $10.1 billion. The net unrealized loss on these contracts totaled $8.9 million and is included in accounts payable and accrued liabilities at June 30, 2003.

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2003 (dollars in thousands):

	Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Contractual Obligations:
Capital leases	$12,516	6,698	5,818	—	—
Operating leases	$45,448	12,613	20,055	12,471	309

Cash Flow

For the six months ended June 30, 2003, cash flow from operations was $64.6 million compared to $66.3 million in 2002. This decrease is due primarily to $28.6 million in income tax payments in excess of the income tax expense for the six months ended June 30, 2003.

For the six months ended June 30, 2003, cash used in investing activities was $1.2 billion compared to $9.5 million for the six months ended June 30, 2002. This increase is due to loans acquired for investment for the on-balance sheet securitizations completed in January and June 2003.

For the six months ended June 30, 2003, cash from financing activities was $1.1 billion compared to a usage of $101.7 million for the six months ended June 30, 2002. This increase is due mainly to bond financing on securitized mortgage loans in January 2003 and June 2003, as well as the repayment of residual financing of $59.2 million and subordinated debt of $40 million in 2002.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility, (iv) servicing related advance requirements, and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures. Our sources of operating cash flow include: (i) the premium advance component of the aggregation facilities, (ii) cash premiums obtained in whole loan sales and securitizations, (iii) mortgage origination income and fees, (iv) interest income, (v) cash flows from residual interest in securitizations, and (vi) servicing fee income.

Liquidity Strategy

We intend to continue to concentrate on generating significant positive cash flow from operations. Our principal strategies are to: (i) improve the gain on sale of loans sold at a premium and (ii) employ on-balance sheet securitizations to generate cash flows and earnings from net interest spread income. Further, we may seek a facility to finance servicing-related advance obligations. However, there can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Convertible Senior Notes Private Offering

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due July 3, 2003 pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes bear interest at a rate of 3.50% per year and will be convertible into our common stock at a conversion price of $34.80 per share ($52.20 per share before giving effect to our stock split) upon the occurrence of certain events. The conversion price represents a 28.0% premium over the closing share price.

On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes.

The maximum number of shares of our common stock into which these notes may be convertible is 6,034,686, subject to certain adjustments under the terms of the notes. We do not currently have sufficient remaining authorized shares of common stock to reserve the full number of shares issuable upon conversion of all of the notes. At the time we issued the notes, we agreed to seek stockholder approval to amend our Amended and Restated Certificate of Incorporation to increase the authorized shares of our common stock to a number sufficient to permit conversion of all of the notes into shares of our common stock. Until our stockholders approve the proposed amendment, the notes are convertible either solely into cash in lieu of our common stock or into a combination of a maximum amount of cash and a number of shares of our common stock not to exceed 4,712,400 shares in the aggregate. In addition, if our stockholders do not approve the proposed amendment prior to November 5, 2003, the notes will begin to accrue interest at the higher rate of 3.75% per annum beginning after that date. If our stockholders do not approve the proposed amendment by February 3, 2004, the interest rate will increase further to 4.25% after that date. If the proposed amendment is approved by our stockholders, the additional interest, if any, ceases to accrue and we will have the right, upon conversion of the notes, to deliver to the note holders shares of our common stock, cash, or a combination of cash and our common stock.

We used a portion of the proceeds to simultaneously purchase an option on our common stock and sell a warrant to acquire our common stock to potentially increase the effective conversion premium to New Century to 75%. We may exercise the option that we purchased at any time to acquire 6,034,675 shares of our common stock (4,023,117 shares before giving effect to our stock split) at a strike price of $34.80 per share ($52.20 per share before giving effect to our stock split). An affiliate of one of the initial purchasers of the notes purchased the warrant and may exercise it on July 3, 2008 to purchase up to 6,034,668 shares of our common stock (4,023,112 shares before giving effect to our stock split) at a price of $47.59 per share ($71.37 per share before giving effect to our stock split), subject to certain anti-dilution and other customary adjustments. If, on July 3, 2008, we were to have an insufficient number of authorized shares of our common stock to deliver to the warrant holder, we would be obligated to issue shares of our Series 2003A Convertible Preferred Stock in lieu of shares of our common stock. Holders of our Series 2003A Convertible Preferred Stock would be entitled to voting and dividend rights and other rights, preferences and privileges as provided in our Certificate of Designation that we filed with the Secretary of State of the State of Delaware on July 2, 2003.

Our Board of Directors has called a Special Meeting of our stockholders to be held on September 10, 2003. Holders of shares of our common stock as of the close of business on the record date, July 25, 2003, will be entitled to vote on the proposed amendment to our Amended and Restated Certificate of Incorporation at the Special Meeting.

We expect to use the remaining net proceeds to pursue on-balance sheet securitization strategies and other strategic opportunities, to continue our stock repurchase program and for other general corporate purposes.

The notes were only offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The notes and common stock issuable under the notes have not been registered under the Securities Act or the securities laws of any other jurisdiction. Unless they are registered, the notes may be offered and sold only in transactions that are exempt from registration under the Securities Act. New Century is obligated to file a registration statement to permit the public resale of the notes and the common stock issuable under the notes.

Stock Split

On May 21, 2003, our Board of Directors approved a three-for-two stock split of our common stock in the form of a stock dividend payable on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. On July 11, 2003, each eligible stockholder received one share of our common stock for every two whole shares of our common stock owned by the applicable stockholder as of the record date and a cash payment in lieu of any fractional shares of our common stock owned by the applicable stockholder on such date. Unless specifically indicated otherwise, all share and per share data in this report reflect the stock split.

Quarterly Dividend

Also on May 21, 2003, our Board of Directors approved a quarterly cash dividend at the rate of $0.10 per share to be paid on July 31, 2003 to stockholders of record at the close of business on July 15, 2003. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

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

The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of June 30, 2003 and December 31, 2002 (without giving effect to the impact of outstanding derivative positions designed to mitigate risk):

	Change in fair value as of:
	June 30, 2003	December 31, 2002
Increase of 100 basis points	(7.56%)	(6.87%)
Increase of 50 basis points	(4.01%)	(3.90%)
Decrease of 50 basis points	4.42%	4.21%
Decrease of 100 basis points	9.25%	8.69%

(1)	Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

Item 4.    Controls and Procedures

As of the end of the quarter ended June 30, 2003, our management, including our chief executive officer, chief financial officer and president and chief operating officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer, chief financial officer and president and chief operating officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by New Century in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended June 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below we have provided updates on those matters for which there were material developments during the second quarter of 2003.

Overman.    As previously disclosed, in September 2002, Robert E. Overman & Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial Corporation, New Century Mortgage Corporation, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. Defendant Loan Management Services, Inc.’s Motion to Transfer Venue was denied. We challenged the plaintiffs’ complaint and filed a demurrer that was granted on all causes of action in May 2003; the judge granted leave to amend. Plaintiffs filed an amended complaint and we again filed a demurrer challenging their claims; the motion is scheduled for hearing on August 29, 2003.

Barney.    As previously disclosed, in December 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court in Cook County, Chicago, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002; the case was then consolidated with other similar cases filed against other lenders. Our motion to dismiss was heard in July 2002. In August 2002 the court granted each motion to dismiss in the consolidated cases and this case was ordered dismissed. Plaintiff filed a notice of appeal in September 2002; the appeal was consolidated and our consolidated respondents’ brief was filed on June 3, 2003; we await the filing of plaintiffs’ reply brief.

Bernstein.    As previously disclosed in our Form 10-K for the year ended December 31, 2002, Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint seeks damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. We timely removed the case to federal court on May 9, 2002. Plaintiff’s motion to remand the case to state court was granted, we then filed a motion to consolidate our case with other similar pending cases. Our case was administratively transferred, along with approximately 30 others, to one judge who requested the defendants to file joint motions to dismiss. Three of the motions were denied and one was granted. Plaintiffs filed an amended complaint and we filed a motion to dismiss on June 20, 2003; we await plaintiff’s reply. The motion is scheduled for hearing on September 18, 2003. Discovery has commenced.

Encore Credit Corporation.    As previously disclosed in our Form 10-K for the year ended December 31, 2002, New Century Mortgage Corporation initiated a lawsuit against Encore Credit Corporation, an entity formed by some former employees, in March 2002 in the Superior Court of Orange County, California. The complaint alleges intentional inducement of breach of contract, intentional interference with prospective economic advantage, trade secret misappropriation, unfair competition, conversion, breach of fiduciary duties and seeks specific performance of contractual allegations. Defendants filed their Third Amended Cross-Complaint in October 2002, alleging intentional interference with prospective economic advantage, unfair competition, unfair business practice, trade libel, defamation and breach of contract. New Century Financial Corporation joined New Century Mortgage in filing a Cross-Cross-Complaint in late December 2002 seeking breach of written agreements, fraud and unjust enrichment against Steven Holder, and allegations of cyberfraud, trespass to chattels and unfair competition against both Holder and Encore. Holder filed a Cross-Cross-Cross Complaint seeking rescission of written contract, declaratory relief, and alleging a violation of California Business and Professions Code Section 17200, breach of written contract and breach of the implied covenant of good faith and fair dealing. Cross Motions for Summary Judgment did not dispose of the case. Mediation was held on June 26, 2003; the case did not settle. Trial is set to commence on September 8, 2003.

England.    In mid-April 2003, we were served with a case seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee, against New Century Financial Corporation, New Century Mortgage Corporation, Worth Funding Incorporated, and The Anyloan Company. The action was removed in May to the U.S. District Court for the Middle District of Louisiana in response to New Century’s Petition for Removal. Our answer was filed on June 20, 2003. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act by employees who worked as loan officers in New Century Mortgage Corporation’s retail branch in Louisiana. We believe the allegations lack merit because we believe New Century properly classifies its loan officer employees and pays them overtime wages. New Century intends to vigorously defend the action.

Klas.    On June 10, 2003, New Century Mortgage Corporation was served with a case seeking class action status and alleging failure to pay overtime wages in violation of the federal Fair Labor Standards Act filed in the U.S. District Court, District of Minnesota by Michael Klas, a former employee. Mr. Klas was a loan officer in New Century Mortgage Corporation’s retail branch office in Minnesota. Our answer was filed on July 2, 2003. We believe this action also lacks merit because we believe New Century properly classifies its loan officers and pays them overtime wages. New Century also intends to defend this action vigorously.

We are also a party to various legal proceedings arising out of the ordinary course of our business. We believe that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.    Change in Securities and Use of Proceeds

On April 30, 2003, we issued 1,153 shares of restricted common stock to one of our senior officers under our 1999 Incentive Compensation Plan. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such act and Regulation D promulgated thereunder.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2003. At the meeting, the stockholders approved the following matters:

1.	Re-election of three directors for three-year terms ending in 2006;

2.	Approval of KPMG LLP as our independent auditors for 2003; and

3.	Approval of an amendment to the New Century 1995 Stock Option Plan to increase the number of shares issuable under the plan by 1,000,000 shares.

The following table presents the number of votes cast for, against or withheld and the number of abstentions cast as to each matter voted upon at the meeting. There were no broker non-votes cast. The data in the following table does not reflect our stock split described above in this report.

Election of Directors

Name	For	Withheld
Robert K. Cole	20,018,535	350,677
Donald E. Lange	20,038,416	330,796
William J. Popejoy	20,042,285	326,927

Approval of KPMG LLP as Independent Auditors

For	Against	Abstain
20,069,674	291,709	7,829

Approval of Amendment to 1995 Stock Option Plan

For	Against	Abstain
19,347,922	961,513	59,777

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Exhibit Index”.

(b)	Reports on Form 8-K

On April 17, 2003, we furnished a report on Form 8-K under Item 12 regarding the announcement of our financial results for the quarter ended March 31, 2003.

On April 22, 2003, we furnished a report on Form 8-K under Item 12 reporting a correction to our earnings release for the quarter ended March 31, 2003.

On May 28, 2003, we filed a report on Form 8-K under Item 5 reporting that our Board of Directors has approved a three-for-two split of our common stock and quarterly cash dividend payment to our common stockholders at the rate of $0.10 per share after the three-for-two stock split ($0.15 on a pre-split basis).

On June 18, 2003, we filed a report on Form 8-K under Item 5 reporting that we had amended the definition of “Indebtedness” in both the Master Repurchase Agreement relating to our warehouse facility with Salomon Brothers Realty Corp. and the Loan Agreement for delinquent and problem loans with Salomon Brothers Realty Corp. We also reported on our previously announced three-for-two stock split and quarterly cash dividend.

On June 25, 2003, we filed a report on Form 8-K under Item 5 reporting that we had (1) amended and restated our credit facility with Morgan Stanley to modify the definition of “Indebtedness,” add wet funding capacity and increase the maximum credit available under the facility from $900 million to $1.3 billion; (2) amended our credit facility with UBS Warburg to modify the definition of “Indebtedness, amend certain restrictive covenants and add an additional $250 million of uncommitted borrowing capacity; and (3) amended and restated our credit facility with CDC Mortgage Capital to modify the definition of “Indebtedness”, amend certain restrictive covenants and increase the maximum credit available from $470 million to $570 million. We also reported on two wage and hour lawsuits that were commenced against us in the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: August 12, 2003	By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: August 12, 2003	By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Chief Financial Officer (Principal Financial and Chief Accounting Officer)

DATE: August 12, 2003	By:	/s/ BRAD A. MORRICE
Brad A. Morrice President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*3.1	First Amended and Restated Certificate of Incorporation of the Company

**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock

***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock

*3.4	First Amended and Restated Bylaws of the Company

****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock

3.6	Certificate of Designations for Series 2003A Convertible Preferred Stock

*4.1	Specimen Stock Certificate

10.1	Amended and Restated Master Loan and Security Agreement, dated June 20, 2003, by and among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital Inc.

10.2	Second Amended and Restated Master Repurchase Agreement, dated as of June 23, 2003, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation

10.3

Amendment No. 3 to Note Purchase Agreement, dated as of June 23, 2003, by and among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time

10.4	Amendment No. 2 to Loan Purchase Agreement, dated as of June 23, 2003, by and among New Century Mortgage Corporation, New Century Financial Corporation and New Century Funding I

10.5

Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement, dated as of June 30, 2003, by and among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation

10.6	Master Loan and Security Agreement, dated June 26, 2003, by and between New Century Mortgage Corporation and Greenwich Capital Financial Products, Inc.

10.7	Indenture, dated as of July 8, 2003, by and between New Century Financial Corporation and Wells Fargo Bank, National Association

10.8	Registration Rights Agreement, dated July 8, 2003, by and among New Century Financial Corporation, Bear, Stearns & Co. Inc. and the other initial purchasers referred to therein

10.9	1995 Stock Option Plan, as Amended*****

10.10	Employee Stock Purchase Plan, as Amended*****

10.11	Limited Guaranty, dated as of April 1, 2000, by New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp. and Salomon Smith Barney Inc.

10.12	Guarantee, dated as of July 19, 2001, by New Century Financial Corporation in favor of CDC Mortgage Capital Inc.

10.13	Limited Guaranty, dated as of January 1, 2002, by New Century Mortgage Corporation in favor of Salmon Brothers Realty Corp. and Salmon Smith Barney Inc.

10.14	Guaranty and Pledge Agreement, dated as of May 13, 2002, by New Century Financial Corporation and New Century Mortgage Corporation in favor of Bank of America, N.A.

10.15	Guaranty and Pledge Agreement, dated as of May 30, 2002, by New Century Financial Corporation and New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp.

10.16	Amended and Restated Guaranty, dated as of June 20, 2003, by New Century Financial Corporation in favor of Morgan Stanley Mortgage Capital, Inc.

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Brad A. Morice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on June 23, 1997.

**	Incorporated by reference from our Form 8-K as filed with the SEC on December 8, 1998.

***	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.

*****	Management contract or compensatory plan or arrangement.