Form 10-Q
period 2003-09-30
NEW CENTURY FINANCIAL CORP
filed 2003-11-14
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check ☐ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  ☒    NO  ☐

Indicate by check ☐ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☒    NO  ☐

As of October 31, 2003, the registrant had 35,218,908 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the assumptions and estimates underlying our projections of our residual asset value and cash flow, (ii) our projections of our residual asset value and cash flow, (iii) our plan to mitigate interest rate risk on our residual assets and securitized mortgage loans, (iv) the estimates underlying our loan loss allowance, (v) our loan loss allowances, (vi) our beliefs regarding our critical accounting policies, (vii) our belief that our allowance for repurchase losses is adequate to cover future repurchases, (viii) our plan to continue to fund repurchases pursuant to our stock repurchase program with available corporate liquidity, (ix) our expectation that the number of shares to be purchased pursuant to our stock repurchase plan and the time of the purchases will be based upon the stock price, level of cash balances, general business conditions and other factors, including alternative investment opportunities, (x) our belief that any future declaration of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors, (xi) our plan to continue to concentrate on generating positive cash flow from operations, (xii) our plan to improve the gain on sale of loans sold at a premium, (xiii) our plan to employ on-balance sheet securitizations to generate cash flows from net interest spread income, (xiv) our expectation that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, (xv) our expectation to use the remaining net proceeds from our convertible debt offering to pursue on-balance sheet securitization strategies and other strategic opportunities, to continue our stock repurchase program and for other general purposes, and (xvi) our beliefs with respect to our legal proceedings.

We caution that these statements are qualified by important factors that could cause our actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system, (ii) the condition of the markets for whole loans and mortgage-backed securities, (iii) the stability of residential property values, (iv) our ability to continue to maintain low loan acquisition costs, (v) the potential effect of new state or federal laws and regulations, (vi) the effect of increasing competition in our sector, (vii) our ability to maintain adequate credit facilities to finance our business, (viii) the interest rate environment, (ix) our ability to adequately hedge our residual assets and securitized mortgage loans, (x) the accuracy of our assumptions regarding our repurchase allowance and residual valuations, (xi) the ability of our servicing platform to maintain high performance standards, (xii) our ability to continue to designate our derivative financial instruments as hedge instruments under SFAS 133, (xiii) the performance of our loans owned by off-balance sheet trusts in connection with our off-balance sheet securitization transactions, and (xiv) the initiation of a margin call under any of our warehouse or aggregation facilities. Additional information on these and other factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2002 and our other periodic filings with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements contained in this Form 10-Q.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$332,518	$182,924
Loans receivable held for sale, net (notes 2 and 7)	3,199,790	1,920,396
Mortgage loans held for investment, net (note 3 and 8)	3,759,623	—
Residual interests in securitizations (note 4)	205,721	246,964
Mortgage servicing assets (note 5)	2,118	10,271
Office property and equipment	30,041	20,336
Income taxes	19,381	—
Prepaid expenses and other assets (note 6)	50,960	22,037

TOTAL ASSETS	$7,600,152	$2,402,928

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Warehouse and aggregation lines of credit (note 7)	$3,107,760	$1,885,498
Financing on mortgage loans held for investment, net (note 8)	3,669,774	—
Convertible notes, net (note 9)	204,587	—
Notes payable	21,439	16,699
Income taxes payable	—	24,611
Accounts payable and accrued liabilities (note 10)	120,315	83,890
Deferred income taxes	—	5,680

Total liabilities	7,123,875	2,016,378
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; zero shares outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 34,978,621 shares at September 30, 2003 and 35,307,705 shares at December 31, 2002	350	353
Additional paid-in capital	80,893	115,227
Accumulated other comprehensive loss (note 10)	(4,091)	—
Retained earnings, restricted	444,795	279,124

	521,947	394,704
Treasury stock, 1,559,200 shares at September 30, 2003 and 276,000 shares at December 31, 2002, respectively, at cost	(39,390)	(4,439)
Deferred compensation costs	(6,280)	(3,715)

Total stockholders’ equity	476,277	386,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,600,152	$2,402,928

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Gain on sale of loans	$163,630	$128,401	$435,714	$310,421
Interest income (note 3)	84,988	29,511	190,851	84,429
Residual interest income (note 4)	5,898	8,392	18,582	24,560
Servicing and other income	2,398	74	8,219	143

Total revenues	256,914	166,378	653,366	419,553

Expenses:
Personnel	72,546	41,239	172,174	101,427
Interest (notes 8 and 9)	27,934	12,719	65,234	36,196
General and administrative	31,483	17,292	89,272	48,588
Advertising and promotion	6,562	4,589	19,137	12,420
Professional services	6,838	2,850	13,807	7,230

Total expenses	145,363	78,689	359,624	205,861

Earnings before income taxes	111,551	87,689	293,742	213,692

Income taxes	46,673	36,171	122,310	88,339

Net earnings	64,878	51,518	171,432	125,353
Dividends on preferred stock	—	—	—	(442)

Net earnings available to common stockholders	$64,878	$51,518	$171,432	$124,911

Basic earnings per share (note 11)	$1.92	$1.41	$5.03	$3.65

Diluted earnings per share (note 11)	$1.75	$1.30	$4.58	$3.18

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$64,878	$51,518	$171,432	$124,911
Other comprehensive loss:
Unrealized loss on derivative instruments designated as hedges, net of tax of $2,915	(4,091)	—	(4,091)	—

Comprehensive income	$60,787	$51,518	$167,341	$124,911

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(In thousands)

	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net earnings	$171,432	$125,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,806	7,170
NIR gains	—	12,050
Initial deposits to OC accounts	—	(17,879)
Cash flows received from residual interests	58,331	87,656
Accretion of NIRs	(18,582)	(25,333)
Servicing gains	(7,777)	(4,611)
Fair value adjustment of residual securities	1,494	(9,555)
Provision for losses	20,745	34,884
Loans originated or acquired for sale	(15,319,412)	(9,730,620)
Loan sales, net	13,974,283	9,327,587
Principal payments on loans receivable held for sale	91,947	21,538
Increase in warehouse and aggregation lines of credit	1,222,262	374,835
Net change in other assets and liabilities	(75,659)	(3,331)

Net cash provided by operating activities	130,870	199,744

Cash flows from investing activities:
Loans originated or acquired for investment	(3,848,277)	—
Principal payments on loans held for investment	72,756	—
Purchase of office property and equipment	(18,695)	(11,793)
Purchase price for acquisition of subsidiaries	—	(9,400)
Sale of mortgage servicing rights	15,568	4,561

Net cash used in investing activities	(3,778,648)	(16,632)
Cash flows from financing activities:
Net repayments of residual financing	—	(79,941)
Proceeds from issuance of securitization financing, net	2,644,417	—
Aggregation line of credit for loans held for investment	1,093,379	—
Repayment of financing on securitized loans	(68,022)	—
Convertible note proceeds, net	204,587	—
Proceeds from sale of warrants	24,389	—
Purchase of call options	(46,819)	—
Proceeds from (net repayments of) notes payable	4,740	(1,069)
Repayment of subordinated debt	—	(40,000)
Payment of dividends on convertible preferred stock	—	(725)
Payment of dividends on common stock	(5,748)	(3,309)
Net proceeds from issuance of stock	5,018	6,429
Purchase of treasury stock	(58,569)	(22,524)

Net cash provided by (used in) financing activities	3,797,372	(141,139)

Net increase in cash and cash equivalents	149,594	41,973
Cash and cash equivalents, beginning of period	182,924	106,679

Cash and cash equivalents, end of period	$332,518	$148,652

Supplemental cash flow disclosure:
Interest paid	$65,732	$36,230
Income taxes paid	$171,982	$93,113
Supplemental non-cash financing activity:
Stock issued in connection with acquisition	$—	$2,000
Restricted stock issued	$5,020	$3,786
Restricted stock cancelled	$—	$210
Common stock cancelled	$23,618	$—
Accrued dividends	$—	$1,238
Fixed assets acquired through capital leases	$—	$2,764

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003 and 2002

1.    Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period beginning after September 15, 2003. Certain disclosure requirements of FIN 46 apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB deferred the effective date for applying the provision of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. At present, our off-balance sheet variable interest entities are qualified special purpose entities, which are outside the scope of FIN 46.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). The purpose of FAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. These amendments clarify the definition of a derivative, expand the nature of exemptions from SFAS No. 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of SFAS No. 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. FAS 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. The adoption of FAS 149 has not had a material impact on our financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.

Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. We adopted the provisions of FAS 150 on July 1, 2003. The adoption of FAS 150 has not had a material impact on our financial statements.

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

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account, which is held by the Trusts on our behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance.

For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid. The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of New Century. In determining the value of the Residuals, we must estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.49% to 3.98% for adjustable-rate securities and 2.18% to 5.19% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.92% at September 30, 2003. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). Our prepayment curve and default estimates have resulted in weighted average lives of between 2.39 to 2.88 years for our adjustable-rate securities and 2.54 to 3.64 years for our fixed-rate securities.

During the quarter ended September 30, 2003, our Residuals provided $8.5 million in cash flow. We perform an evaluation of our Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the September 30, 2003 valuation, we updated the models for actual performance and made some slight adjustments to our assumptions, resulting in a $3.1 million downward fair value adjustment for the quarter.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

Derivative Instruments Designated as Hedges

During the three months ended September 30, 2003 we accounted for certain Euro dollar futures contracts previously designated and documented as hedges pursuant to the requirements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Pursuant to FAS 133 these Euro dollar futures contracts have been designated as hedging the exposure to variability of cash flows from our on-balance sheet securitizations attributable to interest rate risk. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge is reported in other comprehensive income, and the ineffective portion is reported in current earnings.

On-Balance Sheet Securitizations

Year to date we completed three on-balance sheet securitizations, and, accordingly, hold the mortgage loans for investment on our balance sheet. The mortgage loans remain on our balance sheet and we add to our balance sheet as a liability the principal balance of the bonds issued by the Trust. We record interest income on the mortgage loans and interest expense on the bond financing issued over the life of the loans instead of recognizing a one-time gain upon closing of the on-balance sheet securitizations. We also add to our balance sheet the incremental direct cost to originate the loans, as well as the transaction costs incurred in the on-balance sheet securitization transaction. The direct costs to originate the loans are amortized over the life of the related loans, while the transaction costs are amortized over the life of the debt.

During the third quarter of 2003, we also reclassified $1.1 billion in loans from loans receivable held for sale to loans receivable held for investment because these loans were identified as a pool to be securitized through an on-balance sheet securitization in October 2003. In connection with our on-balance sheet securitizations, we establish an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment.

Cash and Cash Equivalents

Cash and cash equivalents include $34.4 million in cash held in a restricted margin account associated with our interest rate risk management activities and $33.8 million in cash held in restricted custodial accounts associated with our on-balance sheet securitizations and asset-backed commercial paper facility as of September 30, 2003.

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

As of September 30, 2003 and 2002, there were stock options outstanding for the purchase of 5,359,550 and 4,558,535 shares, respectively, of our common stock. The weighted average fair value of the stock options granted during the quarters ended September 30, 2003 and 2002 was $10.98 and $6.22, respectively. The weighted average fair value of the stock options granted during the nine months ended September 30, 2003 and 2002 was $9.65 and $5.14, respectively. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$64,878	$51,518	$171,432	$125,353
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,075)	(573)	(3,166)	(1,609)

Pro forma net income	$63,803	$50,945	$168,266	$123,744

Net income per share:
Basic, as reported	$1.92	$1.41	$5.03	$3.65

Diluted, as reported	$1.75	$1.30	$4.58	$3.18

Pro forma, basic	$1.89	$1.40	$4.94	$3.62

Pro forma, diluted	$1.72	$1.28	$4.42	$3.04

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

2.    Loans Receivable Held for Sale

A summary of loans receivable held for sale, at the lower of cost or market at September 30, 2003 and December 31, 2002 follows (dollars in thousands):

	September 30, 2003	December 31, 2002
Mortgage loans receivable	$3,174,165	$1,901,662
Net deferred origination costs	25,625	18,734

	$3,199,790	$1,920,396

3.    Mortgage Loans Held for Investment

During the nine months ended September 30, 2003, we sold $2.7 billion in loans through on-balance sheet securitizations. In addition, the balance of mortgage loans held for investment includes $1.1 billion of loans which were reclassified from loans receivable held for sale in September 2003 and subsequently securitized in October 2003.

The components of mortgage loans held for investment at September 30, 2003 and December 31, 2002 were as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
Mortgage loan principal balance	$3,737,382	—
Allowance for loan losses	(15,799)	—
Net deferred origination costs	38,040	—

	$3,759,623	$—

(a)    Interest Income

The following table presents the components of interest income for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest on loans receivable held for sale	$62,432	$29,511	$152,580	$84,366
Interest on mortgage loans held for investment	22,538	—	38,194	—
Other interest income	18	—	77	63

	$84,988	$29,511	$190,851	$84,429

4.    Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003	December 31, 2002
Over-collateralization account	$172,340	$185,658
Net interest receivable (NIR)	33,381	61,306

	$205,721	$246,964

The following table summarizes activity in the OC Accounts for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	September 30, 2003	September 30, 2002
Balance, beginning of period	$185,658	$206,935
Initial deposits to OC Accounts	—	17,879
Additional deposits to OC Accounts	5,263	8,232
Release of cash from OC Accounts	(18,581)	(45,621)

Balance, end of period	$172,340	$187,425

The following table summarizes activity in the NIR accounts for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	September 30, 2003	September 30, 2002
Balance, beginning of period	$61,306	$99,973
NIR premiums (discounts)	—	(12,050)
Cash received from NIRs	(45,013)	(50,267)
Accretion of NIRs	18,582	25,333
Fair value adjustment	(1,494)	9,555

Balance, end of period	$33,381	$72,544

5.    Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the nine months ended September 30, 2003 and 2002 (dollars in thousands):

	September 30, 2003	September 30, 2002
Balance, beginning of period	$10,271	$—
Additions	7,777	4,611
Sales of servicing rights	(15,568)	(4,561)
Amortization	(362)	(50)

Balance, end of period	$2,118	$—

We record mortgage servicing assets when we sell loans on a servicing retained basis and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

Additions of $7.8 million and $4.6 million during the nine months ended September 30, 2003 and 2002, respectively, represent the value of servicing rights held temporarily for loans sold in those periods, pending the sale of those servicing rights to third parties in subsequent periods. We did not sell loans on a permanent servicing-retained basis in the nine months ended September 30, 2003 or 2002.

However, we did retain the right to service the loans totaling $2.7 billion underlying our on-balance sheet securitizations. In accordance with generally accepted accounting principles, we do not record mortgage servicing assets for loans sold through securitizations structured as financings.

6.    Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of September 30, 2003, we had goodwill of $12.7 million. No impairment existed at September 30, 2003.

7.    Warehouse and Aggregation Lines of Credit

Warehouse and aggregation lines of credit consisted of the following at September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003	December 31, 2002
A $570 million master repurchase agreement among New Century Mortgage Corporation, a wholly-owned subsidiary of New Century Financial Corporation, NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage Corporation, and CDC Mortgage Capital Inc. expiring in September 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	$427,506	$420,317

A $1.3 billion master loan and security agreement among New Century Mortgage Corporation, NC Capital Corporation and Morgan Stanley Mortgage Capital Inc. expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	716,994	149,143

A $50 million master loan and security agreement among New Century Mortgage Corporation, NC Capital Corporation Citigroup Global Markets Realty Corp., successor to and Salomon Brothers Realty Corp. expiring in December 2003, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR	10,476	6,718

A $650 million repurchase aggregation facility between NC Capital Corporation and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp. expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	356,741	81,501

A $750 million master repurchase agreement between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage Corporation, and Bank of America, N.A. expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	146,949	312,754

A $1.0 billion committed note purchase and security agreement between New Century Funding I, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage Corporation, and UBS Warburg Real Estate Securities Inc., $250 million of which is uncommitted, expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	126,627	418,577

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage Corporation, and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in December 2003, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	—	—

A $2.0 billion asset-backed commercial paper note facility agreement among Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage Corporation, expiring in September 2006, secured by loans receivable held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR	1,498,897	—

A $100 million master loan and security agreement between New Century Mortgage Corporation and Greenwich Capital Financial Products, Inc. expiring in September 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	3,200	—

Loan sale agreements accounted for as financings:

A $913.7 million short-term Loan and Security Agreement from Bear Stearns Mortgage Capital Corporation that expired in October 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	913,749	—

Federal Home Loan Mortgage Corporation sale of 77.5% participation certificates that expired in January 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	—	384,778

A $111.7 million short-term Loan and Security Agreement from Morgan Stanley Dean Witter Mortgage Capital that expired in February 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	—	111,710

	4,201,139	1,885,498

Less: financing on loans reclassified to financing on mortgage loans held for investment	(1,093,379)	—

	$3,107,760	$1,885,498

The warehouse and aggregation line of credit agreements contain certain restrictive financial and other covenants, which require us to, among other things, restrict dividends, maintain certain net worth and liquidity levels, remain below specified debt-to-net worth ratios and comply with regulatory and investor requirements. At September 30, 2003, we were in compliance with all material financial and other covenants in our warehouse and aggregation facilities.

8.    Financing on Mortgage Loans Held for Investment

When we structure securitizations as on-balance sheet securitizations, the related bonds are added to our balance sheet. As of September 30, 2003 and December 31, 2002, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
2003-NC1 bonds	$433,430	—
2003-NC3 bonds	691,929	—
2003-NC4 bonds	1,465,297	—
BBB-bond financing	4,665	—
Deferred bond issue costs	(18,926)	—

Total bond financing on securitized mortgage loans	2,576,395	—
Plus financing on loans reclassified from loans receivable held for sale	1,093,379

Total financing on mortgage loans held for investment	$3,669,774	$—

The mortgage loans underlying the bonds are legally owned by the Trust and are not available to our creditors. As such, the Bond and Certificate holders and their securitization trust have no recourse to us for the failure of mortgage loan borrowers to pay when due. Our remaining interests in the assets in these Trusts, however, are subordinate to the Bonds and the Certificates until the Bond and Certificate holders are fully paid.

The following table presents the components of interest expense for the three and nine months ended September 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest on warehouse/aggregation lines	$18,989	$12,231	$51,336	$32,332
Interest on loans held for investment	5,718	—	10,121	—
Interest on convertible debt	1,927	—	1,927	—
Other interest expense	1,300	488	1,850	3,864

	$27,934	$12,719	$65,234	$36,196

9.    Convertible Notes

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 3.50% per year and will be convertible into our common stock at a conversion price of $34.80 per share upon the occurrence of certain events. The conversion price represents a 28% premium over the closing share price.

On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes.

In connection with the convertible debt transaction, we entered into two agreements to simultaneously purchase and sell call options on our common stock. We may exercise the option that we purchased at any time to acquire 6,034,675 shares of our common stock at a strike price of $34.80 per share. We sold a warrant to an affiliate of one of the initial purchasers of the notes. They may exercise the warrant upon maturity of the notes to purchase from us up to 6,034,668 shares of our common stock at a price of $47.59 per share, subject to certain anti-dilution and other customary adjustments. The warrant may be settled in cash, in shares or in a combination of cash and shares, at our option. If, at the time the warrant were to be exercised, we were to have an insufficient number of authorized shares of our common stock to deliver to the warrant holder, we would be obligated to issue shares of our Series 2003A Convertible Preferred Stock in lieu of shares of our common stock. Holders of our Series 2003A Convertible Preferred Stock would be entitled to voting and dividend rights and other rights, preferences and privileges as provided in our Certificate of Designation that we filed with the Secretary of State of the State of Delaware on July 2, 2003. The net purchase price of the call options of $22.4 million was recorded as a reduction to stockholders’ equity.

The notes were only offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The notes and common stock issuable under the notes have been registered under the Securities Act.

10.	Hedging Activities

In connection with our strategy to mitigate interest rate risk on our residual assets, loans receivable held for sale and securitized mortgage loans held for investment, we use derivative financial instruments such as Euro dollar futures contracts. It is not our policy to use derivatives to speculate on interest rates. The derivative instruments used have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)”, as amended and interpreted, the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

During the third quarter, we began using hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge our financing on securitized mortgage loans. We designate certain derivative financial instruments, Euro dollar futures contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the financing on securitized mortgage loans being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark interest rate, in this case LIBOR, of the financing on securitized mortgage loans (variable rate debt) being hedged; we are using derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period.

We document the relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific liabilities on the balance sheet. We also assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we will discontinue hedge accounting prospectively, as discussed below.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

If the hedged transaction is extinguished, we typically terminate any applicable hedges. However, if we continue to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur or when such instruments are settled.

The change in the fair value of Euro dollar futures contracts used to mitigate interest rate risk in our residual assets and our loans held for sale is recorded through earnings each period, and is included as a component of gain on sale. For the three and nine months ending September 30, 2003, we recognized a loss of $7.3 million and $14.0 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts totaled $7.9 million at September 30, 2003, and is included in accounts payable and accrued liabilities.

In addition, as of September 30, 2003, we had open Euro futures contracts that are designated as hedging the variability in expected cash flows from our on-balance sheet securitizations. The fair value of these contracts totaled $11.6 million at September 30, 2003, and is included in accounts payable and accrued liabilities.

During the third quarter of 2003 we began accounting for these Euro dollar futures contracts as hedges. In the case of the third quarter 2003 on-balance sheet securitization transaction, we opened Euro dollar futures contracts during the period and accounted for the contracts as hedges immediately. Additionally, during the third quarter of 2003, documentation related to previously existing derivative instruments used to mitigate interest rate risk related to the on-balance sheet securitization transactions executed in the first and second quarters of 2003, was modified to enable us to account for these contracts as hedges. As a result, the effective portion of the gain or loss is reported in other comprehensive income, net of the related income tax effect, and the ineffective portion is reported in current earnings. There was no ineffective portion of these hedges during the third quarter of 2003.

There were no hedge gains or losses on derivative instruments hedges during the three or nine months ended September 30, 2002.

11.	Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net earnings	$64,878	$51,518	$171,432	$125,353
Less: dividends declared on preferred stock	—	—	—	(442)

Earnings available to common stockholders	$64,878	$51,518	$171,432	$124,911

Weighted average common shares outstanding	33,725	36,490	34,063	34,185

Earnings per share	$1.92	$1.41	$5.03	$3.65

Diluted:
Net earnings	$64,878	$51,518	$171,432	$125,353

Weighted average number of common and common equivalent shares outstanding	33,725	36,490	34,063	34,185

Dilutive effect of convertible preferred stock, stock options and warrants	3,335	3,147	3,364	5,230

	37,060	39,637	37,427	39,415

Earnings per share	$1.75	$1.30	$4.58	$3.18

For the three months ended September 30, 2003, and 2002, 534,750 and 141,750, stock options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2003 and 2002, 534,750 and 181,750, stock options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three and nine months ended September 30, 2003, we have excluded the effect of 6.0 million common shares related to the conversion of our convertible notes. These shares were excluded because none of the events which trigger conversion have occurred. Events which trigger conversion include (i) closing stock price in excess of $38.28 for twenty of the last thirty trading days during a calendar quarter; (ii) a decrease in the price of the bonds below a predetermined level; or (iii) a two rating downgrade by a ratings agency of the convertible notes. Once any of these events have occurred, the bonds become convertible for the remainder of their term. Once the bonds are convertible, they will be included in diluted earnings per share as follows: earnings are adjusted for the after tax impact of the interest expense and the 6.0 million shares are included in shares outstanding on a weighted-average basis.

12.    Segment Reporting

We provide, through our origination divisions, a broad range of mortgage products. Our management measures the revenue streams of each of our lending divisions separately. Further, we have a servicing division with operations distinct from our lending operations. The table below provides revenues and income before taxes by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loan originations and purchases
Wholesale	$7,702,767	$3,293,693	$16,910,953	$8,316,090
Retail	936,041	529,380	2,220,323	1,407,516

	$8,638,808	$3,823,073	$19,131,276	$9,723,606

Segment revenues
Wholesale	$220,352	$134,625	$552,482	$334,887

Retail	28,266	23,287	74,083	59,961

Servicing and other income	8,296	8,466	26,801	24,705

Total revenues	$256,914	$166,378	$653,366	$419,553

Segment income before taxes
Wholesale	$100,036	$86,218	$253,802	$191,192

Retail	8,416	2,180	30,418	8,537

Servicing and other income	3,099	(709)	9,522	13,963

Income before taxes	$111,551	$87,689	$293,742	$213,692

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

We originate and purchase loans through our wholesale and retail divisions. Wholesale loans are either originated through or purchased from independent mortgage brokers by the Wholesale Division of our subsidiary, New Century Mortgage Corporation. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage Corporation’s five regional processing centers, our network of branch offices and central retail telemarketing unit and through the strategic alliances of one of our subsidiaries, The Anyloan Company, with third parties who broker their non-prime production through us. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. Until 2003, we structured such securitizations as off-balance sheet securitizations. Beginning in 2003, we have elected to structure our securitizations as on-balance securitizations. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996.

Loan Originations and Purchases

As of September 30, 2003, our Wholesale Division operated through 15 regional operating centers. Our Wholesale Division originated or purchased $16.9 billion in loans during the nine months ended September 30, 2003. As of September 30, 2003, our Retail Division operated through 3 regional processing centers and 71 sales offices, including our centralized telemarketing unit. The Anyloan Company operated through 2 centralized regional processing centers. The Retail Division and the Anyloan Company originated or purchased $2.2 billion in loans during the nine months ended September 30, 2003.

Loan Sales and Securitizations

Historically, one of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and off-balance sheet securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In an off-balance sheet securitization transaction structured as a sale, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a NIM transaction concurrent with or shortly after an off-balance sheet securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans. In 2003, we have also employed a securitization structure that does not result in gain on sale at the time of the transaction, but rather yields interest income as the payments on the underlying mortgages are received. See “On-Balance Sheet Securitizations” below.

The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Premium whole loan sales	$4,854,522	$3,491,613	$13,782,787	$8,300,478
Off-balance sheet securitizations	—	—	—	845,477

Total premium sales	4,854,522	3,491,613	$13,782,787	9,145,955
Discounted whole loan sales	83,420	71,282	191,496	181,632
Total sales	4,937,942	3,562,895	13,974,283	9,327,587

On-balance sheet securitizations	1,502,872	—	2,708,887	—

Total secondary market transactions	$6,440,814	$3,562,895	$16,683,170	$9,327,587

On-Balance Sheet Securitizations

During the nine months ended September 30, 2003, we completed three securitizations totaling $2.7 billion, all of which were structured as on-balance sheet securitizations for accounting purposes under SFAS No. 140. This “portfolio-based” accounting treatment is designed to more closely match the recognition of income with the receipt of cash payments. Also, this on-balance sheet securitization structure is consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would an off-balance sheet securitization. During the nine months ended September 30, 2002, we did not complete any on-balance sheet securitizations.

Off-Balance Sheet Securitizations

During the nine months ended September 30, 2003, we did not complete any off-balance sheet securitization transactions. During the nine months ended September 30, 2002, we completed one $845.5 million off-balance sheet securitization.

At the closing of an off-balance sheet securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the OC Account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we base assumptions for CPR and loss to project performance of the security from that date forward. If the actual performance of the security differs materially from the base assumptions with respect to CPR or loss, we make adjustments. We then use the London Interbank Offer Rate, or LIBOR, forward curve to project future interest rates and finalize cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At September 30, 2003, we used discount rates of 12% for residual interests and 14% for residual interests through NIM transactions.

During the nine months ended September 30, 2003 and 2002, as a result of our quarterly evaluation of the residual interests, we recorded a $1.5 million decrease and a $9.6 million increase in the fair value of the residual assets, respectively. The 2003 adjustments resulted from slight changes in assumptions, while the 2002 adjustments related to the interest rate environment, as well as changes in prepayment and loss assumptions.

Discounted Loan Sales

The following table illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2003		2002
	Principal	Discount	Principal	Discount
Repurchases from whole loan investors and other discounted sales	$83,420	(4.43%)	$59,422	(12.3%)
Elective pool repurchases	—	—	11,860	(45.1%)

Total discounted sales	$83,420	(4.43%)	$71,282	(17.9%)

For the quarter ended September 30, 2003, we sold $83.4 million in loans that had been repurchased from or rejected by whole loan investors, compared to $71.3 million in loans for the same period in 2002. While discounted sales increased in 2003, as a percentage of whole loans sales they actually declined from 2.0% for the quarter ended September 30, 2002 to 1.7% for the quarter ended September 30, 2003, as a result of lower repurchase rates in 2003.

There were no repurchases from securitized pools during the third quarter of 2003, compared to $11.9 million in 2002. Such repurchases in 2002 were designed to manage triggers that disrupt cash flows to us as the residual holder. Where delinquency and loss rates jeopardize the release of these cash flows, we generally repurchase loans from the pools. The pooling and servicing agreements require the repurchase of the most delinquent loans first, resulting in more severe discounts. While the losses we recognized as a result of these repurchases were no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allowed us to preserve cash flow and residual value, as well as control the ultimate disposition of the loans.

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

Allowance for losses on securitized loans held for investment

In connection with our on-balance sheet securitizations, we establish an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, we estimate losses using “static pooling”, which stratifies the loans held for investment into separately identified pools. Using analytical and formula-driven techniques, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the loans receivable held for investment portfolio. Provision for losses is charged to our consolidated statement of operations. Losses incurred on loans receivable held for investment are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, our level of provisioning and/or allowance may change.

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

Accordingly, the residual interests (“Residuals”) described above are a significant asset of New Century. In determining the value of the Residuals, we must estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.49% to 3.98% for adjustable-rate securities and 2.18% to 5.19% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.92% at September 30, 2003. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). Our prepayment curve and default estimates have resulted in weighted average lives of between 2.39 to 2.88 years for our adjustable-rate securities and 2.54 to 3.64 years for our fixed-rate securities.

We perform an evaluation of our Residuals quarterly, which takes into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

Allowance for repurchase losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance. We consider this allowance to be adequate to cover future repurchases.

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

Derivative Instruments Designated as Hedges

During the three months ended September 30, 2003 we accounted for certain Euro dollar futures contracts previously designated and documented as hedges pursuant to the requirements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).” Pursuant to FAS 133 these Euro dollar futures contracts have been designated as hedging the exposure to variability of cash flows from our on-balance sheet securitizations attributable to interest rate risk. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge is reported in other comprehensive income, and the ineffective portion is reported in current earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Gain on sale of loans	63.7%	77.3%	66.7%	74.0%
Interest income	33.1%	17.7%	29.2%	20.1%
Residual interest income	2.3%	5.0%	2.8%	5.9%
Servicing income	0.9%	—	1.3%	—

Total revenues	100.0%	100.0%	100.0%	100.0%
Total expenses	56.6%	47.3%	55.0%	49.1%

Earnings before income taxes	43.4%	52.7%	45.0%	50.9%
Income taxes	18.2%	21.7%	18.7%	21.0%

Net earnings	25.2%	31.0%	26.3%	29.9%

As our portfolio of on-balance sheet securitizations increases, a greater percentage of our revenues come from interest income. Our expenses, other than interest expense, tend to relate more to production volume than revenues. Therefore, expenses as a percentage of revenues are higher during the third quarter of 2003 than the same period in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Originations and Purchases

We originated and purchased $19.1 billion in loans for the nine months ended September 30, 2003, compared to $9.7 billion for the nine months ended September 30, 2002. Wholesale loan originations and purchases were $16.9 billion, or 88.4% of total originations and purchases for the nine months ended September 30, 2003. Retail loan originations and purchases were $2.2 billion, or 11.6%, of total originations and purchases for the nine months ended September 30, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $8.3 billion, or 85.5%, and $1.4 million, or 14.5%, respectively, of total originations and purchases. The increase in 2003 is a result of our geographic expansion efforts, as well as an increase in our market share.

Loan Sales and Securitizations

Whole loan sales increased to $13.8 billion for the nine months ended September 30, 2003, from $8.3 billion for the corresponding period in 2002, an increase of 66.3%. This increase is the result of higher production volume. In addition, we completed three on-balance sheet securitization transactions totaling $2.7 billion during the first nine months of 2003, compared to $845.5 million in loans sold through an off-balance sheet securitization transaction in 2002.

Revenues

Total revenues for the nine months ended September 30, 2003, increased by 55.7% to $653.4 million, from $419.6 million for the same period a year ago. This increase was primarily due to a 40.4% increase in gain on sale of loans and a 126.0% increase in interest income, partially offset by a 24.4% decrease in residual interest income.

Gain on Sale

Gain on sale of loans increased to $435.7 million, a 40.4% increase for the nine months ended September 30, 2003, compared to the same period last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales. The components of the gain on sale of loans are illustrated in the following table:

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Cash gain from loan sale transactions	$559,149	$380,922
Gain from securitization of loans	—	45,030
Non-cash gain from servicing asset	7,777	4,611
Cash gain on sale of servicing rights	45,328	10,050
Securitization expenses	—	(2,706)
Accrued interest	—	(5,226)
Provision for losses	(4,946)	(34,884)
Fair value adjustment of residual securities	(1,494)	9,555
Non-refundable loan fees (1)	102,741	80,446
Premiums paid (2)	(127,362)	(67,735)
Origination costs	(131,500)	(83,650)
Hedging gains losses	(13,979)	(25,992)

Gain on sales of loans	$435,714	$310,421

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 126.2% to $190.9 million for the nine months ended September 30, 2003, compared to $84.4 million for the same period in 2002. This increase was the result of higher average loan inventory throughout 2003 as well as interest earned on an average balance of $739.4 million in loans held for investment. Loan inventory was higher due to increased production volume in 2003.

Residual Interest Income

Residual interest income decreased 24.4% to $18.6 million for the nine months ended September 30, 2003, compared to $24.6 million for the corresponding period in 2002, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $8.2 million for the nine months ended September 30, 2003, from $135,000 for the nine months ended September 30, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. The total portfolio of loans serviced by us was $9.7 billion on September 30, 2003, consisting of $3.2 billion of loans held for sale, $4.3 billion of loans sold servicing retained, and $2.2 billion of interim servicing.

Expenses

Operating expenses increased 74.6% to $359.6 million for the nine months ended September 30, 2003, compared to $205.9 million for the comparable period in 2002, due primarily to increases in personnel expenses and interest expense. Personnel expenses increased to $172.2 million for the nine months ended September 30, 2003, from $101.4 million for the same period in 2002, an increase of 69.8%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 3,455 on September 30, 2003, compared to 2,271 on September 30, 2002, an increase of 52.1%. Interest expense increased to $65.2 million for the nine months ended September 30, 2003, from $36.2 million for the same period in 2002, primarily due to an increase in average outstanding balances on our warehouse and aggregation lines due to higher production volume, as well as interest expense on the bond financing on the securitized mortgage loans.

Income Taxes

Income taxes increased to $122.3 million for the nine months ended September 30, 2003, from $88.3 million for the comparable period in 2002. This increase was due to a $80.1 million increase in pretax income resulting from higher production volume and an increase in the effective tax rate from 41.3% in 2002 to 41.6% in 2003.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Originations and Purchases

We originated and purchased $8.6 billion in loans for the three months ended September 30, 2003, compared to $3.8 billion for the three months ended September 30, 2002. Wholesale loan originations and purchases were $7.7 billion, or 89.2% of total originations and purchases for the three months ended September 30, 2003. Retail loan originations and purchases were $936.0 million, or 10.8%, of total originations and purchases for the three months ended September 30, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $3.3 billion, or 86.1%, and $529.4 million, or 13.9%, respectively, of total originations and purchases. The increase in 2003 is a result of our geographic expansion efforts, as well as an increase in our market share.

Loan Sales and Securitizations

Whole loan sales increased to $4.9 billion for the three months ended September 30, 2003, from $3.5 billion for the corresponding period in 2002, an increase of 40%. This increase is the result of higher production volume. We also completed a $1.5 billion on-balance sheet securitization transaction during the third quarter of 2003.

Revenues

Total revenues for the three months ended September 30, 2003, increased by 54.4% to $256.9 million, from $166.4 million for the same period a year ago. This increase was primarily due to a 27.4% increase in gain on sale of loans and a 188.0% increase in interest income, partially offset by a 29.7% decrease in residual income.

Gain on Sale

Gain on sale of loans increased to $163.6 million, a 27.4% increase for the three months ended September 30, 2003, compared to the same period last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales. The components of the gain on sale of loans are illustrated in the following table:

	Three Months Ended September 30,
	2003	2002
	(dollars in thousands)
Cash gain from loan sale transactions	$203,115	$167,525
Cash gain on sale of servicing rights	21,218	—
Provision for losses	(533)	(4,581)
Fair value adjustment of residual securities	(3,100)	10,268
Non-refundable loan fees (1)	40,905	28,719
Premiums paid (2)	(43,100)	(30,591)
Origination costs	(47,600)	(32,800)
Hedging (losses)	(7,275)	(10,139)

Gain on sales of loans	$163,630	$128,401

(1)	Non-refundable loan fees represent points and fees collected from borrowers.

(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 188.1% to $85.0 million for the three months ended September 30, 2003, compared to $29.5 million for the same period in 2002. This increase was the result of higher average loan inventory during the third quarter of 2003 as well as interest earned on roughly $1.3 billion in loans held for investment. Loan inventory was higher due to increased production volume in 2003.

Residual Interest Income

Residual interest income decreased to $5.9 million for the three months ended September 30, 2003, from $8.4 million for the corresponding period in 2002, a decrease of 29.8%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $2.4 million for the three months ended September 30, 2003, from $73,000 for the three months ended September 30, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. The total portfolio of loans serviced by us was $9.7 billion on September 30, 2003, consisting of $3.2 billion of loans held for sale, $4.3 million of loans sold servicing retained, and $2.2 billion of interim servicing.

Expenses

Operating expenses increased to $145.4 million for the three months ended September 30, 2003 from $78.7 million for the comparable period in 2002, an increase of 84.6%, due primarily to increases in personnel expenses and interest expense. Personnel expenses increased to $72.5 million for the three months ended September 30, 2003, from $41.2 million for the same period in 2002, an increase of 76.0%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 3,455 on September 30, 2003, compared to 2,271 on September 30, 2002, an increase of 52.1%. Interest expense increased to $27.9 million for the three months ended September 30, 2003, from $12.7 million for the same period in 2002, primarily due to an increase in average outstanding balances on our warehouse and aggregation lines due to higher production volume, as well as interest expense on the bond financing on the securitized mortgage loans.

Income Taxes

Income taxes increased to $46.7 million for the three months ended September 30, 2003, from $36.2 million for the comparable period in 2002. This increase was due to a $23.9 million increase in pretax income resulting from higher production volume, as well as an increase in the effective tax rate from 41.3% in 2002 to 41.8% in 2003.

Liquidity and Capital Resources

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale. The amount of credit arrangements we seek is based on our expectations of future origination volume.

We use our warehouse lines of credit with Bank of America, N.A., UBS Warburg Real Estate Securities Inc., Citigroup Global Markets Realty Corp., Morgan Stanley Mortgage Capital Inc., CDC Mortgage Capital, Greenwich Capital Financial Products, Inc., and Bear Stearns, as well as the asset backed commercial paper note facility to finance the actual funding of our loan originations and purchases. After we fund loans on our warehouse lines and all loan documentation is complete, we generally transfer the loans to one of our two aggregation facilities with Salomon Brothers and Morgan Stanley. We then sell the loans through securitizations or whole loan sale transactions, or a mixture of both, within one to three months and pay down the aggregation facilities with the proceeds from the sales or the permanent financing with on-balance sheet securitizations.

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

Bank of America Warehouse Facility.    In May 2002, we entered into a credit facility with Bank of America that was increased to $750 million in May 2003. The facility allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of September 30, 2003, the balance outstanding under the facility was $146.9 million.

UBS Warburg Warehouse Facility.    In May 2002, we entered into repurchase agreement with UBS Warburg Real Estate Securities Inc. that was increased to $1 billion, $250 million of which is uncommitted, in September 2003. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of September 30, 2003, the balance outstanding under the facility was $126.6 million.

CDC Warehouse and Aggregation Facility.    We have a $570 million repurchase agreement with CDC Mortgage Capital Inc. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in September 2004, and bears interest based on a margin over the one-month LIBOR. As of September 30, 2003, the balance outstanding under the facility was $427.5 million.

Asset-Backed Commercial Paper Note Facility Agreement.    We have a $2.0 billion commercial paper note facility that allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in September 2006, and bears interest based on a margin over the one-month LIBOR. As of September 30, 2003, the balance outstanding under the facility was $1.499 billion.

Citigroup Warehouse Facility.    As of September 30, 2003, we have a $150 million facility with Citigroup Global Markets Realty Corp. that bears interest based on a margin over the one-month LIBOR. The facility allows for funding of loan originations and expires in December 2003. On September 16, 2003, we received a temporary increase of this facility from $150 million to $250 million which expired on October 15, 2003. As of September 30, 2003, the outstanding balance under the facility was zero.

Citigroup Aggregation Facility.    As of September 30, 2003, we had a $650 million aggregation facility with Citigroup Global Markets Realty Corp. that bears interest based on a margin over the one-month LIBOR. The facility expires in December 2003. On September 16, 2003, we received a temporary increase of this facility from $650 million to $800 million which expired on September 23, 2003. As of September 30, 2003, the outstanding balance under the facility was $356.7 million.

Citigroup Loan Agreement for Delinquent and Problem Loans.    We have a $50.0 million Master Loan and Security Agreement with Citigroup Global Markets Realty Corp. that is secured by delinquent or problem loans and by properties we obtained in foreclosures. The facility expires in December 2003, and bears interest based on a margin over one-month LIBOR. As of September 30, 2003, the balance outstanding under the facility was $10.5 million.

Morgan Stanley Warehouse and Aggregation Facility.    We have a $1.3 billion warehouse and aggregation facility with Morgan Stanley Mortgage Capital Inc. which was amended in September 2003 to allow for both loan origination and aggregation of loans. The facility expires in December 2003, and bears interest based on a margin over the one-month LIBOR. On September 15, 2003, we received a temporary increase of this facility from $1.3 billion to $1.6 billion which expired on October 15, 2003. As of September 30, 2003, the balance outstanding under the facility was $717.0 million.

Greenwich Capital Financial Products Facility.    We have a $100 million Greenwich Capital Financial Products, Inc. that bears interest based on a margin over one-month LIBOR. The facility allows for funding of loan originations and expires in September 2004. As of September 30, 2003, the outstanding balance under the facility was $3.2 million.

Bear Stearns Facilities.    On October31, 2003 we entered into a $400 million credit facility with Bear Stearns that bears interest based on a margin over one-month LIBOR. The facility allows for funding of Alt-A loan originations and expires in October 2004. As of September 30, 2003, we had a temporary line with Bear Stearns and the outstanding balance under the facility was $913.7 million.

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of September 30, 2003, the balance outstanding under these borrowing arrangements was $21.4 million.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. This facility expires in August 2004.

On-Balance Sheet Securitizations

Prior to 2003, we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIM transactions closed concurrent with our securitization. During 2003, we completed three on-balance sheet securitizations, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability.

In January 2003, we completed an on-balance sheet securitization backed by $494 million of fixed- and adjustable-rate mortgage loans originated by us. The net cash investment in this transaction was $22.2 million. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $11.8 million at September 30, 2003.

In July 2003, we completed an on-balance sheet securitization backed by $712 million of fixed- and adjustable-rate mortgage loans originated by us. The net cash investment in this transaction was $17.8 million. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $5.6 million at September 30, 2003.

In September 2003, we completed an on-balance sheet securitization backed by $1.5 billion of fixed- and adjustable-rate mortgage loans originated by us. The net cash investment in this transaction was $45.1 million. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $1.9 million at September 30, 2003.

Stock Repurchase

Life-to-date through September 30, 2003, we have repurchased a total of $103 million of our equity, including 3.8 million shares under our stock repurchase program. During the third quarter of 2003, we repurchased 1.4 million shares of our common stock at an average price of $24.47.

In addition to the remaining shares previously authorized for repurchase, on October 1, 2003 our Board of Directors approved an additional 1.0 million shares for repurchase under our stock repurchase program, bringing the total authorized to repurchase in future quarters to 2.0 million shares.

We expect to continue to fund stock repurchases with available corporate liquidity. We anticipate that the number of shares to be purchased and the time of the purchase will be based upon the stock price, level of cash balances, general business conditions and other factors including alternative investment opportunities. These purchases may be made in the open market, through block trades or in privately negotiated transactions.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there are $2.1 billion in loans owned by off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are qualifying “special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of September 30, 2003, in connection with our strategy to mitigate interest rate risk in our residual assets, our loans held for investment and our loans held for sale, we had approximately $21.9 billion notional amount of Euro dollar futures contracts outstanding, expiring from December 2003 through September 2007.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2003 (dollars in thousands):

	Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Contractual Obligations:
Capital leases	$21,439	10,335	11,104	—	—
Operating leases	$47,447	13,297	21,497	12,585	68

Cash Flow

For the nine months ended September 30, 2003, cash flow from operations was $130.9 million, compared to $199.7 million in 2002. This decrease is due primarily to (i) $49.7 million in income tax payments in excess of the income tax expense for the nine months ended September 30, 2003 and (ii) lower loan sales than loans funded in 2003, due to our on-balance sheet securitization strategy.

For the nine months ended September 30, 2003, cash used in investing activities was $3.8 billion compared to $16.6 million for the nine months ended September 30, 2002. This increase is due to loans acquired for investment for the on-balance sheet securitizations completed in January and September 2003.

For the nine months ended September 30, 2003, cash from financing activities was $3.8 billion compared to a usage of $141.1 million for the nine months ended September 30, 2002. This increase is due mainly to bond financing on securitized mortgage loans in January, June, and September 2003, as well as the repayment of residual financing of $59.2 million and subordinated debt of $40 million in 2002, partially offset by an increase in stock repurchases from $22.5 million in 2002 to $58.6 million in 2003.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under the current warehouse facility, (iv) servicing related advance requirements, and (v) income tax payments arising from the recognition of gain on sale of loans. We also require cash to fund ongoing operating and administrative expenses, including capital expenditures. Our sources of operating cash flow include: (i) cash premiums obtained in whole loan sales and securitizations, (ii) mortgage origination income and fees, (iii) interest income, (iv) cash flows from residual interest in securitizations, and (v) servicing fee income.

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

Convertible Senior Notes Private Offering

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due July 3, 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes bear interest at a rate of 3.50% per year and will be convertible into our common stock at a conversion price of $34.80 per share upon the occurrence of certain events. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003.

On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes.

The maximum number of shares of our common stock into which these notes may be convertible is 6,034,686, subject to certain adjustments under the terms of the notes. At the time we issued the notes, we did not have sufficient remaining authorized shares of common stock to reserve the full number of shares issuable upon conversion of all of the notes. At the time we issued the notes, we agreed to seek stockholder approval to amend our Amended and Restated Certificate of Incorporation to increase the authorized shares of our common stock to a number sufficient to permit conversion of all of the notes into shares of our common stock. Our stockholders approved this amendment on September 10, 2003. In addition, the convertible debt term allows for the bondholder’s conversion rate to adjust if the dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors.

In connection with the convertible debt transaction, we entered into two agreements to simultaneously purchase and sell call options on our common stock. We may exercise the option that we purchased at any time to acquire 6,034,675 shares of our common stock at a strike price of $34.80 per share. We sold a warrant to an affiliate of one of the initial purchasers of the notes. They may exercise the warrant upon maturity of the notes to purchase from us up to 6,034,668 shares of our common stock at a price of $47.59 per share, subject to certain anti-dilution and other customary adjustments. The warrant may be settled in cash, in shares or in a combination of cash and shares, at our option. If, at the time the warrant were to be exercised, we were to have an insufficient number of authorized shares of our common stock to deliver to the warrant holder, we would be obligated to issue shares of our Series 2003A Convertible Preferred Stock in lieu of shares of our common stock. Holders of our Series 2003A Convertible Preferred Stock would be entitled to voting and dividend rights and other rights, preferences and privileges as provided in our Certificate of Designation that we filed with the Secretary of State of the State of Delaware on July 2, 2003.

We expect to use the remaining net proceeds to pursue on-balance sheet securitization strategies and other strategic opportunities, to continue our stock repurchase program and for other general corporate purposes.

The notes were only offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act. The notes and common stock issuable under the notes have not been registered under the Securities Act or the securities laws of any other jurisdiction. Unless they are registered, the notes may be offered and sold only in transactions that are exempt from registration under the Securities Act. New Century has filed a registration statement, which has become effective, to permit the public resale of the notes and the common stock issuable under the notes.

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

Quarterly Dividend

On October 1, 2003, our Board of Directors approved a quarterly cash dividend at the rate of $0.10 per share to be paid on October 31, 2003 to stockholders of record at the close of business on October 15, 2003. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

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

The following table summarizes the sensitivity analysis of change in the fair value of our residual interests as of September 30, 2003 and December 31, 2002 (without giving effect to the impact of outstanding derivative positions designed to mitigate risk):

	Change in fair value as of:
	September 30, 2003	December 31, 2002
Increase of 100 basis points	(6.12%)	(6.87%)
Increase of 50 basis points	(3.27%)	(3.90%)
Decrease of 50 basis points	3.62%	4.21%
Decrease of 100 basis points	7.60%	8.69%

(1)	Change in fair value is measured based on the increase or decrease in value assuming a parallel shift in the forward LIBOR curve.

Item 4.    Controls and Procedures

As of September 30, 2003, the end of our third quarter, our management, including our chief executive officer, chief financial officer and president and chief operating officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer, chief financial officer and president and chief operating officer concluded, as of September 30, 2003, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below we have provided updates on those matters as to which there were material developments during the third quarter of 2003.

(a) Grimes.    In June 2001, we were served with a class action complaint filed in the U.S. District Court for the Northern District of California by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage Corporation, one of New Century Financial Corporation’s wholly-owned subsidiaries. The action seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public for an alleged violation of the Federal Truth in Lending Act (TILA) and Business & Professions Code § 17200. The judge held that New Century Mortgage had not violated the TILA and dismissed the 17200 claim without prejudice. The plaintiffs appealed in February 2002 and in August 2003, the U.S. Court of Appeals ruled that a material issue of fact as to the existence and terms of the contract remained, reversed summary judgment and remanded the case for further proceedings. The case will now proceed in the District Court.

(b) Barney.    In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. The Company filed a motion to dismiss in February 2002; the case was then consolidated with other similar cases filed against other lenders. Our motion to dismiss was granted in August 2002. The plaintiff in our individual case filed an appeal in September 2002. The appeal was consolidated and briefs filed by the parties in June and August; oral argument has been scheduled for December 2, 2003.

(c) Overman.    In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial Corporation, New Century Mortgage Corporation, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code Sections 17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint on July 10, 2003, and on September 12, 2003, the judge granted our demurrer challenging their claims in part. The Consumers Legal Remedies claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. We filed our answer to the plaintiffs’ amended complaint in September 2003 and advised the plaintiffs of its intention to file a §128.7 sanctions motion seeking dismissal of the case. A hearing on our motion was set by the Court for November 25, 2003.

(d) Bernstein.    In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage Corporation in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. The plaintiffs filed an amended complaint on May 1, 2003 and on September 18, 2003 the judge granted New Century Mortgage Corporation’s motion to dismiss with respect to the Illinois Consumer Fraud Act and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. Discovery is proceeding.

(e) Encore Credit Corporation.    In March 2002, New Century Mortgage Corporation initiated a lawsuit against Encore Credit Corporation, an entity formed by some former employees, in the Superior Court of Orange County, California. The complaint alleges intentional inducement of breach of contract, intentional interference with prospective economic advantage, trade secret misappropriation, unfair competition, conversion, breach of fiduciary duties and seeks specific performance of contractual allegations.

Mediation was held in June but was unsuccessful; trial commenced on September 8, 2003. The case settled on September 23, 2003 after New Century Mortgage Corporation rested its case. The parties agreed to mutual dismissals, with prejudice, of their respective claims with each side bearing its own fees and costs.

(f) England.    In April 2003, we were served with a complaint seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee, against New Century Financial Corporation, New Century Mortgage Corporation, Worth Funding Incorporated, and The Anyloan Company. The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the Company’s Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act. The plaintiffs are currently moving to dismiss this case. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and has been ordered consolidated with the first action.

(g) Klas.    In June 2003, New Century Financial Corporation and New Century Mortgage Corporation were served with a complaint seeking class action status and alleging failure to pay overtime wages in violation of the federal Fair Labor Standards Act. The case was filed in the U.S. District Court, District of Minnesota, by Michael Klas, a former loan officer of New Century Mortgage Corporation’s retail branch in Minnesota. We filed our answer in July 2003. In September 2003, we filed our Motion to Dismiss the entire case due to the fact that similar claims were raised in the earlier filed England case; the Motion is set for hearing in January 2004.

(h) Ines & Marquez.    In October 2003, New Century Mortgage Corporation was served with a complaint filed by Canales Jose Ines and Maria S. Marquez seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint also named the broker, title company and related parties as defendants: Tamayo Financial Title, Inc., Presidential Title, Inc., Juan Tamayo Jr., Jose Tamayo and Luis Tamayo. The complaint alleges violations of the Federal Truth in Lending Act related to the fees charged for title insurance and recording fees. The class is estimated to include less than 100 loans. New Century Mortgage Corporation’s response is due on December 3, 2003.

(i) Wade.    In October 2003, New Century Mortgage Corporation was served with a complaint filed by Denise Wade seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint was filed by the same attorney as the Ines case and named the broker, title company, and current servicer: Providential Bancorp, Ltd., Jet Title Services, LLC, and Ocwen Federal Bank, FSB. The complaint similarly alleges violations of the Federal Truth in Lending Act related to the fees charged for title insurance and recording fees. The class is estimated to include less than 100 loans. New Century Mortgage Corporation’s response is due on December 3, 2003.

We are also a party to various legal proceedings arising out of the ordinary course of our business. We believe that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.    Change in Securities and Use of Proceeds

On July 31, 2003, we issued 3,959 shares of restricted common stock to one of our senior officers under our 1999 Incentive Compensation Plan. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such act and Regulation D promulgated thereunder.

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due 2008, pursuant to Rule 144 under the Securities Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Convertible Senior Notes Private Offering.”

Item 4.    Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on September 10, 2003. At the meeting, the stockholders approved a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 45,000,000 to 100,000,000 shares.

Of the 31,627,489 shares represented and voting in person or by proxy at the Special Meeting, 27,645,284 shares were voted for the proposal, 3,964,117 shares were voted against the proposal and 18,088 shares abstained from voting.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

See “Exhibit Index”.

(b)	Reports on Form 8-K

On July 3, 2003, we filed a report on Form 8-K under Item 5 reporting that we had issued one press release announcing our intention to offer a private placement of an expected $175 million of Convertible Senior Notes due 2008 and another press release announcing the pricing of this offering.

On July 17, 2003, we filed a report on Form 8-K under Item 5 reporting that we had issued a press release announcing that the initial purchasers of our recently completed private offering of $175 million of 3.50% Convertible Senior Notes due 2008, exercised their option, in full, to acquire an additional $35 million principal amount of the notes.

On July 24, 2003, we filed a report on Form 8-K under Item 12 reporting that we had announced financial results for the quarter ended June 30, 2003.

On September 12, 2003, we filed a report on Form 8-K under Item 5 reporting that (1) we had entered into a Servicer Advance Financing Facility with Citigroup Global Markets Realty Corp. for the purpose of financing advances made on mortgage loans being serviced by New Century Mortgage Corporation, (2) we had issued a press release announcing we had established, through a wholly-owned subsidiary, a new $2 billion asset-backed extendable short term note facility, (3) we had amended the Second Amended and Restated Master Repurchase Agreement with CDC Mortgage Capital Inc. to permit us to enter into two financing transactions and to increase the number of shares we are permitted to repurchase under our stock repurchase program, and (4) at a special meeting held on September 10, 2003, our stockholders had approved a proposal to increase the number of authorized shares of common stock from 45 million to 100 million.

On September 26, 2003, we filed a report on Form 8-K under Item 5 reporting that we had filed a press release announcing the settlement of a lawsuit filed by New Century Mortgage Corporation against Encore Credit Corp.

On October 10, 2003, we filed a report on Form 8-K under Item 5 reporting that we had (1) amended our Amended and Restated Master Loan and Security Agreement with Morgan Stanley Mortgage Capital Inc. to temporarily increase the maximum credit available under the applicable facility from $1.3 billion to $1.6 billion, (2) amended our Amended and Restated Guaranty with Morgan Stanley Mortgage Capital Inc. to increase the permitted maximum ratio of indebtedness to tangible net worth from 8:1 to 10:1, (3) amended our Letter Agreement with Citigroup Global Markets Realty Corp. to temporarily increase the maximum credit available under the applicable facility from $600 million to $800 million, (4) amended our Master Repurchase Agreement with Citigroup Global Markets Realty Corp. to temporarily increase the maximum credit available under the applicable facility from $150 million to $250 million, (5) entered into a Master Repurchase Agreement with Bear Stearns Mortgage Capital Corporation with maximum available credit of $100 million and expected expiration date in October 2003, (6) entered into a Guaranty with Bear Stearns Mortgage Capital Corporation, and (7) amended our Second Amended and Restated Loan Purchase Agreement with CDC Mortgage Capital Inc. to increase the leverage ratio from 8:1 to 10:1 and increase the maximum number shares that we may purchase under our share repurchase program from 4 million shares to 5 million shares. We also reported under Item 5 that Mr. Stergios Theologides, our Executive Vice President – Corporate Affairs, General Counsel and Secretary, had entered into a stock trading plan designed to comply with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The plan allows for the sale of a total of 22,000 shares of our common stock over a period of approximately 15 months.

On October 15, 2003, we filed a report on Form 8-K under Item 5 reporting that we had issued a press release announcing our intention to file a registration statement on Form S-3 to cover the resale of our 3.50% Senior Convertible Notes due 2008, and the underlying shares of common stock into which the notes are convertible, previously sold by New Century in a private offering pursuant to Rule 144A. In connection with the filing of the registration statement on Form S-3, we also disclosed material developments since June 30, 2003 in various legal proceedings.

On October 17, 2003, we filed a report on Form 8-K under Item 5 reporting that we had issued a press release announcing that we had filed a registration statement on Form S-3 to cover the resale of our 3.50% Senior Convertible Notes due 2008, and the underlying shares of common stock into which the notes are convertible, previously sold by us in a private offering pursuant to Rule 144A.

On October 23, 2003, we filed a report on Form 8-K under Items 5 and 12 reporting that we had issued a press release announcing our financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: November 14, 2003	By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: November 14, 2003	By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Chief Financial Officer (Principal Financial and Chief Accounting Officer)

DATE: November 14, 2003	By:	/s/ BRAD A. MORRICE
Brad A. Morrice President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*3.1	First Amended and Restated Certificate of Incorporation of New Century Financial Corporation

**3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock

***3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock

*3.4	First Amended and Restated Bylaws of New Century

****3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock

*****3.6	Certificate of Designations for Series 2003A Convertible Preferred Stock

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of New Century Financial Corporation

*4.1	Specimen Stock Certificate

10.1	Master Repurchase Agreement, dated as of October 31, 2003, by and between Bear Stearns Mortgage Capital Corporation and NC Capital Corporation

10.2	Guaranty, dated as of October 31, 2003, by New Century Financial Corporation to Bear Stearns Mortgage Capital Corporation

10.3	Mortgage Loan Purchase and Servicing Agreement, dated as of September 5, 2003, between Von Karman Funding, LLC and New Century Mortgage Corporation

10.4	Security Agreement, dated as of September 5, 2003, between Von Karman Funding LLC and Deutsche Bank Trust Company Americas

10.5	Guaranty, dated as of September 5, 2003, by New Century Financial Corporation in favor of Citibank, N.A.

10.6	Confirmation, dated as of September 5, 2003, between Von Karman Funding LLC and Citibank, N.A.

10.7	Schedule to the Master Agreement dated as of September 5, 2003, between Citibank, N.A. and Von Karman Funding LLC

10.8	Confirmation for Swap Transaction under Existing 1992 Master Agreement, dated as of September 5, 2003, between NC Capital Corporation and Citibank, N.A.

10.9	Schedule to the ISDA Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and NC Capital Corporation

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our Form S-1 Registration Statement (No. 333-25483) as filed with the SEC on September 23, 1997.

**	Incorporated by reference from our Form 8-K as filed with the SEC on December 8, 1998.

***	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997.

****	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2000.

*****	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the SEC on August 13, 2003.