Form 10-K
period 2003-12-31
NEW CENTURY FINANCIAL CORP
filed 2004-03-15
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-22633

NEW CENTURY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0683629
(State or other jurisdiction incorporation or organization)	(I. R. S. Employer Identification Number)

18400 Von Karman, Suite 1000, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $1.0 billion based on the closing sales price for the common stock on such date of $28.96 as reported on the Nasdaq National Market.

As of February 29, 2004, the Registrant had 33,644,944 shares of common stock outstanding.

PART III incorporates information by reference from the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003.

PART I

Item 1.    Business

General

We are one of the nation’s largest mortgage finance companies, providing first and second mortgage products to borrowers nationwide through our operating subsidiaries. We offer mortgage products designed for borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). We have been originating and purchasing these types of loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher risks associated with this segment of the mortgage industry.

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

We originate and purchase loans through our wholesale network of 21,600 independent mortgage brokers and through our retail network of 72 branch offices located in 26 states, as well as our central retail telemarketing unit. We process and close loans through our 20 regional processing centers located in 14 states. Although a significant percentage of our loans are originated in California, we are authorized to do business in all 50 states and regularly originate and purchase loans throughout the country.

In 2003, we originated 91.8% of our loans through our wholesale channel and 8.2% through our retail channel. Of the loans that we originated, 75.1% were refinances of existing mortgages and 24.9% were for the purchase of residential property. Of the refinance transactions, 85.6% were cash-out refinances in which the borrower receives additional proceeds to pay off other debt or meet other financial needs.

In 2003, we adopted a secondary marketing strategy where we sell approximately 80% of our loans for cash in the whole loan market and hold the remaining 20% of our production for investment through on-balance sheet securitizations. We refer to this as our 80-20 secondary marketing strategy. In 2003, we sold 80.8% of our loans through whole loan sale transactions for cash and securitized 19.2% in five transactions totaling $4.9 billion, using the on-balance sheet structure.

Recent Operating Highlights

We achieved several significant operational milestones during 2003, including the following:

•	Significantly Higher Loan Production Volume. We increased our loan origination volume to $27.4 billion in mortgage loans in 2003, a 92.8% increase over 2002 volume of $14.2 billion.

•	Increased Market Share. According to Inside B&C Lending, our share of the non-prime mortgage market increased from 6.7% in 2002 to 8.3% in 2003, a 24.0% increase.

•	Improved Cash Position. Cash and cash equivalents, including restricted cash, of $386.4 million at December 31, 2003 represented a 111% increase over 2002 year-end cash and cash equivalents of $182.9 million.

•	Geographic Diversification. We expanded our production on the East Coast significantly during 2003. Loan production for 2003 in the 13 targeted eastern seaboard states increased from 21% to 27% of total production, a 29% increase over 2002.

•	Balance Sheet Growth. During 2003, we completed five securitizations structured as financings (on-balance sheet securitizations) totaling $4.9 billion in mortgage loans.

•	Increased Web-based Originations. Our FastQual® Web site provides mortgage brokers an automated system designed to improve service through quick, consistent loan answers. Our Wholesale Division’s fourth quarter 2003 FastQual® originations of $5.4 billion represented a 209% increase over the same period in 2002. Likewise, our Retail Division’s Web-based originations of $290.1 million in the fourth quarter of 2003 represented a 494% increase over the same period in 2002. Retail Web-based originations come from a direct mail program using our Web site to provide the information to prospective borrowers and to allow them to complete an application online.

•	Credit Mix. During 2003, we originated a larger percentage of our production in our top two credit grades. 81.1% of our 2003 production consisted of loans in our top two credit grades, compared to 58.6% for 2002. During the same period, production in our bottom two credit grades decreased from 4.8% of total production in 2002 to 3.3% in 2003. The weighted average Fair, Isaac & Company score of our loans originated increased to 612 in 2003 from 597 during 2002.

•	Servicing. In October 2002, we re-established our mortgage servicing operations. Our total mortgage loan servicing portfolio as of December 31, 2003 consisted of $11.6 billion in mortgage loans, including $3.4 billion in mortgage loans held for sale, $5.1 billion in mortgage loans sold with servicing retained (including our mortgage loans held for investment), and $3.1 billion in loans that we are servicing temporarily on behalf of the purchasers thereof.

•	Discounted Loan Sales. Our discounted loan sales for 2003 were 1.2% of total sales, which represented a 47% decrease from 2002.

Recent Financial Highlights

•	Expanded Credit Facilities. During 2003, we expanded our warehouse and aggregation credit facilities from $3.5 billion to $7.4 billion, including an asset-backed commercial paper facility totaling $2.0 billion that we established during the third quarter of 2003.

•	Convertible Debt Transaction. In July 2003, we closed a private offering of $210 million of Convertible Senior Notes due in July 2008. The notes bear interest at a rate of 3.50% per year and are convertible into our common stock at a conversion price of $34.80 per share upon the occurrence of certain events. The proceeds from the transaction were used to finance securitizations, to continue our stock repurchase program, and for other general corporate purposes.

Growth and Operating Strategies

In 2004, we plan to grow the business while at the same time positioning New Century to provide more stable, predictable earnings even when the origination environment becomes less favorable. We plan to do this through several key strategies: (i) strengthening our production franchise, (ii) building our balance sheet, (iii) exploring diversification strategies and (iv) evaluating stockholder return initiatives.

The key tactics for pursuing these strategies include:

•	Strengthening our Production Franchise. We intend to continue to expand our total loan production, market share, and volume on the East Coast and in other metropolitan areas outside of California. We also plan to use technology such as a new loan origination system and our FastQual® Web site to maintain low loan origination costs while providing high levels of service.

•

Building our Balance Sheet. We intend to increase our portfolio of on-balance sheet securitizations during 2004 by securitizing approximately 20% of 2004 production. At the same time we plan to strengthen our cash and liquidity position to protect our franchise and provide the ability to respond to disruptions in the market or other adverse conditions. Strong liquidity allows us to hold loans longer in the event that the secondary market for our loans weakens or becomes unstable due to a temporary disruption. One source of cash and liquidity that supports our business is the sale of 80% of our loans for cash through whole loan sales.

•	Exploring Diversification Strategies. We intend to further diversify our earnings sources by:

•	Expanding our Loan Servicing Program. We plan to increase the size of our servicing portfolio and to pursue the rating of our servicing platform by one or more of the major credit rating agencies during 2004.

•	Increasing Commercial Lending. We began to originate small balance commercial loans (loan amounts of up to $3,000,000) in 2003. We plan to increase our commercial loan production volume during 2004.

•	Pursuing Business Development Opportunities. We plan to evaluate and execute strategic acquisitions and new business opportunities as available.

•	Evaluating Stockholder Return Initiatives. We plan to declare a cash dividend of at least $0.16 per share each quarter. Depending on market conditions, our share price, our cash position and other factors, we may also continue our stock repurchase program. We have also announced that we are evaluating the advantages and disadvantages of converting into a Real Estate Investment Trust. We expect to conclude our analysis in early April 2004.

Strengths and Competitive Advantages

We believe that we have several strengths and competitive advantages that allow us to compete effectively in our business, including:

•	High Quality Customer Service. We strive to make the origination process easy for our borrowers and brokers by providing prompt responses, consistent and clear procedures and an emphasis on ease of use through technology.

•	Strong Secondary Market Relationships. We have developed strong relationships with a variety of large institutional loan buyers, including Morgan Stanley, Credit Suisse First Boston, UBS Warburg, Residential Funding, Bear Stearns, Deutsche Bank, and Goldman Sachs, who consistently bid on and buy large loan pools from us.

•	Performance-Based Compensation Structure. We have implemented a performance-based compensation structure, which allows us to attract, retain and motivate qualified personnel.

•	FastQual® Loan Underwriting Engine. Our Wholesale Division has developed a proprietary Web-based loan underwriting engine, FastQual®, generally providing our brokers and their customers with a response in less than 12 seconds.

•	CloseMore University™. CloseMore University™, our Wholesale Division’s sales training program for brokers, enables us to establish relationships with new brokers and expand our relationship with existing brokers.

•	Advanced Technology for Credit Evaluation. The implementation of our proprietary credit grading and pricing engine has allowed us to produce a more consistent and predictable portfolio of loans.

•	State-of-the-Art Loan Performance Technology. The asset-backed security performance section of our Web site, www.ncen.com, employs new technology to enhance user access to our loan securitization and portfolio information. The site provides data distilled from monthly statements to certificate holders, pre-packaged reports, user-definable data views, deal documents and dynamic data analysis tools that enable users to examine the performance of the loans supporting each of our securitized transactions.

•	Quality Control/Quality Assurance. We have developed a variety of automated and manual pre-funding controls (Quality Control) and post-funding reviews (Quality Assurance) in order to increase the likelihood that we originate loans that comply with applicable laws, as well as with our own internal underwriting guidelines and secondary market requirements.

•	Management Experience and Depth. The members of our senior management team have, on average, over 20 years of experience in the consumer finance sector.

Product Types

We offer both fixed-rate loans and adjustable-rate loans, or ARMs. We also offer loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable rate. At each interest rate adjustment date, we adjust the rate subject to certain limitations on the amount of any single adjustment and a cap on the aggregate of all adjustments.

In addition, our products are available at different interest rates and with different origination and application points and fees, depending on the particular borrower’s risk classification. See “Business—Underwriting Standards.” Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. Our maximum loan amount is generally $500,000 with a loan-to-value ratio of up to 90%. We do, however, offer larger loans with lower loan-to-value ratios through a special jumbo program. We also offer products that permit a loan-to-value ratio of up to 95% for selected borrowers with an internal risk classification of “A+” or of up to 90% for selected borrowers with an internal risk classification of “A-”. We also offer our “AA” product designed to appeal to borrowers of higher credit quality.

Loans originated or purchased by us during 2003 had an average loan amount of approximately $167,000 and an average loan-to-value ratio of 82.1%. If permitted by applicable law and agreed to by the borrower, a loan originated by us may also include a prepayment charge that is triggered by the loan’s full or substantial prepayment early in the loan term. Approximately 80% of the loans we originated or purchased during 2003 included some form of prepayment charge.

Loan Originations and Purchases

•	Our Wholesale Division originates and purchases loans through a network of independent mortgage brokers and correspondent lenders solicited by our account executives. Our account executives provide on-site customer service to the broker to facilitate the loan’s funding. In addition, the Wholesale Division originates mortgage loans through its FastQual® Web site at www.newcentury.com, where a broker can upload a loan request and receive a response generally within 12 seconds.

•	Our Retail Division originates loans directly to the consumer through 72 retail branch offices located in 26 states and a central retail telemarketing unit that originates loans nationwide through one central office. Leads are generated through radio, direct mail, telemarketing and the Internet.

Our Wholesale Division

During 2003, our wholesale originations and purchases totaled $25.1 billion, or 91.8% of our total loan production. As of December 31, 2003, our Wholesale Division operated through 20 regional operating centers located in 14 states and employed 486 account executives.

As of December 31, 2003, we had approved over 21,600 mortgage brokers to submit loans to us. Of the total approved mortgage brokers, we originated loans through approximately 15,400 brokers during 2003. During this period, our ten largest producing brokers originated 7.0% of our wholesale production.

We have designed and implemented a detailed procedure for qualifying, approving and monitoring our network of approved mortgage brokers. We require all brokers to complete an application which requests general business information and copies of all licenses. Upon receipt of the application and supporting documentation, our Broker Services Department scrutinizes the materials for completeness and accuracy. Our Broker Services Department then independently verifies the information contained in the application through (i) a public records Web site to verify the validity and status of licenses and (ii) the Mortgage Asset Research Institute, or MARI, which provides background information from both the public and private sectors.

To be approved, a broker must enter into our standard broker agreement with New Century Mortgage Corporation pursuant to which the broker agrees to abide by the provisions of our Policy on Fair Lending and our Brokers’ Code of Conduct. Each broker also agrees to comply with applicable state and federal lending laws and agrees to submit true and accurate disclosures with regard to loan applications and loans. In addition, we employ a risk management team that regularly reviews and monitors the loans submitted by our brokers.

In wholesale loan originations the broker’s role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as our liaison with the borrower through our lending process. We review and underwrite the application submitted by the broker, approve or deny the application, set the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by us, fund the loan. Because brokers conduct their own marketing and employ their own personnel to complete loan applications and maintain contact with borrowers, originating loans through our Wholesale Division allows us to increase loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations.

Mortgage brokers can submit loan applications in two ways: (i) through an account executive in one of our sales offices or (ii) through FastQual®, our Web-based loan underwriting engine, at www.newcentury.com.

In either case, the mortgage broker will forward the original loan package to the closest regional operating center where the loan is logged in for regulatory compliance purposes, underwritten and, in most cases, approved or denied within 24 hours of receipt. If approved, we issue a “conditional approval” to the broker with a list of specific conditions that have to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. An account manager and the account executive work directly with the submitting mortgage broker who originated the loan to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, we fund loans within 30 days from the date of approval of an application.

FastQual® generally provides the broker with a response in less than 12 seconds. Loan information from the brokers’ own loan operating systems can be automatically uploaded to FastQual®. The system provides all loan products for which the borrower qualifies and thus enables brokers to offer their customers many options. Our FastQual® Web site enables mortgage brokers to evaluate loan scenarios for borrowers, submit loan applications, order credit reports, automatically credit grade the loan, obtain pricing and track the progress of the loan through funding.

Our Wholesale Division also purchases closed loans on an individual or “flow” basis from independent mortgage bankers and financial institutions known as correspondent lenders. We review an application for approval from each lender that seeks to sell us a closed loan. We analyze the mortgage banker’s underwriting guidelines to ensure conformance with our guidelines. We also review their financial condition and licenses. We require each mortgage banker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans the mortgage banker will sell to us. These representations and warranties are comparable to those given by us to the purchasers of our loans. Once the correspondent is approved, we underwrite each loan submitted by them.

The following table sets forth selected information relating to loan originations and purchases through our Wholesale Division during the periods shown:

	For the Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Principal balance (in millions)	$4,236.6	5,319.0	7,991.1	7,581.9
Average loan amount (in thousands)	163	166	182	172
Combined weighted average initial loan-to-value ratio	80.9%	82.3%	81.8%	83.9%
Percent of first mortgage loans	98.8%	98.4%	98.8%	98.3%
Property securing loans:
Owner occupied	94.4%	94.6%	95.1%	94.5%
Nonowner occupied	5.6%	5.4%	4.9%	5.5%
Weighted average interest rate:
Fixed-rate	7.83%	7.86%	6.78%	7.46%
ARMs—initial rate	7.58%	7.42%	7.15%	7.18%
ARMs—margin over index	6.05%	5.52%	5.65%	5.70%

Our Retail Division

During 2003, our Retail Division originated $2.3 billion in loans, or 8.2% of our total loan production. As of December 31, 2003, our Retail Division, including the central retail telemarketing unit, employed 678 retail loan officers. These employees were located in three regional processing centers and 72 sales offices in 28 states.

By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process. Loan origination fees contribute to profitability and cash flow and offset the higher costs of retail lending.

The following table sets forth selected information relating to loan originations through our Retail Division during the periods shown:

	For the Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Principal balance (in millions)	$452.8	484.0	648.7	7,518.9
Average loan amount (in thousands)	123	118	124	172
Combined weighted average initial loan-to-value ratio	78.0%	78.8%	80.4%	83.9%
Percent of first mortgage loans	99.3%	99.0%	97.0%	98.3%
Property securing loans:
Owner occupied	96.5%	96.6%	95.6%	94.5%
Nonowner occupied	3.5%	3.4%	4.4%	5.5%
Weighted average interest rate:
Fixed-rate	8.33%	8.15%	7.66%	7.46%
ARMs—initial rate	8.11%	7.92%	7.81%	7.18%
ARMs—margin over index	6.61%	6.45%	6.22%	5.70%

In January 2004, we merged the loan processing functions of both our Wholesale and Retail Divisions into 20 regional processing centers located in 14 states. The combination of our processing centers is expected to improve consistency and reduce costs.

Marketing

Wholesale Marketing

Our Wholesale Division’s marketing strategy focuses on the sales efforts of its account executives and on providing prompt, consistent service to mortgage brokers and other customers. Our Wholesale Division supplements its strategy with direct mail and fax programs to brokers, advertisements in trade publications, in-house production of collateral sales material, seminar sponsorships, tradeshow attendance, periodic sales contests and its e-commerce Web site, www.newcentury.com.

Another marketing strategy created by our Wholesale Division is CloseMore University™ (“CMU”), an exclusive, one-day interactive workshop. CMU travels to major cities in the United States and invites mortgage brokers in those cities to participate in the workshop. The workshop includes industry specific speakers presenting on topics ranging from how to market to your customer to how to process loans more efficiently. Brokers that attend the seminar are also introduced to our Wholesale Division’s FastQual® system and are provided training on the Web site. This additional marketing strategy has fueled the growth of FastQual® during 2003. The CMU Web site address is at www.closemoreu.com.

Retail Marketing

Our Retail Division’s branch operations unit relies primarily on targeted direct mail and outbound telemarketing to attract borrowers. Our direct mail programs are managed by a centralized staff who create a targeted mailing list for each branch market and oversee the completion of mailings by a third party mailing vendor. All calls or written inquiries from potential borrowers that result from the mailings are tracked centrally and then forwarded to a branch location and handled by branch loan officers.

The direct mail program uses the Retail Division’s Web site, www.newcenturymortgage.com, to provide information to prospective borrowers and to allow them to complete an application online. Under the Central Telemarketing Program, the telemarketing staff solicits prospective borrowers, makes a preliminary evaluation of the applicant’s credit and the value of the collateral property and refers qualified leads to loan officers in the retail branch closest to the customer.

Our Retail Division’s central retail telemarketing unit solicits prospective borrowers through a variety of direct response advertising methods, such as purchased leads from aggregators, radio advertising, direct mail, search engine placement, banner ads, e-mail campaigns and links to related Web sites. The central retail telemarketing unit also markets to our current customer base through direct mail and outbound telemarketing, although such solicitations are not made within the first 12 months after loan origination. In addition, this unit maintains a comprehensive database on all customers with whom it has had contact and markets to these potential customers as well.

Financing Loan Originations and Loans Held for Sale

We require access to credit facilities in order to originate and purchase mortgage loans and to hold them pending their sale or securitization.

We use our credit facilities totaling $5.4 billion provided by Bank of America, UBS Warburg, CDC Mortgage Capital, Bear Stearns, Morgan Stanley, Greenwich Capital, and Citigroup Global Markets Realty to finance the actual funding of our loan originations and purchases. We also fund loans through our $2.0 billion asset-backed commercial paper note facility established in September 2003. We then sell the loans through whole loan sales or securitizations within two to three months and pay down the financing facilities with the proceeds. See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Underwriting Standards

The loans we originate or purchase generally do not satisfy conventional underwriting standards, such as those of Fannie Mae or Freddie Mac. Therefore, our loans are likely to have higher delinquency and foreclosure rates than portfolios of mortgage loans underwritten to conventional Fannie Mae and Freddie Mac standards.

Our underwriting guidelines take into account the applicant’s credit history and capacity to repay the proposed loan as well as the secured property’s value and adequacy as collateral for the loan. Each applicant completes an application that includes personal information on the applicant’s liabilities, income, credit history and employment history. Based on review of the loan application and other data from the applicant against our underwriting guidelines, we determine the loan terms, including the interest rate and maximum loan-to-value ratio.

Credit History

Our underwriting guidelines require a credit report on each applicant from a credit reporting company. In evaluating an applicant’s credit history, we utilize credit bureau risk scores, generally known as a FICO score, which is a statistical ranking of likely future credit performance developed by Fair, Isaac & Company and the three national credit data repositories—Equifax, TransUnion and Experian.

Collateral Review

A qualified independent appraiser inspects and appraises each mortgage property and verifies that it is in acceptable condition. Following each appraisal, the appraiser prepares a report that includes a market value analysis based on recent sales of comparable homes in the area and, when appropriate, replacement cost analysis based on the current cost of constructing a similar home. All appraisals must conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Foundation’s Appraisal Standards Board and are generally on forms acceptable to Fannie Mae and Freddie Mac. Our underwriting guidelines require a review of the appraisal by one of our qualified employees or by a qualified review appraiser that we have retained. Our underwriting guidelines then require our underwriters to be satisfied that the value of the property being financed, as indicated by the appraisal, currently supports the outstanding loan balance.

Income Documentation

Our underwriting guidelines include three levels of income documentation requirements, referred to as the “full documentation,” “limited documentation” and “stated income documentation” programs. Under the full documentation program, we generally require applicants to submit two written forms of verification of stable income for at least 12 months. Under the limited documentation program, we generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts. Under the stated income documentation program, an applicant may be qualified based upon monthly income as stated on the mortgage loan application if the applicant meets certain criteria. All of these documentation programs require that, with respect to salaried employees, the applicant’s employment be verified by telephone. In the case of a purchase money loan, we require verification of the source of funds, if any, to be deposited by the applicant into escrow. Under each of these programs, we review the applicant’s source of income, calculate the amount of income from sources indicated on the loan application or similar documentation, review the applicant’s credit history, and calculate the debt service-to-income ratio to determine the applicant’s ability to repay the loan. We also review the type, use and condition of the property being financed. Our underwriters use a qualifying rate that is equal to the initial interest rate on the loan to determine the applicant’s ability to repay an adjustable-rate loan. We use a qualifying rate that is 3% higher than the start rate for determining the repayment ability of applicants for our interest-only product.

Underwriting Requirements

In general, the maximum loan amount for our mortgage loans is $500,000. Our underwriting guidelines permit loans on owner-occupied, one-to-four-family residential properties to have:

•	a loan-to-value ratio at origination of up to 95% with respect to non-conforming first liens; and

•	a combined loan-to-value ratio at origination of up to 100% with respect to conforming and non-conforming second liens.

The applicability of these ratios depends on the purpose of the mortgage loan, the borrower’s credit history, the borrower’s repayment ability and debt service-to-income ratio, and the type and use of the property. The loan-to-value ratio of a mortgage loan that is secured by mortgaged property acquired by a borrower under a “lease option purchase” is determined in one of two ways. If the “lease option price” was set less than 12 months prior to origination, the loan-to-value ratio of the related mortgage loan is based on the lower of the appraised value at the time of origination of the mortgage loan and the sale price of the related mortgaged property. If the “lease option price” was set at least 12 months or more prior to origination, the loan-to-value ratio of the related mortgage loan is based on the appraised value of the related mortgaged property at the time of origination.

Our underwriting guidelines for first lien mortgage loans have the following categories and criteria for grading the potential likelihood that an applicant will satisfy the repayment obligations of a mortgage loan:

Summary of Principal Underwriting Guidelines(1)

	AA Risk	A+ Risk	A- Risk	B Risk	C Risk	C- Risk
Existing and prior mortgage history	No 30-day late payments w/in last 12 months; must have an LTV of 95% or less; no evidence of default in 3 years.	Maximum one 30-day late payment and no 60-day late payments w/in last 12 months; must have an LTV of 95% or less; no evidence of default in 3 years.	Maximum three 30-day late payments and no 60-day late payments w/in last 12 months; must have an LTV of 90% or less; no evidence of default in 3 years.	Maximum one 60-day late payment within last 12 months; must have an LTV of 85% or less; no evidence of default in 2 years.	Maximum one 90-day late payment within last 12 months; must have an LTV of 80% or less; no evidence of default in 1 year.	Maximum of two 90-day late payments and one 120-day late payment w/in last 12 months; must have an LTV of 70% or less; no current default.

Consumer credit	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 75% have higher credit score minimums.	Minimum credit score of 500.

Bankruptcy filings	Generally, no Chapter 7 or 13 Bankruptcy discharged in last 2 years.	Generally, no Chapter 7 or 13 Bankruptcy discharged in last 2 years.	Generally, no Chapter 7 Bankruptcy discharged in the last 2 years or any Chapter 13 Bankruptcy filed in the last 2 years.	Generally, no Chapter 7 Bankruptcy discharged in last 18 months or Chapter 13 Bankruptcy filed in the last 18 months.	Generally, no Chapter 7 Bankruptcy discharged in the last year or any Chapter 13 Bankruptcy filed in the last year.	Chapter 7 discharged and Chapter 13 discharged or discharged at funding.

Total debt service-to-income ratio	50% to 55%	50% to 55%	50% to 55%	50% to 55%	55%	55%

Maximum loan-to-value ratio (LTV)(2):
Owner occupied:	95%	95%	90%	85%	80%	70%

Single family; detached PUD, or 2-unit:
Owner occupied:	90%	90%	85%	80%	75%	65%

Condo/three-to-four unit:
Nonowner occupied:	85%	85%	80%	75%	70%	60%

(1)	The letter grades applied to each risk classification reflect our internal standards and do not necessarily correspond to the classifications used by other mortgage lenders.
(2)	The maximum LTV set forth in the table is for borrowers providing full documentation. The LTV is reduced 5% for stated income applications, if applicable.

Interest Only ARM Program

For our Interest Only ARM Program, which attracts a higher credit quality borrower, we assess the borrower’s mortgage repayment history, any incidents of bankruptcy, mortgage default or major derogatory credit, and we require a minimum credit score of 660, which is substantially higher than our traditional product requirements. This program is restricted to owner-occupied properties and second homes, single units, two units, condominiums or detached planned unit developments (“PUDs”), with no rural or unique properties allowed. We have limitations on loan amount, loan-to-value ratio, income documentation type, and the amount of “cash out” allowed on refinances. We assign a unique 4-level grade classification based on the credit score range for the primary borrower. The debt ratio is calculated at 3% higher than the start rate and the program requires verified liquid reserves. The loan term is 25 years with an option for interest only payments the first 10 years, converting to a 15-year fully amortized ARM in years 11 through 25.

“Niche” or Special Programs

We have several programs that we have designated as “niche” or special programs. These programs are the Special Jumbo Product, the 80/20 Combo Product and the 100% High LTV Product. In general, all of these programs require the borrower to have an excellent mortgage history over the last 12 months. In addition to credit score minimums, these programs require a more in-depth analysis of consumer credit, and both the Special Jumbo Product and the 100% High LTV have requirements for verification of liquid reserves. Overall the minimum credit score for these products is 600, although the 80/20 Combo Product allows a minimum credit score of 580 with other restrictions and limitations. Maximum loan amounts or combined loan amounts on these products range from $600,000 to $1,000,000. Higher loan amounts have higher credit score minimums and are subject to other restrictions and limitations.

Home Saver Program

We had established a sub-category of our C- credit grade, which was eliminated from our program offerings in mid-2003, for borrowers faced with at least one of the following credit scenarios: (i) the borrower had an existing mortgage that was currently in foreclosure; (ii) the borrower was subject to a notice of default filing or (iii) the borrower had a serious mortgage delinquency for more than one 120-day period in the prior 12 months or was more than 90 days late at the time of funding. This sub-category was known as our Home Saver Program. The Home Saver Program was available only to Full Documentation borrowers and permitted a maximum LTV ratio of 65% and a maximum debt service-to-income ratio of 55%. The maximum loan amount was $300,000 and all derogatory credit report items must have been brought current or paid with the loan proceeds. A maximum of 3% of the loan proceeds was allowed to the borrower in cash. If the borrower was in an open Chapter 13 bankruptcy, the bankruptcy must have been discharged with the proceeds of the loan. For the year ended December 31, 2003, Home Saver loans accounted for less than 1% of total loan originations and purchases. We no longer originate loans under this program.

Exceptions

The categories and criteria described in our underwriting guideline table above are guidelines only. On a case-by-case basis, we may determine that an applicant warrants a LTV ratio exception, a debt service-to-income ratio exception, or another exception. We may allow such an exception if the application reflects certain compensating factors such as low LTV, a maximum of one 30-day late payment on all mortgage loans during the last 12 months, and stable employment or ownership of the current residence. We may also allow an exception if the applicant places in escrow a down payment of at least 20% of the purchase price of the mortgage property or if the new loan reduces the applicant’s monthly aggregate mortgage payment. Our automated credit grading system aids in identifying and managing underwriting exceptions. Certain of our loan programs and risk grade classifications limit the approval of exceptions to higher loan approval authority levels. For 2003, our overall underwriting exception rate was 14.9% on total production of $27.4 billion. For 2002, our overall underwriting exception rate was 18.5% on total production of $14.2 billion.

We evaluate our underwriting guidelines on an ongoing basis and periodically modify them to reflect our current assessment of various underwriting issues. We also maintain separate underwriting guidelines appropriate to our non-conforming second lien mortgage loans and adopt new underwriting guidelines appropriate to new loan products we may offer.

Loan Production by Borrower Risk Classification

The following table sets forth information concerning the characteristics of our fixed-rate and adjustable-rate loan production by borrower risk classification for the periods shown:

	For the Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
AA Risk Grade:
Percent of total purchases and originations (1)	27.1%	63.2%	73.8%	70.3%
Combined weighted average initial loan-to-value ratio	83.8	84.5	83.4	86.4
Weighted average interest rate:
Fixed-rate	7.9	7.8	6.7	7.4
ARMs—initial rate	7.2	7.1	7.0	7.0
ARMs—margin over index	5.3	5.3	5.5	5.6

A+ Risk Grade:
Percent of total purchases and originations (1)	44.2%	17.0%	11.6%	12.0%
Combined weighted average initial loan-to-value ratio	82.3	80.5	79.5	80.0
Weighted average interest rate:
Fixed-rate	7.7	7.8	7.2	7.5
ARMs—initial rate	7.4	7.5	7.3	7.3
ARMs—margin over index	6.2	5.7	5.9	5.9

A- Risk Grade:
Percent of total purchases and originations	13.5%	9.7%	7.3%	8.2%
Combined weighted average initial loan-to-value ratio	77.0	77.6	76.7	76.9
Weighted average interest rate:
Fixed-rate	8.2	8.2	7.5	7.8
ARMs—initial rate	7.9	7.8	7.6	7.6
ARMs—margin over index	6.5	6.0	6.0	6.0

B Risk Grade:
Percent of total purchases and originations	11.7%	6.5%	4.6%	6.0%
Combined weighted average initial loan-to-value ratio	74.7	74.8	74.6	74.8
Weighted average interest rate:
Fixed-rate	8.3	8.8	8.1	8.1
ARMs—initial rate	8.3	8.4	8.1	8.0
ARMs—margin over index	6.7	6.3	6.3	6.2

C/C- Risk Grade:
Percent of total purchases and originations	3.5%	3.6%	2.7%	3.5%
Combined weighted average initial loan-to-value ratio	68.8	69.0	68.8	68.3
Weighted average interest rate:
Fixed-rate	9.8	9.8	9.0	8.9
ARMs—initial rate	9.7	9.3	9.0	8.7
ARMs—margin over index	7.0	6.5	6.6	6.6

(1)	The increase in AA production and decrease in A+ production from the first quarter to the second quarter resulted from a change in our credit risk grading.

Geographic Distribution

The following table sets forth by state the aggregate dollar amounts (in thousands) and the percentage of all loans we originated or purchased for the periods shown:

	For the Quarters Ended
	March 31, 2003		June 30, 2003		September 30, 2003		December 31, 2003
California	$1,841,366	39.3%	$2,348,874	40.5%	$3,702,465	42.9%	$3,335,617	40.4%
Florida	303,342	6.5%	361,704	6.2%	507,009	5.9%	481,261	5.8%
New York	248,257	5.3%	286,645	4.9%	563,711	6.5%	534,131	6.5%
Illinois	239,004	5.1%	290,565	5.0%	370,026	4.3%	330,935	4.0%
Texas	207,589	4.4%	250,531	4.3%	345,883	4.0%	331,002	4.0%
Massachusetts	166,491	3.6%	190,096	3.3%	288,079	3.3%	298,494	3.6%
New Jersey	160,256	3.4%	204,914	3.5%	298,598	3.5%	221,745	2.7%
Michigan	184,005	3.9%	220,101	3.8%	233,875	2.7%	224,593	2.7%
Washington	92,767	2.0%	111,910	1.9%	188,254	2.2%	234,458	2.8%
Colorado	142,611	3.0%	124,605	2.1%	151,651	1.8%	130,393	1.6%
Other	1,103,783	23.5%	1,413,052	24.5%	1,989,257	22.9%	2,128,933	25.9%

Total	$4,689,471	100.0%	$5,802,997	100.0%	$8,638,808	100.0%	$8,251,562	100.0%

Loan Sales and Securitizations

We conduct our secondary marketing operations through one of our subsidiaries, NC Capital Corporation. NC Capital buys loans from New Century Mortgage, generally within a week or two after origination, paying a price that approximates the loans’ secondary market value. NC Capital then sells the loans through whole loan sales or securitizations. NC Capital is responsible for determining when and through which channel to sell the loans, and bears the risks of market fluctuations in the period between purchase and sale.

Whole Loan Sales

As of December 31, 2003, whole loan sales accounted for $20.8 billion, or 80.8% of our total secondary market transactions. The weighted average premiums received on whole loan sales during 2003 was equal to 4.18% of the original principal balance of the loans sold, including premiums received for servicing rights.

We seek to maximize our premiums on whole loan sales by closely monitoring requirements of institutional purchasers and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2003, we sold $11.3 billion of loans to Morgan Stanley and $4.4 billion of loans to Credit Suisse First Boston, which represented 54.2% and 21.1%, respectively, of total loans sold. While over three-fourths of our loans were sold to these two investors, our loans are sold through a competitive bid process which generally includes many more potential buyers.

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

Securitizations

Off-Balance Sheet Securitizations

In an off-balance sheet securitization, we sell a pool of loans to a trust for a cash purchase price and a certificate evidencing our residual interest ownership in the trust and the transaction is accounted for as a sale under generally accepted accounting principles. The trust raises the cash portion of the purchase price by selling senior certificates representing senior interests in the loans in the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, on the loans in the trust. In addition, they receive a portion of the interest on the loans in the trust equal to the specified “investor pass-through interest rate” on the principal balance. We receive the cash flows from the residual interests after payment of servicing fees, guarantor fees and other trust expenses if the specified over-collateralization requirements are met. Over-collateralization requirements are generally based on a percentage of the original or current unpaid principal balance of the loans and may be increased during the life of the transaction depending upon actual delinquency or loss experience. A net interest margin, or NIM, transaction, through which certificates are sold that represent a portion of the spread between the coupon rate on the loans and the investor pass-through rate, may also occur concurrently with or shortly after a securitization. A NIM transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

During 2002, we completed one off-balance sheet securitization totaling $845.5 million of mortgage loans. We did not complete any off-balance sheet securitizations during 2003.

On-Balance Sheet Securitizations

During 2003, we completed five securitizations totaling $4.9 billion, all of which were structured as on-balance sheet securitizations for financial reporting purposes under generally accepted accounting principles. This “portfolio-based” accounting treatment is designed to more closely match the recognition of income with the receipt of cash payments. Also, on-balance sheet securitizations are consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would an off-balance sheet securitization.

Loan Servicing and Delinquencies

Servicing

Loan servicing includes activities which seek to ensure that each loan in a mortgage servicing portfolio is repaid in accordance with its terms. Such activities are generally performed pursuant to servicing contracts we enter into with investors or their agents in connection with whole loan sales or securitizations. The servicing functions performed typically include: collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance and, if applicable, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of un-remedied defaults. For performing these functions we generally receive a servicing fee of 0.50% annually of the outstanding principal balance of each loan in the mortgage servicing portfolio. The servicing fees are collected from the monthly payments made by the mortgagors. In addition, we generally receive other remuneration consisting of float benefits derived from collecting and remitting mortgage payments, as well as mortgagor-contracted fees such as late fees, reconveyance charges and, in some cases, prepayment penalties.

We conducted servicing operations from July 1998 through mid-2001 on our in-house servicing platform. In March 2001, we sold our portfolio of mortgage loan servicing rights to Ocwen Federal Bank. From March 2001 to September 2002, we contracted with Ocwen to perform sub-servicing functions for our mortgage loans held for sale. During that period, we either sold loans on a servicing-released basis or we sold the servicing rights to third parties.

In October 2002, we re-established mortgage servicing operations. As of December 31, 2003, the balance of our loan servicing portfolio was $11.6 billion, consisting of $4.7 billion in mortgage loans held for investment, $3.4 billion in mortgage loans held for sale, $3.1 billion in interim servicing, and $0.4 billion in servicing rights owned.

Servicing rights owned are loans sold to whole loan investors for which we retained the servicing rights. Interim servicing represents loans sold to whole loan investors that we have agreed to service temporarily pending their transfer.

Servicing Operations

Once we originate or purchase a mortgage loan we begin the process of servicing the loan. We originated $27.4 billion in mortgage loans during 2003, all of which were serviced by us on an interim servicing basis prior to sale or were included in one of our on-balance sheet securitizations. During 2003, an average of approximately 14,000 new loans per month were boarded to our servicing platform and an average of 10,000 loans per month were transferred to other servicers as a result of whole loan sales.

During 2003, several key servicing platform initiatives were completed. Technology initiatives completed in 2003 include the deployment of a proprietary database to enhance the management of the disposition of real estate properties acquired through foreclosure, the deployment of a risk scoring model to assist in predicting and preventing delinquencies, an upgrade to our comprehensive call management and borrower contact software and the implementation of a data warehouse within the servicing division that provides loan level data to management.

We establish early relationships with our borrowers from a servicing perspective. An introductory “welcome” phone call is made to each borrower following funding in order to introduce New Century to the borrower and verify critical loan and contact information. During the welcome call, our customer service agents verify with the customer the amount of the loan, first payment due date, the interest rate, the payment amount and customer receipt of their first billing statement. Additionally, information is provided to the borrower on how to contact New Century in the event they have additional questions or concerns regarding their loan.

While the vast majority of our customers make their payments in a timely manner, in the event a borrower becomes delinquent, our loan counselors and default personnel assist the borrower in finding a resolution and bringing the loan current. As a matter of course, by the 35th day of delinquency, depending on state specific timelines, but no earlier than the 32nd day of delinquency, a breach of contract notice is issued. Such notices allow the borrower the opportunity to cure the delinquency within the next 30 days in order to avoid referral to foreclosure.

Accounts that are referred to our Foreclosure Department are simultaneously referred to our Loss Mitigation Department for outbound solicitation using our predictive dialer. Various loss mitigation opportunities are explored with the borrower, including the possibility of forebearance agreements, listing the property for sale, deeds in lieu of foreclosure and full reinstatement of the loan. Loss mitigation strategies are designed to minimize the loss to both the borrower and investor, and are structured, where possible, to insure that the loan performs in a manner that supports the avoidance of foreclosure, while at the same time minimizing fees and costs.

In the event that foreclosure is the only resolution available, we will engage local attorneys to assist with managing the legal processes mandated by various state and local statutes. Foreclosure timelines are state and locality specific, and have been programmed in our primary timeline management software and our loan servicing system. Properties for which the foreclosure sale has been completed and have exceeded their redemption periods (which are state specific) are transferred to our Real Estate Owned Department where the ultimate disposition is managed by our in-house asset managers. Once the properties have been vacated and are available for sale, the property is listed and marketed for sale. The resulting sales price and overall recovery are closely monitored by management in order to minimize the loss incurred.

We intend to continue to retain servicing rights on a substantial percentage of the loans we sell in future periods. During 2004, we will seek approval for our servicing platform from one or more ratings agencies. If we receive such approval, we expect we will be able to grow the platform more quickly.

Delinquency Reporting

Performance data of the loans on our mortgage loan servicing platform at December 31, 2003 (dollars in thousands) was as follows:

				Delinquency
Pool Type	Balance	WAC	FICO	<90 days	90+	REO	Total
Mortgage loans held for investment	$4,727,504	7.16%	624	0.66%	0.58%	0.02%	1.26%
Mortgage loans held for sale	3,383,266	7.22%	617	0.08%	0.26%	0.01%	0.35%
Interim servicing	3,103,480	7.25%	622	0.07%	0.02%	0.00%	0.09%
Servicing rights owned	351,884	8.08%	591	2.61%	4.11%	0.18%	6.90%

Total	$11,566,134	7.23%	621	0.39%	0.44%	0.02%	0.85%

Interest Rate Risk Management Strategies

We try to mitigate interest rate risk through a variety of strategies. For instance, the interest rate that will be charged to our borrowers is locked on the day the loan funds. This generally allows us to price our pipeline of approved loans with current market rates. In addition, we may elect to use various derivative financial instruments such as swaps, forwards, options and futures contracts to mitigate interest rate risk. We often use forward loan sale commitments with a predetermined price and delivery date to sell our unsold loan inventory, which protects us from interest rate increases.

In order to mitigate the adverse effects resulting from interest rate increases on our residual interests, certain mortgage loans held for sale and mortgage loans held for investment, we utilize derivative financial instruments such as Euro Dollar Futures contracts and interest rate caps. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted. The derivative financial instruments and any related margin accounts are reported on our consolidated balance sheets at their fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Competition

We continue to face intense competition in the business of originating, purchasing and selling mortgage loans. Our competitors include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Other large financial institutions have gradually expanded their “non-prime” or “sub-prime” lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse, aggregation, and asset backed commercial paper facilities. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have.

Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales and securitizations. In 2003, the most significant form of competition was pricing pressure among wholesale mortgage originators. Some of our competitors lowered rates and fees to preserve or expand their market share.

Our results of operations, financial condition and business prospects could be materially adversely affected if competition intensifies or if any of our competitors significantly expands its activities in our markets. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their loans.

Regulation

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include the:

•	Equal Credit Opportunity Act;

•	Federal Truth and Lending Act and Regulation Z;

•	Home Ownership and Equity Protection Act;

•	Real Estate Settlement Procedures Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Practices Act;

•	Home Mortgage Disclosure Act;

•	Fair Housing Act;

•	Telephone Consumer Protection Act;

•	Gramm-Leach-Bliley Act;

•	Fair and Accurate Credit Transactions Act;

•	CAN-SPAM Act;

•	Sarbanes-Oxley Act; and

•	USA PATRIOT Act.

These laws, rules and regulations, among other things:

•	impose licensing obligations and financial requirements on us;

•	limit the interest rates, finance charges, and other fees that we may charge;

•	prohibit discrimination;

•	impose underwriting requirements;

•	mandate disclosures and notices to consumers;

•	mandate the collection and reporting of statistical data regarding our customers;

•	regulate our marketing techniques and practices;

•	require us to safeguard non-public information about our customers;

•	regulate our collection practices;

•	require us to prevent money-laundering or doing business with suspected terrorists; and

•	impose corporate governance, internal control and financial reporting obligations and standards.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from buyers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

Compliance, Quality Control and Quality Assurance

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We integrate many legal and regulatory requirements into our automated loan origination system to reduce the prospect of inadvertent non-compliance due to human error. We also maintain policies and procedures, and summaries and checklists to help our origination personnel comply with these laws.

Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities. We also maintain a variety of pre-funding quality control procedures designed to detect compliance errors prior to funding.

In addition, we also subject a statistically valid sampling of our loans to post-funding quality assurance reviews and analysis. We track the results of the quality assurance reviews and report them back to the responsible origination units. To the extent refunds or other corrective actions are appropriate, we deduct those amounts from the internal profit and loss calculation for that origination unit. Many of our managers have their compensation tied partly to the quality assurance results of their units.

Our loans and practices are also reviewed regularly in connection with the due diligence that our loan buyers and lenders perform. Our state regulators also review our practices and loan files regularly and report the results back to us. Since our inception, we have undergone over 85 state examinations. To date, the state examinations have never resulted in findings of material violations or imposition of penalties.

Licensing

As of December 31, 2003, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in all 50 states and the District of Columbia and second mortgages in 48 states and the District of Columbia.

Regulatory Developments

During 2003, federal and state legislators and regulators adopted a variety of new or expanded regulations, particularly in the areas of privacy and consumer protection.

Privacy

The federal Gramm-Leach-Bliley financial reform legislation imposes additional obligations on us to safeguard the information we maintain on our borrowers. Regulations have been proposed by several agencies that may affect our obligations to safeguard information. In addition, regulations that could affect the content of our notices are being considered by several federal agencies. Also, several states are considering even more stringent privacy legislation. California has passed legislation known as the California Financial Information Privacy Act and the California On-Line Privacy Protection Act. Both pieces of legislation are effective July 1, 2004, and will impose additional notification obligations on us that are not pre-empted by existing federal law. If other states choose to follow California and adopt a variety of inconsistent state privacy legislation, our compliance costs could substantially increase.

Fair Credit Reporting Act

The Fair Credit Reporting Act provides federal preemption for lenders to share information with affiliates and certain third parties and to provide pre-approved offers of credit to consumers. Congress acted in late 2003 to make this preemption permanent, otherwise it would have expired at the end of the year and states could have imposed more stringent and inconsistent regulations regarding the use of pre-approved offers of credit and other information sharing. Congress also amended the Fair Credit Reporting Act to place further restrictions on the use of information shared between affiliates, to provide new disclosures to consumers when risk based pricing is used in the credit decision, and to help protect consumers from identity theft. All of these new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Home Mortgage Disclosure Act

In 2002, the Federal Reserve Board adopted changes to Regulation C promulgated under the Home Mortgage Disclosure Act (“HMDA”). Among other things, the new regulations require lenders to report pricing data on loans with annual percentage rates that exceed the yield on treasury bills with comparable maturities by 3%. The expanded reporting takes effect in 2004 for reports filed in 2005. We anticipate that a majority of our loans would be subject to the expanded reporting requirements.

The expanded reporting does not provide for additional loan information such as credit risk, debt-to-income ratio, loan-to-value ratio, documentation level or other salient loan features. As a result, lenders like us are concerned that the reported information may lead to increased litigation as the information could be misinterpreted by third parties.

Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003

The CAN-SPAM Act of 2003 applies to businesses, such as ours, that use electronic mail for advertising and solicitation. This law, generally administered by the Federal Trade Commission, preempts state laws to the contrary, and establishes, among other things, a national uniform standard that gives consumers the right to stop unwanted emails. New requirements are imposed for the header caption in emails, as well as return email addresses, and consumers are granted the right to ‘opt out’ from receiving further emails from the sender. These new provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

The Alternative Mortgage Transaction Parity Act

This law was enacted to enable state chartered housing creditors, like New Century, to make, purchase and enforce alternative mortgage transactions (i.e., loans that are not fixed rate, fully amortized) without regard to any state law on the subject, so long as these creditors complied with the same regulatory guidelines as federally chartered housing lenders. The Office of Thrift Supervision, under whose guidelines we operate, amended its regulations, effective July 1, 2003, to eliminate from the preemptive effect of the Act the regulation of prepayment and late charges on alternative mortgage loans. States can now regulate prepayment penalty and late charge provisions on alternative mortgage loans, and so on July 1, 2003, in less than a dozen states, we became subject to more restrictive state laws as to these issues.

Telephone Consumer Protection Act and Telemarketing Consumer Fraud and Abuse Prevention Act

These laws, enacted in 1991 and 1994, respectively, are designed to restrict unsolicited advertising using the telephone and facsimile machine. Since they were enacted, however, telemarketing practices have changed significantly due to new technologies that make it easier to target potential customers while at the same time making it more cost effective to do so. The Federal Communications Commission and the Federal Trade Commission have responsibility for regulating various aspects of these laws, such as regulating unwanted telephone solicitations and the use of automated telephone dialing systems, prerecorded or artificial voice messages, and telephone facsimile machines. In 2003, both agencies adopted ‘do-not-call’ registry requirements, which, in part, mandate that companies such as us maintain and regularly update lists of consumers who have chosen not to be called. These requirements also mandate that we do not call consumers who have chosen to be on the list. During this same time, over 25 states have also adopted similar laws, with which we also comply. As with other regulatory requirements, these provisions impose additional regulatory and compliance costs on us and reduce the effectiveness of our marketing programs.

Predatory Lending Legislation

The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) identifies a category of mortgage loans and subjects them to more stringent restrictions and disclosure requirements. In addition, liability for violations of applicable law for loans covered by HOEPA extends not only to the originator, but also to the purchaser of the loans. HOEPA generally covers loans with either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $499 (an annually adjusted dollar amount), or (ii) an annual percentage rate (APR) of more than eight percentage points higher than United States Treasury securities of comparable maturity on first mortgage loans, and ten percentage points above Treasuries of comparable maturity for junior mortgage loans.

We do not originate loans covered by HOEPA because of the higher legal risks as well as the potential negative perception of originating loans that are considered to be “high cost” under federal law.

Several federal, state and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called “predatory” lending practices. Many of these laws and regulations go beyond targeting abusive practices by imposing broad restrictions on certain commonly accepted lending practices, including some of our practices. In addition, some of these laws impose liability on assignees of mortgage loans such as loan buyers, lenders and securitization trusts. Such provisions deter loan buyers from purchasing loans covered by the applicable law. For example, the Georgia Fair Lending Act that took effect in October 2002 resulted in our withdrawal from the Georgia market, until the law was amended in early 2003, because our lenders and loan buyers refused to finance or purchase loans covered by that law. The recent enactment of similar laws late in 2003 in New Jersey and New Mexico has resulted in significant interruption in the secondary market, with some participants no longer purchasing home loans originated in those states, and some not purchasing just those loans covered by these new laws. We have eliminated making loans that are deemed high cost under these laws, and remain able to finance or sell those loans we do make.

However, there can be no assurance that other similar laws, rules or regulations, won’t be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans. Adoption of these laws could also have a material adverse effect on our loan origination volume, especially if our lenders and secondary market buyers elect not to finance or purchase loans covered by the new laws.

Efforts to Avoid Abusive Lending Practices

In an effort to prevent the origination of loans containing unfair terms or involving predatory practices, we have adopted many policies and procedures, including the following:

Product Policies

•	We do not fund or purchase “high cost loans” as defined by HOEPA.

•	We do not make or purchase loans containing single premium credit life, disability or accident insurance.

•	We do not make or purchase loans containing balloon payments, negative amortization, mandatory arbitration clauses or interest rate increases triggered by borrower default.

•	We offer loans with and without prepayment penalties. When a borrower opts for a loan with a prepayment charge, the borrower benefits from a lower interest rate or pays lower upfront fees.

•	Our prepayment penalties do not extend beyond three years from the origination date. On fixed rate loans, the maximum prepayment penalty term is three years. Prepayment penalties on adjustable rate loans do not extend beyond the first adjustment date.

•	We do not originate loans that pay off zero interest rate mortgages provided by charitable organizations or the government without borrower third-party counseling.

Loan Processing Policies

•	We only approve loan applications that evidence a borrower’s ability to repay the loan.

•	We consider whether the loan terms are in the borrower’s best interests and document our belief that the loan represents a tangible benefit to the borrower.

•	We do not solicit our loan portfolio within twelve months of loan origination.

•	We price loans commensurate with risk.

•	We use an electronic credit grading system to help ensure consistency.

•	We do not ask appraisers to report a predetermined value or withhold disclosure of adverse features. Appraisers are paid for their work regardless of whether or not the loans are closed.

•	We employ electronic and manual systems to protect against adverse practices like “property flipping.” Loan origination systems are designed to detect red flags such as inflated appraisal values, unusual multiple borrower activity or rapid loan turnover.

Customer Interaction and Education

•	We market our loans with a view to encouraging a wide range of applicants strongly representative of racial, ethnic and economic diversity of the markets we serve throughout the nation.

•	We provide a helpful, easy-to-follow brochure to all our loan applicants to educate them on the loan origination process, explain basic loan terms, help them obtain a loan that suits their needs and advise them on how to find a HUD-approved loan counselor.

•	We distribute our Fair Lending Policy to all newly hired employees and hold them accountable for treating borrowers fairly and equally.

•	We provide fair lending training to employees having direct contact with borrowers or loan decision-making authority.

•	We require brokers to sign an agreement indicating that they are knowledgeable about and will abide by fair lending laws and our Broker Code of Conduct.

•	We monitor broker performance and strive to hold brokers accountable for fair and equal treatment of borrowers.

•	Our Retail Division conducts regular customer satisfaction surveys of all newly funded loans.

•	We also conduct periodic randomly selected satisfaction surveys of customers who receive loans through a mortgage broker.

•	A network of well-trained consumer relations staff in each division is dedicated to resolving consumer complaints in a timely and fair manner.

•	Our Loan Servicing Department contacts each borrower prior to the first payment to confirm that the borrower understands the loan terms.

•	When appropriate, we also offer loss mitigation counseling to borrowers in default and provide opportunities to enter into mutually acceptable reasonable repayment plans.

•	We report borrower monthly payment performance to major credit repositories.

Evaluation and Compliance

•	We subject a significant statistical sampling of our loans to a rigorous quality assurance of borrower qualification, validity of information, and verified property value determination.

•	Our Fair Lending Officer provides an independent means of reporting or discussing fair lending concerns through consumer and employee hotlines.

•	The Fair Lending Officer monitors production fair lending performance, including loan file analysis and reporting, and coordinates community outreach programs.

•	We engage independent firms to review internal controls and operations to help ensure compliance with accepted federal and state lending regulations and practices.

•	We adhere to high origination standards in order to sell our loan products in the secondary mortgage market.

•	We treat all customer information as confidential and consider it to be nonpublic information. We maintain systems and procedures to ensure that access to nonpublic consumer information is granted only to legitimate and valid users.

•	We believe that our commitment to responsible lending is good business.

•	We put our commitment into action and will continue to look for ways to promote highly ethical standards throughout our industry.

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

Employees

At December 31, 2003, we employed 3,725 full-time employees and 27 part-time employees. None of our employees is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Available Information

We make available, free of charge, on the Investor Relations Section of our Web site (http:/www.ncen.com/companyinformation/investorrelations/index.htm) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers:

Name	Age	Position
Executive Officers:

Robert K. Cole	57	Chairman of the Board of Directors and Chief Executive Officer of New Century Financial; Director of New Century Mortgage(1)

Brad A. Morrice	47

Vice Chairman of the Board of Directors, President and Chief Operating Officer of New Century Financial; Chairman of the Board of Directors and Chief Executive Officer of New Century Mortgage(1); Chairman of the Board of Directors of NC Capital(2)

Edward F. Gotschall	49

Vice Chairman of the Board of Directors and Chief Financial Officer of New Century Financial; Executive Vice President and Director of New Century Mortgage(1); Chief Financial Officer and Director of NC Capital(2)

Patrick J. Flanagan	39	Executive Vice President of New Century Financial; President and Director of New Century Mortgage(1); Chief Executive Officer and Director of NC Capital(2)

Patrick H. Rank	59	Executive Vice President of New Century Financial

(1)	New Century Mortgage is a wholly-owned subsidiary of New Century Financial.
(2)	NC Capital is a wholly-owned subsidiary of New Century Mortgage.

Robert K. Cole, one of our co-founders, has been our Chairman of the Board of Directors and Chief Executive Officer since December 1995 and one of our directors since November 1995. Mr. Cole also serves as a director of New Century Mortgage. From February 1994 to March 1995, he was the President and Chief Operating Officer-Finance of Plaza Home Mortgage Corporation, a publicly traded savings and loan holding company specializing in the origination and servicing of residential mortgage loans. In addition, Mr. Cole served as a director of Option One Mortgage Corporation, a subsidiary of Plaza Home Mortgage specializing in the origination, sale and servicing of non-prime mortgage loans. Previously, Mr. Cole was the President of operating subsidiaries of NBD Bancorp and Public Storage, Inc. Mr. Cole received a Masters of Business Administration degree from Wayne State University.

Brad A. Morrice, one of our co-founders, has been a Vice Chairman of our Board of Directors since December 1996, our President and one of our directors since November 1995 and our Chief Operating Officer since January 2001. Mr. Morrice also served as our General Counsel from December 1995 to December 1997 and our Secretary from December 1995 to May 1999. In addition, Mr. Morrice serves as Chairman of the Board of Directors and Chief Executive Officer of New Century Mortgage, Chairman of the Board of Directors of NC Capital and from 1999 to December 2003 was Chairman of the Board of Directors of The Anyloan Company. From February 1994 to March 1995, he was the President and Chief Operating Officer-Administration of Plaza Home Mortgage, after serving as its Executive Vice President, Chief Administrative Officer since February 1993. In addition, Mr. Morrice served as General Counsel and a director of Option One. From August 1990 to January 1993, Mr. Morrice was a partner in the law firm of King, Purtich & Morrice, where he specialized in the legal representation of mortgage banking companies. Mr. Morrice previously practiced law at the firms of Fried, King, Holmes & August and Manatt, Phelps & Phillips. He received his law degree from the University of California, Berkeley (Boalt Hall) and a Masters of Business Administration degree from Stanford University.

Edward F. Gotschall, one of our co-founders, has been a Vice Chairman of our Board of Directors since December 1996, our Chief Financial Officer since August 1998, our Chief Operating Officer Finance/

Administration from December 1995 to August 1998 and one of our directors since November 1995. Mr. Gotschall also serves as Executive Vice President and a director of New Century Mortgage and was its Chief Financial Officer until February 2002. Mr. Gotschall is also Chief Financial Officer and a director of NC Capital and from 1999 to December 2003 was Chief Financial Officer and Treasurer of The Anyloan Company. From April 1994 to July 1995, he was the Executive Vice President/Chief Financial Officer of Plaza Home Mortgage and a director of Option One. In December 1992, Mr. Gotschall was one of the co-founders of Option One and served as its Executive Vice President/Chief Financial Officer until April 1994. From January 1991 to July 1992, he was the Executive Vice President/Chief Financial Officer of The Mortgage Network, Inc., a retail mortgage banking company. Mr. Gotschall received his Bachelors of Science Degree in Business Administration from Arizona State University.

Patrick J. Flanagan has been the President of New Century Mortgage since February 2002 and has been a director of New Century Mortgage since May 1997. He has also served as Executive Vice President of New Century Financial since August 1998 and is Chief Executive Officer and a director of NC Capital. From January 1997 to February 2002, Mr. Flanagan served as Executive Vice President and Chief Operating Officer of New Century Mortgage. Mr. Flanagan initially joined New Century Mortgage in May 1996 as Regional Vice President of Midwest Wholesale and Retail Operations. From August 1994 to April 1996, Mr. Flanagan was a Regional Manager with Long Beach Mortgage. From July 1992 to July 1994, he was an Assistant Vice President for First Chicago Bank, from February 1989 to February 1991, he was Assistant Vice President for Banc One in Chicago, and from February 1991 to July 1992, he was a Business Development Manager for Transamerica Financial Services. Mr. Flanagan received his Bachelor of Arts degree from Monmouth College.

Patrick H. Rank has been an Executive Vice President of New Century Financial since May 2002. He served as President of Retail Operations and as a director of New Century Mortgage from August 2001 to December 2003. He was also President, Chief Executive Officer and a director of The Anyloan Company from August 2001 to December 2003. Prior to joining New Century, Mr. Rank was the President of H&R Block Mortgage, a subsidiary of Option One Mortgage, and H&R Block Financial Services. Mr. Rank was one of the original co-founders of Option One Mortgage and was its original Chief Executive Officer. Prior to joining Option One, Mr. Rank was the Chief Administrative Officer of Long Beach Mortgage. Mr. Rank has over 36 years of financial services industry experience.

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

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Declining real estate values reduce the ability of borrowers to use home equity to support borrowings because they negatively affect loan-to-value ratios of the home equity collateral. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures or losses could adversely affect our ability to sell loans, the prices we receive for our loans, the value of our mortgage loans held for investment or our residual interests in securitizations, which could have a material adverse effect on our results of operations, financial condition and business prospects.

Our earnings may decrease because of increases or decreases in interest rates.

Our profitability may be directly affected by changes in interest rates. The following are some of the risks we face related to an increase in interest rates:

•	An interest rate increase may affect our earnings by reducing the spread between the interest we receive on our loans and our funding costs.

•	A substantial and sustained increase in interest rates could adversely affect our loan origination volume because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult.

•	During periods of rising interest rates, the value and profitability of our loans may be negatively affected between the date of origination or purchase and the date we sell or securitize the loan.

•	When we securitize loans, the value of residual interests we retain and the income we receive from the securitizations structured as financings are based primarily on the London Inter-Bank Offered Rate (“LIBOR”). This is because the interest on the underlying mortgage loans is based on fixed rates payable on the loans for the first two or three years while the bondholders are generally paid based on an adjustable LIBOR-based yield. An increase in LIBOR reduces the net income we receive from, and the value of, these mortgage loans and residual interests.

•	Our adjustable-rate mortgage loans have periodic and lifetime interest rate caps above which the interest rate on the loans may not rise. In the event of general interest rate increases, the rate of interest on these mortgage loans could be limited, while the rate payable on the senior certificates representing interests in a securitization trust into which these loans are sold may be uncapped. This would reduce the amount of cash we receive over the life of the loans in securitizations structured as financings and our residual interests, and could require us to reduce the carrying value of our residual interests.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which loans are prepaid, which also could require us to reduce the carrying value of our residual interests. If prepayments are greater than expected, the cash we receive over the life of our residual interests would be reduced. Higher-than-expected prepayments could also have a negative effect on the value of our servicing portfolio.

Any such changes in interest rates could have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption or reduction in the securitization and whole loan markets would hurt our financial position.

We are dependent on the securitization market for the sale of our loans because we securitize loans directly and many of our whole loan buyers purchase our loans with the intention to securitize them. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market’s demand for our loans could have a material adverse effect on our results of operations, financial condition and business prospects.

If we are unable to maintain adequate financing sources, our earnings and our financial position will suffer and jeopardize our ability to continue operations.

We require substantial cash to support our operating activities and growth plans. Our primary sources of cash are our warehouse and aggregation credit facilities, our asset-backed commercial paper facility and the proceeds from the sales and securitizations of our loans. We also sometimes finance our residual interests in securitization transactions using Net Interest Margin, or NIM, structures; however, we have not recently relied on NIM financing as much as we have in prior years. As of December 31, 2003, we had nine short-term warehouse and aggregation credit facilities plus our asset-backed commercial paper facility providing us with approximately $6.7 billion of committed and $650 million of uncommitted borrowing capacity to fund loan originations and purchases pending the pooling and sale of such loans. If we cannot maintain or replace these facilities on comparable terms and conditions, we may incur substantially higher interest expense that would reduce our profitability.

During volatile times in the capital and secondary markets, access to warehouse, aggregation and residual financing as well as access to the securitization and secondary markets for the sale of our loans has been severely constricted. If we are unable to maintain adequate financing or other sources of capital are not available, we would be forced to suspend or curtail our operations, which would have a material adverse effect on our results of operations, financial condition and business prospects.

A material difference between the assumptions used in the determination of the value of our residual interests and our actual experience could negatively affect our financial position.

As of December 31, 2003, the value on our balance sheet of our residual interests from securitization transactions was $179.5 million. The value of these residuals is a function of the delinquency, loss, prepayment speed and discount rate assumptions we use. It is extremely difficult to validate the assumptions we use in valuing our residual interests. In the future, if our actual experience differs materially from the assumptions, future cash flows and earnings could be negatively affected.

New legislation could restrict our ability to make mortgage loans, which could adversely impact our earnings.

Several states and cities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and rules extend beyond curbing predatory lending practices to restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and rules prohibit any form of prepayment charge or severely restrict a borrower’s ability to finance the points and fees charged in connection with his or her loan. In addition, some of these laws and regulations provide for extensive assignee liability for warehouse lenders, whole loan buyers and securitization trusts. Because of enhanced risk and for reputational reasons, many whole loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Accordingly, these laws and rules could severely constrict the secondary market for a significant portion of our loan production. This would effectively preclude us from continuing to originate loans that fit within the newly defined thresholds. For example, after the October 1, 2002 effective date of the Georgia Fair Lending Act, our lenders and secondary market buyers refused to finance or purchase our Georgia loans. As a result, we were forced to cease providing mortgages in Georgia until the law’s amendment a few months later. Similar laws have gone into effect in New Jersey, as of November 27, 2003 (“New Jersey Home Ownership Act of 2002”), and in New Mexico, as of January 1, 2004 (“New Mexico Home Loan Protection Act”), that have impacted our ability to originate loans in those states. The potential long term impact could be as much as a 40% reduction in loans in New Jersey and 60% in New Mexico from previous loan origination volumes. Moreover, some of our competitors who are national banks or federally chartered thrifts may not be subject to these laws and may as a consequence be able to capture market share from us and other lenders. For example, the Office of the Comptroller of the Currency recently issued regulations effective January 7, 2004 that preempt state and local laws that seek to regulate mortgage lending practices. Passage of such laws could increase compliance costs, reduce fee income and reduce origination volume, all of which would have a material adverse effect on our results of operations, financial condition and business prospects.

We are no longer able to rely on the Alternative Mortgage Transactions Parity Act to preempt certain state law restrictions on prepayment penalties, which could adversely impact our earnings.

The value of a mortgage loan depends, in part, upon the expected period of time that the mortgage loan will be outstanding. If a borrower pays off a mortgage loan in advance of this expected period, the holder of the mortgage loan does not realize the full value expected to be received from the loan. A prepayment penalty payable by a borrower who repays a loan earlier than expected helps offset the reduction in value resulting from the early payoff. Consequently, the value of a mortgage loan is enhanced to the extent the loan includes a prepayment penalty, and a mortgage lender can offer a lower interest rate and/or lower loan fees on a loan which has a prepayment penalty. Prepayment penalties are an important feature used to obtain value on the loans we originate.

Certain state laws restrict or prohibit prepayment penalties on mortgage loans, and until July 2003, we relied on the federal Alternative Mortgage Transactions Parity Act (the “Parity Act”) and related rules issued in the past by the Office of Thrift Supervision (the “OTS”) to preempt state limitations on prepayment penalties. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption that federally chartered depository institutions enjoy. However, on September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment penalties. The effective date of the new rule, originally January 1, 2003, was subsequently extended by the OTS until July 1, 2003 in response to concerns from interested parties about the burdens associated with compliance. The elimination of this federal preemption has required us to comply with state restrictions on prepayment penalties. These restrictions prohibit us from charging any prepayment penalty in eight states and limit the amount or other terms and conditions of our prepayment penalties in several other states. This may place us at a competitive disadvantage relative to financial institutions that continue to enjoy federal preemption of such state restrictions. Such institutions are able to charge prepayment penalties without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

The scope of our lending operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

Because we are licensed to originate mortgage loans in 50 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions, as well as an extensive body of federal law and regulations. The volume of new or modified laws and regulations has increased in recent years, and, individual cities and counties have begun to enact laws that restrict non-prime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of approved status;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; or

•	administrative enforcement actions.

Any of these results could have a material adverse effect on our results of operations, financial condition and business prospects.

If warehouse lenders and securitization underwriters face exposure stemming from legal violations committed by the companies to whom they provide financing or underwriting services, this could increase our borrowing costs and negatively affect the market for whole loans and mortgage-backed securities.

In June 2003, a California jury found a warehouse lender and securitization underwriter liable in part for fraud on consumers committed by a lender to whom it provided financing and underwriting services. The jury found that the investment bank was aware of the fraud and substantially assisted the lender in perpetrating the fraud by providing financing and underwriting services that allowed the lender to continue to operate, and held the bank liable for 10% of the plaintiff’s damages. This is the first case we know of in which an investment bank was held partly responsible for violations committed by the bank’s mortgage lender customer. If other courts or regulators adopt this theory, investment banks may face increased litigation as they are named as defendants in lawsuits and regulatory actions against the mortgage companies with which they do business. Some investment banks may exit the business, charge more for warehouse lending or reduce the prices they pay for whole loans in order to build in the costs of this potential litigation. This could, in turn, have a negative effect on our results of operations, financial condition and business prospects.

High delinquencies or losses on the mortgage loans in our securitizations may decrease our cash flows or impair our ability to sell or securitize loans in the future.

Loans we make to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and higher losses than loans we make to borrowers with better credit. Virtually all of our loans are made to borrowers who do not qualify for loans from conventional mortgage lenders. No assurance can be given that our underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. We continue to be subject to risks of default and foreclosure following the sale of loans through securitization. To the extent such losses are greater than expected, the cash flows we receive through residual interests and from our securitizations structured as financings would be reduced. Increased delinquencies or losses may also reduce our ability to sell or securitize loans in the future.

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

The amount of financing we receive under our warehouse and aggregation financing agreements depends in large part on the lender’s valuation of the mortgage loans that secure the financings. Our asset-backed commercial paper facility has similar provisions. Each such facility provides the lender the right, under certain circumstances, to reevaluate the loan collateral that secures our outstanding borrowings at any time. In the event the lender determines that the value of the loan collateral has decreased, it has the right to initiate a margin call. A margin call would require us to provide the lender with additional collateral or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Some thrifts, national banks and their operating subsidiaries are also expanding their non-prime mortgage lending activities. By virtue of their charters, these institutions are exempt from complying with many of the state and local laws that affect our operations. For example, they can offer loans with prepayment charges in many jurisdictions where we cannot. If more of these federally chartered institutions are able to use their preemptive ability to provide more competitive pricing and terms than we can offer, it could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Our hedging strategies may not be successful in mitigating our risks associated with changes in interest rates.

We use various derivative financial instruments to provide a level of protection against changes in interest rates, but no hedging strategy can protect us completely. When rates change we expect to record a gain or loss on derivatives which would be offset by an inverse change in the value of loans or residual interests. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

A decline in the quality of servicing could lower the value of our residual interests and our ability to sell or securitize loans and could adversely affect the cash flows from our on-balance sheet securitizations.

In March 2001, we sold to Ocwen Federal Bank FSB the servicing rights on $4.8 billion of our servicing portfolio, which was comprised of 25 separate asset-backed securities. In August 2001, Ocwen began servicing all of our newly originated loans pending their sale or securitization. However, in February 2002, we announced the intent to re-establish our in-house loan servicing platform. By October 1, 2002, we began servicing loans on our in-house servicing platform and at December 31, 2003, loans serviced on our platform totaled $11.6 billion. Ocwen will continue to service the mortgage loans in our securities closed prior to 2003. Poor servicing and collections, for which we are materially reliant on a third-party servicer, could adversely affect the value of our residual interests and our ability to sell or securitize loans, which could have a material adverse effect on our results of operations, financial condition and business prospects. Likewise, poor servicing by our own servicing operation could adversely affect the cash flows from our on-balance sheet securitizations and could also hamper our ability to sell or securitize loans.

The complex federal, state and municipal laws governing loan servicing activities could increase our exposure to the risk of noncompliance.

We service loans originated on a nationwide basis. Therefore, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions pertaining to loan servicing, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, some individual municipalities have begun to enact laws that restrict loan servicing activities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our servicing operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with the laws and regulations pertaining to loan servicing. Our failure to comply with these laws could lead to, among other things: (i) civil and criminal liability, including potential monetary penalties; (ii) legal defenses causing delaying or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction; (iii) class action lawsuits; and (iv) administrative enforcement actions. This could result in a material adverse effect on our results of operations, financial condition and business prospects.

The non-prime loans we originate generally have higher delinquency and default rates, which could result in losses on loans that we are required to repurchase.

Non-prime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing and servicing a delinquent or defaulted loan is generally higher than for a performing loan. We bear the risk of delinquency and default on loans beginning when we originate them. In whole loan sales our risk of delinquency typically only extends to the first payment, but when we securitize we continue to bear some exposure to delinquencies and losses through our residual interests and the loans underlying our on-balance sheet securitization transactions. We are required to establish reserves based on our anticipated delinquencies and losses. We also re-acquire the risks of delinquency and default for loans that we are obligated to repurchase. We attempt to manage these risks with risk-based loan pricing and appropriate underwriting policies and loan collection methods. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing and appropriate loss reserves, our business, financial condition, liquidity and results of operations could be harmed.

We are subject to losses due to fraudulent and negligent acts on the part of loan applicants, mortgage brokers, other vendors and our employees.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation, and the persons and entities involved are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

We have controls and processes designed to help us identify misrepresented information in our loan origination operations. We cannot assure you, however, that we have detected or will detect all misrepresented information in our loan originations.

We may be subject to fines or other penalties based upon the conduct of our independent brokers.

The mortgage brokers from which we obtain loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission (“FTC”) entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender. The FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a non-prime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

Our business could be harmed if courts rule that the OTS exceeded its statutory authority in adopting regulations in 1996 that allowed lenders like us to rely on the Parity Act to preempt state restrictions on prepayment penalties for adjustable-rate mortgages.

In 2003, a New Jersey state appellate court departed from prior decisions in other jurisdictions to hold that the OTS did not have the authority to adopt regulations in 1996 that allowed state housing creditors like us to rely on the Parity Act to preempt state limitations on prepayment penalties with respect to adjustable-rate mortgages. If that decision is not reversed on appeal, and if courts in other jurisdictions reach similar conclusions, we and other lenders could face litigation challenging the enforceability of prepayment penalties on our outstanding adjustable-rate loans and charges that were imposed on our customers who paid prepayment penalties at the time they refinanced their adjustable-rate loans. We could also face contractual claims from our loan buyers and securitization trusts stemming from representations we made regarding the enforceability of our prepayment penalties. Such litigation and claims could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon conditions in California where we conduct a significant amount of our business.

In 2003, approximately 41% of the mortgage loans we originated or purchased were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster, such as an earthquake, or a major terrorist attack in California could adversely affect the value of the mortgaged properties in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to purchase, originate and securitize mortgage loans, which could have a material adverse effect on our business, financial condition and results of operations.

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

If many of our borrowers become subject to the Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended our cash flows from our residual securities and our securitizations structured as financings may be adversely affected.

Under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be charged interest above an annual rate of 6% during the period of the borrower’s active duty status. The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A prolonged, significant military mobilization as part of the war on terrorism or the war in Iraq could increase the number of the borrowers in our securitized pools who are subject to this Act and thereby reduce the interest payments collected from those borrowers. To the extent the number of borrowers who are subject to this Act is significant, the cash flows we receive from loans underlying our on-balance sheet securitizations and from our residual interests would be reduced, which could cause us to reduce the carrying value of our residual interests and would decrease our earnings. In addition, the Soldiers’ and Sailors’ Civil Relief Act of 1940, imposes limitations that would impair the ability of the servicer to foreclose on an affected mortgage loan during the borrower’s period of active duty status, and under certain circumstances, during an additional three month period thereafter. Any such reduction in our cash flows or impairment in our performance could have a material adverse effect on our results of operations, financial condition and business prospects.

The inability to attract and retain qualified employees could significantly harm our business.

We depend on our wholesale account executives and retail loan officers to attract borrowers by, among other things, developing relationships with financial institutions, other mortgage companies and brokers, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves New Century, there is an increased likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, we will be unable to continue to originate quality mortgage loans that we are able to sell for a profit, which would have a material adverse effect on our results of operations, financial condition and business prospects.

An interruption in or breach of our information systems may result in lost business.

We rely heavily upon communications and information systems to conduct our business. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We are required to comply with significant federal and state regulations with respect to the handling of customer information, and a failure, interruption or breach of our information systems could result in regulatory action and litigation against us. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our results of operations, financial condition and business prospects.

The success and growth of our business will depend upon our ability to adapt to and implement technological changes.

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. In addition, we are in the process of implementing a new loan origination system. Implementing and becoming proficient with the new loan origination system and other new technology will require significant financial and personnel resources. There is no guarantee that the implementation of our new loan origination system or other new technology will be successful. To the extent that we become reliant on any particular technology or technological solution, we may be adversely affected to the extent that such technology or technological solution (i) becomes non-compliant with existing industry standards, (ii) fails to meet or exceed the capabilities of our competitors’ equivalent technologies or technological solutions, or (iii) becomes increasing expensive to service, retain and update. Any failure to acquire technology or technology solutions when necessary could limit our ability to remain competitive in our industry and could also limit our ability to increase the cost-efficiencies of our operating model, which would have a material adverse effect on our results of operations, financial condition and business prospects.

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

In recent years, we have experienced rapid growth that has placed, and will continue to place, certain pressures on our management, administrative, operational and financial infrastructure. As of December 31, 2000, we had approximately 1,511 employees and by December 31, 2003, we had approximately 3,752 employees. Many of these employees have a limited understanding of our systems and controls. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans and that we service them effectively. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls.

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

Item 2.    Properties

Our executive, administrative and some of our lending offices are located in Irvine, California and consist of approximately 311,000 square feet. The four leases covering the executive, administrative and lending offices expire from October 2005 to August 2008 and the combined monthly rent is $501,793. We lease space for our regional operating centers in Bellevue, Washington; Foxborough and Woburn, Massachusetts; Bloomington, Minnesota; Greenwood Village, Colorado; Scottsdale, Arizona; Reston, Virginia; Philadelphia, Pennsylvania; Hurst and Plano, Texas; Columbus, Ohio; Honolulu, Hawaii; Itasca and Schaumburg, Illinois; Indianapolis, Indiana; Pearl River and Melville, New York; Campbell, Woodland Hills, and San Ramon, California; and Tampa and Miami Lakes, Florida. As of December 31, 2003, these facilities had a monthly aggregate base rental of approximately $348,623. We also lease space for our sales offices, which range in size from 350 to 3,736 square feet with lease terms typically ranging from one to five years. As of December 31, 2003, annual base rents for the sales offices ranged from approximately $11,700 to $86,600. In general, the terms of these leases expire between June 2004 and August 2009. We are currently in negotiations to either relocate or renew 12 office leases expiring between March 2004 and December 2004.

Item 3.    Legal Proceedings

FTC Inquiry. In August 2000, the Federal Trade Commission informed us that it was conducting an inquiry to determine whether we had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations our retail units generated complied with applicable law. We cooperated by providing the requested information to the Commission for its review. We have received no further requests for information since our last submission over two years ago in September 2001.

Grimes. In June 2001, we were served with a class action complaint filed in the U.S. District Court for the Northern District of California by Richard L. Grimes and Rosa L. Grimes against New Century Mortgage. The action seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public for an alleged violation of the Federal Truth in Lending Act (“TILA”) and Business & Professions Code §17200. The judge held that New Century Mortgage had not violated the TILA and dismissed the §17200 claim without prejudice. The plaintiffs appealed in February 2002 and in August 2003, the U.S. Court of Appeals ruled that a material issue of fact as to the existence and terms of the contract remained, reversed summary judgment and remanded the case for further proceedings in the District Court. The parties have settled this matter and stipulated to the dismissal of the case. Our insurance carrier agreed to pay the settlement amount and the carrier will also be reimbursing our attorneys’ fees and costs incurred through settlement.

Perry. In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act (“RESPA”). The complaint also alleges that New Century Mortgage induced mortgage brokers to breach their fiduciary duties to borrowers. We filed our answer in September 2001. We believe the allegations lack merit; especially in light of HUD’s October Policy Statement upholding the use of yield spread premiums. Due to Perry filing bankruptcy, the complaint has been amended twice to add new plaintiffs, Eugene and Margaret Flood. We filed our response to the second amended complaint in May 2002. The parties have settled this matter. The nominal amount of the settlement did not have a material adverse effect on our results of operations or financial position.

Barney. In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002. The court thereafter consolidated our case with other similar cases filed against other lenders. In August 2002, the court ordered plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Our individual plaintiff filed her notice of appeal in September 2002; the appeal was consolidated with 36 similar cases. Appellate argument was heard on December 2, 2003. The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003. The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision. Our response to the petition was filed in February 2004.

Bernstein. In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act. The plaintiffs filed an amended complaint on May 1, 2003 and on September 18, 2003 the judge granted New Century Mortgage’s motion to dismiss with respect to the Illinois Consumer Fraud Act and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court has consolidated similar cases into three groups. We sought and obtained an order permitting us to join other defendants in this consolidated action and file a motion to dismiss the first amended complaint. Discovery is currently proceeding. Our insurance carrier has agreed to indemnify us with a reservation of rights.

Overman. In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial, New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code §§17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and in September 2003 the judge granted our demurrer challenging their claims in part. The Consumers Legal Remedies claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. We filed our answer to the plaintiffs’ amended complaint in September 2003. We then filed a §128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against plaintiffs for filing a first amended complaint whose allegations against New Century Financial and New Century Mortgage were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004 the court entered a judgment of dismissal without prejudice in favor of us. Plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in our favor and the order granting our motion for sanctions.

England. In April 2003, we were served with a complaint seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee, against New Century Financial, New Century Mortgage, Worth Funding Incorporated, and The Anyloan Company. The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to our Petition for Removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and has been ordered consolidated with the first action. The court agreed with our position and refused to dismiss the plaintiffs’ case, as it was filed before the similar Klas case filed in Minnesota, and in light of the fact that we are attempting to dismiss the later filed Minnesota action. Discovery is proceeding.

Klas. In June 2003, New Century Financial and New Century Mortgage were served with a complaint seeking class action status and alleging failure to pay overtime wages in violation of the TILA. The case was filed in the U.S. District Court, District of Minnesota, by Michael Klas, a former loan officer of New Century Mortgage’s retail branch in Minnesota. We filed our answer in July 2003. In September 2003, we filed our motion to dismiss the entire case due to the fact that similar claims were raised in the earlier filed England case. On March 11, 2004, the court granted our motion to dismiss.

Ines & Marquez. In October 2003, New Century Mortgage was served with a complaint filed by Canales Jose Ines and Maria S. Marquez seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint also named the broker, title company and related parties as defendants: Tamayo Financial Title, Inc., Presidential Title, Inc., Juan Tamayo Jr., Jose Tamayo and Luis Tamayo. The complaint alleges violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in December 2003 and the motion was fully briefed in January 2004. We await a ruling from the court.

Wade. In October 2003, New Century Mortgage was served with a complaint filed by Denise Wade seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint was filed by the same attorney as the Ines case and named the broker, title company, and current servicer: Providential Bancorp, Ltd., Jet Title Services, LLC, and Ocwen Federal Bank, FSB. The complaint similarly alleges violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in November 2003 and the motion was fully briefed in January 2004. We await a ruling from the court.

Lum. In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum seeking class action status filed in the state court in Suffolk County, New York. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Lum and her broker. The complaint also seeks damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. We believe the allegations lack merit; especially in light of HUD’s Policy Statement upholding the use of yield spread premiums. We filed a motion to dismiss on January 30, 2004 and await a ruling.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol “NCEN.” The high and low bid prices of our common stock during each quarter for the years 2003 and 2002 were as follows:

	2003			2002
Quarter	High	Low	Dividend Per Share	High	Low	Dividend Per Share
Fourth	$41.04	28.27	0.10	18.74	10.89	0.03
Third	44.70	21.51	0.10	23.19	13.50	0.03
Second	51.09	31.02	0.07	23.32	14.16	0.03
First	32.62	24.51	0.07	15.93	7.87	0.03

As of March 10, 2004, the closing sales price of our common stock, as reported on the Nasdaq National Market, was $49.30.

On May 21, 2003, our Board of Directors approved a three-for-two stock split of our common stock in the form of a stock dividend to be paid on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. On July 11, 2003, each eligible stockholder received one share of our common stock for every two shares of our common stock owned by the applicable stockholder as of the record date and a cash payment in lieu of any fractional shares of our common stock owned by applicable stockholder on such date. We paid a quarterly cash dividend of $0.07 per share on our common stock for the first and second quarters of fiscal 2003 and a $0.10 per share dividend on our common stock for the third and fourth quarters of fiscal 2003. We increased our quarterly cash dividend payment for fiscal 2004 to $0.16 per share and paid a cash dividend on our common stock of $0.16 per share on January 30, 2004 to common stockholders of record as of January 15, 2004. The declaration of any future dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

As of March 10, 2004, the number of holders of record of our common stock was approximately 72.

Equity Compensation Plan Information

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12.

Recent Sales of Unregistered Stock

On January 21, 2004, we issued 132,789 shares of restricted stock in the aggregate to five of our executive officers under our 1999 Incentive Compensation Plan. The issuance of the shares was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due July 3, 2008 pursuant to Rule 144A under the Securities Act. On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes. The notes were only offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act. We have filed a registration statement, which has become effective, to permit the public resale of the notes and the common stock issuable under the notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6.    Selected Financial Data (dollars in thousands, except per share data)

The following selected consolidated statements of operations and balance sheet data for the years ending December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our financial statements. This information has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this report. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

	For the Years Ended December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of operations data:
Revenues:
Gain on sales of loans	$611,136	451,744	182,612	14,952	121,672
Interest income	329,463	122,331	62,706	67,351	61,457
Residual interest income	24,228	31,723	36,356	49,868	27,385
Servicing income	11,139	432	10,616	30,092	23,428
Other income	—	16	1,046	1,653	—

Total revenues	975,966	606,246	293,336	163,916	233,942
Expenses	552,714	299,910	209,852	200,697	167,056

Earnings (loss) before income taxes	423,252	306,336	83,484	(36,781)	66,886
Income taxes (benefit)	177,769	126,636	35,464	(13,756)	27,377

Net earnings (loss)	$245,483	179,700	48,020	(23,025)	39,509

Basic earnings (loss) per share	$7.26	5.19	1.83	(1.17)	1.73
Diluted earnings (loss) per share	6.56	4.62	1.52	(1.17)	1.41

	As of December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$269,540	176,669	100,263	10,283	4,496
Restricted cash	116,883	6,255	6,416	—	—
Mortgage loans held for sale, net	3,422,211	1,920,396	1,011,122	400,089	442,653
Mortgage loans held for investment, net	4,745,937	—	—	—	—
Residual interests in securitizations	179,498	246,964	306,908	361,646	364,689
Total assets	8,934,880	2,402,928	1,451,318	847,161	863,709
Credit facilities	3,311,837	1,885,498	987,568	404,446	428,726
Financing on mortgage loans held for investment	4,686,323	—	—	—	—
Convertible notes, net	204,848	—	—	—	—
Subordinated debt	—	—	40,000	40,000	20,000
Residual financing	—	—	79,941	176,806	177,493
Other liabilities	189,851	130,880	96,048	63,760	64,527
Total stockholders’ equity	542,011	386,550	247,761	152,149	172,963

	For the Years Ended December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Operating statistics:
Loan origination and purchase activities:
Wholesale originations	$25,127,613	12,392,562	5,068,466	3,041,761	2,894,517
Retail originations	2,255,225	1,808,934	1,176,505	1,110,596	1,185,747

Total loan originations and purchases	$27,382,838	14,201,496	6,244,971	4,152,357	4,080,264

Average principal balance per loan	$167	151	138	108	102
Percent of loans secured by first mortgages	98.6%	99.6%	99.3%	95.3%	96.7%
Weighted average initial loan-to-value ratio	82.1%	79.6%	78.7%	78.6%	78.8%
Originations by product type:
ARMs	$19,185,517	10,492,558	5,101,783	3,052,481	2,610,475
Fixed-rate mortgages	8,197,321	3,708,938	1,143,188	1,099,876	1,469,789
Weighted average interest rates:
Fixed-rate mortgages	7.3%	8.2%	9.5%	11.0%	10.2%
ARMs—initial rate	7.3%	8.3%	9.4%	10.4%	9.8%
ARMs—margin over index	5.8%	6.6%	6.6%	6.2%	6.2%
Secondary market transactions:
Loans sold through whole loan transactions	$20,835,105	12,419,687	4,723,350	3,133,205	1,033,006
Securitizations structured as sales	—	845,477	898,244	1,029,477	3,017,658
Loans acquired to securitize	—	—	—	—	(61,312)

Total sales	20,835,105	13,265,164	5,621,594	4,162,682	3,989,352
Securitizations structured as financings	4,946,781	—	—	—	—

Total secondary market transactions	$25,781,886	13,265,164	5,621,594	4,162,682	3,989,352

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein.

General

We are one of the nation’s largest mortgage finance companies, providing first and second mortgage products to borrowers nationwide through our subsidiaries. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996. We offer mortgage products designed for borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). We have been originating and purchasing these types of loans since 1996 and believe we have developed a comprehensive and sophisticated process of credit evaluation and risk-based pricing that allows us to effectively manage the potentially higher risks associated with this segment of the mortgage industry.

Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through wholesale and retail channels. Wholesale loans are originated or purchased by independent mortgage brokers by the Wholesale Division of one of our wholly-owned subsidiaries, New Century Mortgage. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage’s network of branch offices and its centralized telemarketing unit. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We may structure securitizations as sales (off-balance sheet securitizations) or financings (on-balance sheet securitizations). Under the on-balance sheet securitization structure, we do not recognize a gain on sale at the time of the transaction, but rather recognize net interest income as payments are received on the underlying loans.

Overview

Our business model relies on our ability to originate and purchase mortgage loans at a reasonable cost and to sell those loans in the secondary mortgage market at prices that result in a fair operating margin. We measure our operating margin as the sum of the price we receive for our loans, plus the net interest we earn for the period of time we hold the loans, less the cost to originate the loans. For the past several years we have executed a secondary marketing strategy that included a combination of both whole loan sales and securitizations of our loans.

Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated, also influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

Historically, we structured our securitizations as sales for financial reporting purposes, and the gain on sale from loans sold through securitization was a significant percentage of our revenues. During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our financing facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. Consequently, during 2003 we structured our securitizations as financings rather than sales. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003, we sold roughly 80% of our loans through whole loan sales, providing the cash and capital to support the 20% we added to our balance sheet. Our goal is to continue to add loans to our balance sheet to reduce the reliance on the origination and sale of loans for earnings and cash flows.

While we expect to continue to grow our balance sheet, a significant portion of our net income will still come from our origination franchise. The principal metric we use to measure the value of the origination franchise is the operating margin describe above, which has three components: (i) gain on sale of loans; (ii) net interest income; and (iii) loan origination or acquisition costs.

Gain on Sale of Loans

Gain on sale of loans is affected by the condition of the secondary market for our loans. This market has been very strong for at least the past two years, partly as a result of the interest rate environment (low short-term rates relative to long-term rates, also known as a steep yield curve). The strength of the secondary market has also been enhanced by an increase in the number of buyers of our loan products.

Net Interest Income

We typically hold our mortgage loans held for sale for a period of 30 to 45 days before they are sold in the secondary market. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2003, the difference between these interest rates was typically in excess of 5%. In periods where the yield curve is not as steep, the difference between these rates may drop to between 3% and 4%. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Loan Origination or Acquisition Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to brokers or correspondents, net of fees we receive from borrowers, plus our operating expenses associated with the origination business. We typically refer to this as our loan acquisition cost. For the past few years, our loan acquisition costs have steadily decreased as a result of growth and technology initiatives. We continue to focus on reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable.

Loan Originations and Purchases

As of December 31, 2003, our Wholesale and Retail Divisions operated through 20 regional operating centers. The Wholesale Division originated or purchased $25.1 billion in loans during the year ended December 31, 2003. As of December 31, 2003, our Retail Division originated loans through 72 sales offices, including our centralized telemarketing unit. Our Retail Division originated or purchased $2.3 billion in loans during the year ended December 31, 2003.

Loan Sales and Securitizations

One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and off-balance sheet securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In an off-balance sheet securitization transaction structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin, or NIM, transaction concurrent with or shortly after an off-balance sheet securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

In 2003, we structured our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary market transactions for the periods indicated:

	For the Years Ended December 31
	2003	2002	2001
	(In thousands)
Premium whole loan sales	$20,587,888	12,160,303	4,723,350
Securitizations structured as sales	—	845,477	898,244

Total premium sales	20,587,888	13,005,780	5,621,594
Discounted whole loan sales	247,217	259,384	—

Total sales	20,835,105	13,265,164	5,621,594
Securitizations structured as financings	4,946,781	—	—

Total secondary market transactions	$25,781,886	13,265,164	5,621,594

On-Balance Sheet Securitizations

During the year ended December 31, 2003, we completed five securitizations totaling $4.9 billion, all of which were structured as on-balance sheet securitizations for accounting purposes under generally accepted accounting principles. This “portfolio-based” accounting treatment is designed to more closely match the recognition of income with the receipt of cash payments. Also, this on-balance sheet securitization structure is consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would an off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would result from an off-balance sheet securitization.

Off-Balance Sheet Securitizations

During the year ended December 31, 2003, we did not complete any off-balance sheet securitization transactions. We completed one off-balance sheet securitization totaling $845.5 million during the year ended December 31, 2002.

At the closing of an off-balance sheet securitization, we add to our balance sheet the residual interest retained based on our calculation of the present value of estimated future cash flows to be received by us. The residual interest we record consists of the overcollateralization, or OC, account and the net interest receivable, or NIR. Combined, these are referred to as the residual interests.

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends. To determine the residual asset value, we project cash flow for each security. To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance. We update each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward. We then use the London Interbank Offered Rate, or LIBOR, forward curve to project future interest rates and compute cash flow projections for each security. We then discount the projected cash flows at a rate commensurate with the risk involved. At December 31, 2003, we used discount rates of 12% for residual interests and 14% for residual interests through NIM transactions.

During the years ended December 31, 2003 and 2002, as a result of our quarterly evaluation of the residual interests, we recorded a $19.4 million decrease and a $12.1 million increase in the fair value of the residual assets, respectively. These fair value adjustments represent the change in the estimated present value of future cash flows from the residual interests. During 2003, the prepayment rates on the loans underlying our residual interests were higher than expected as a result of the continued low interest rate environment and because we believe that the future outlook for interest rates will cause this trend to continue, we adjusted prepayment assumptions accordingly, resulting in a reduction in fair value. During 2002, we increased the loss and prepayment speed assumptions used to determine the value of our residual interests. However, the favorable interest rate environment, the current LIBOR forward curve, the repurchase of some delinquent loans from the trusts, and a decrease in the discount rate of 1% resulted in an increase in the value of the residual interests that more than offset the loss in value related to the higher loss and prepayment assumptions, resulting in a net increase in value of $12.1 million.

Discounted Loan Sales

During the year ended December 31, 2003, we sold $247.2 million in loans at a discount to their outstanding principal balance. These loans consisted of repurchased loans, loans with documentation defects or loans that were rejected by whole loan buyers because of certain characteristics. For the year ended December 31, 2002, discounted sales totaled $259.4 million. On a percentage basis, discounted sales decreased from 2.0% of total sales in 2002 to 1.2% in 2003.

The following table illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	For the Years Ended December 31
	2003		2002
	Principal	Discount	Principal	Discount
Repurchases from whole loan investors and other discounted sales	$244,460	(7.1)%	$178,400	(17.3)%
Repurchases from securitized pools	2,757	(63.5)%	80,984	(34.1)%

Total discounted sales	$247,217	(7.7)%	$259,384	(22.5)%

Both the percentage of discounted sales due to repurchases from whole loan investors and the severity of the discount decreased during 2003. The volume on a percentage basis decreased as a result of fewer early payment defaults. The severity of loss decreased primarily as a result of a stronger and more active secondary market for these types of loans in 2003.

There were $2.8 million in repurchases from securitized pools during the year ended December 31, 2003, compared to $81.0 million of repurchases in 2002. Such repurchases in 2002 were designed to manage triggers that disrupt cash flows to us as the residual holder. Where delinquency and loss rates jeopardize the release of these cash flows, we generally repurchase loans from the pools. The pooling and servicing agreements require the repurchase of the most delinquent loans first, resulting in more severe discounts. While the losses we recognized as a result of these repurchases were no less severe than if the loans had remained in the securitization trust, buying the loans from the pools allowed us to preserve cash flow and residual value, as well as control the ultimate disposition of the loans.

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

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses to be incurred in the foreseeable future. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration each pool’s credit characteristics, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to our consolidated statement of operations. Losses incurred on mortgage loans held for investment are charged to the allowance.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of off-balance sheet securitizations and the sale of residual interests in securitizations through net interest margin securities, or NIMS.

We generally structure the loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that we have established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140. The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreement requires that the OC Account be maintained at certain levels.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the residual interests (“Residuals”) described above are a significant asset of New Century. In determining the value of the Residuals, we must estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.38% to 4.32% for adjustable-rate securities and 2.14% to 5.20% for fixed-rate securities. These estimates are based on historical loss data for our loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.94% at December 31, 2003. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). Our prepayment curve and default estimates have resulted in weighted average lives of between 2.27 to 2.71 years for our adjustable-rate securities and 2.53 to 3.57 years for our fixed-rate securities.

We evaluate our Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors.

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

Gain on Sale of Loans

We recognize gains or losses resulting from sales or securitizations of mortgage loans at the date of settlement based on the difference between the selling price for sales or securitizations and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. We defer recognition of non-refundable fees and direct costs associated with the origination of mortgage loans until the loans are sold.

We account for loan sales and securitizations as sales when we surrender control of the loans, to the extent that we receive consideration other than beneficial interests in the loans transferred in the exchange. Liabilities and derivatives incurred or obtained by the transfer of loans are required to be measured at fair value, if practicable. Also, we measure servicing assets and other retained interests in the loans by allocating the previous carrying value between the loans sold and the interest retained, if any, based on their relative fair values at the date of transfer.

Income Taxes

New Century Financial and its subsidiaries file a consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

Derivative Instruments Designated as Hedges

During the year ended December 31, 2003, we accounted for certain Euro Dollar Futures Contracts previously designated and documented as hedges pursuant to the requirements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Pursuant to FAS 133 these Euro Dollar Futures Contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge is reported in other comprehensive income and the ineffective portion is reported in current earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	For the Years Ended December 31
	2003	2002	2001
Revenues:
Gain on sale of loans	62.6%	74.5%	62.2%
Interest income	33.8	20.2	21.4
Residual interest income	2.5	5.2	12.4
Servicing income	1.1	0.1	3.6
Other income	—	—	0.4

Total revenues	100.0	100.0	100.0
Total expenses	56.6	49.5	71.5

Earnings before income taxes	43.4	50.5	28.5
Income taxes	18.2	20.9	12.1

Net earnings	25.2%	29.6%	16.4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Originations and Purchases

We originated and purchased $27.4 billion in loans for the year ended December 31, 2003, compared to $14.2 billion for the year ended December 31, 2002, an increase of 92.8%. Wholesale loan originations and purchases were $25.1 billion, or 91.8%, of total originations and purchases for the year ended December 31, 2003. Retail loan originations and purchases were $2.3 billion, or 8.2%, of total originations and purchases for the year ended December 31, 2003. For the same period in 2002, wholesale and retail originations and purchases totaled $12.4 billion, or 87.3%, and $1.8 billion, or 12.7%, respectively, of total originations and purchases. The increase in volume is a result of our geographic expansion efforts, an increase in our market share, and a favorable interest rate environment. Wholesale volume grew more rapidly in 2003 than retail volume as a result of our focus on wholesale growth initiatives, resulting in a higher percentage of wholesale volume in 2003 than 2002.

Loan Sales and Securitizations

Whole loan sales increased to $20.8 billion for the year ended December 31, 2003, from $12.4 billion for the corresponding period in 2002, an increase of 67.7%. This increase is the result of higher production volume in 2003. In addition, we completed five on-balance sheet securitization transactions totaling $4.9 billion during the year ended December 31, 2003, compared to one off-balance sheet securitization transaction totaling $845.5 million in 2002.

Revenues

Total revenues for the year ended December 31, 2003 increased by 61.0% to $976.0 million, from $606.2 million for the year ended December 31, 2002. This increase resulted primarily from higher gain on sale of loans, interest income and servicing income in 2003, partially offset by lower residual interest income in 2003. Each of these revenue categories is discussed below.

Gain on Sale. Gain on sale of loans increased to $611.1 million, a 35.3% increase for the year ended December 31, 2003, compared to the same period last year. The increase in gain on sale of loans was the result of higher loan sale volume as well as significantly lower losses on discounted sales.

As indicated in the table below, gain from whole loan sales, non-refundable fees, premiums paid and origination costs increased in 2003 primarily as a result of the higher volume of production and loan sales in 2003 and lower losses on discounted sales, partially offset by lower average premiums in 2003. Discounted sales decreased on a percentage basis from 2.0% of total sales in 2002 to 1.2% in 2003. The severity of loss on discounted sales also decreased from 22.5% in 2002 to 7.7% in 2003. The trend in discounted sales reflects lower early payment default rates in 2003, as well as a stronger secondary market for discounted loans.

Provision for losses decreased from 2002 to 2003, partially as a result of lower discounted sale losses described above, as well as a sharp decrease in repurchases from securitized pools in 2003. See “Management Discussion and Analysis—Discounted Loan Sales.”

	For the Years Ended December 31
	2003	2002
	(In thousands)
Gain from whole loan sale transactions	$861,310	562,049
Non-cash premium (discount) from securitization of loans	—	(12,051)
Cash gain from securitization of loans	—	57,081
Non-cash gain from servicing asset	7,777	14,882
Cash gain on sale of servicing rights	—	12,574
Securitization expenses	—	(2,706)
Accrued interest	—	(5,226)
Provision for losses	(5,868)	(50,654)
Fair value adjustment of residual interests	(19,363)	12,067
Non-refundable loan fees(1)	142,745	111,601
Premiums paid(2)	(182,765)	(101,816)
Origination costs	(182,100)	(118,050)
Derivative losses	(10,600)	(28,007)

Gain on sales of loans	$611,136	451,744

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income. Interest income increased by 169.4% to $329.5 million for the year ended December 31, 2003, compared to $122.3 million for the same period in 2002, primarily as a result of higher average mortgage loans held for sale and the addition of a portfolio of mortgage loans held for investment. Interest income on mortgage loans held for sale accounted for $102.5 million of the increase due to higher average outstanding balances of unsold inventory, which resulted from higher production volume in 2003. During 2003, interest income from mortgage loans held for investment from our on-balance sheet securitizations generated an additional $104.7 million in interest income.

Residual Interest Income. Residual interest income decreased to $24.2 million for the year ended December 31, 2003 from $31.7 million for the corresponding period in 2002, a decrease of 23.7%, primarily as a result of a decrease in the average balance of residual interests in securitizations.

Servicing Income. Servicing income increased to $11.1 million for the year ended December 31, 2003, from $432,000 for the year ended December 31, 2002. This increase was due to the re-establishment of our loan servicing platform in the fourth quarter of 2002. The total portfolio of loans serviced by us was $11.6 billion on December 31, 2003, consisting of $3.4 billion of loans held for sale, $5.1 billion of loans sold on a servicing retained basis, and $3.1 billion of interim servicing. At December 31, 2002, the portfolio totaled $4.0 billion and consisted of $1.9 billion of loans held for sale, $0.5 billion of loans sold servicing retained, and $1.6 billion of interim servicing. Interim servicing represents loans sold to whole loan investors for which the servicing has not yet been transferred to the new investor.

Expenses

Operating expenses increased 84.3% to $552.7 million for the year ended December 31, 2003, compared to $299.9 million for the comparable period in 2002, due primarily to increases in personnel, interest expense, and professional services.

Personnel expenses increased to $248.8 million for the year ended December 31, 2003, from $149.1 million for the same period in 2002, an increase of 66.9%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 3,752 on December 31, 2003, compared to 2,487 on December 31, 2002, an increase of 50.9%. In addition, personnel expenses increased in 2003 compared to 2002 as a result of higher commission expense in 2003 due to higher production volume.

Interest expense increased to $117.6 million for the year ended December 31, 2003, from $50.6 million for the same period in 2002, primarily due to an increase in average outstanding balances on our warehouse and aggregation lines due to higher production volume, as well as interest expense on the financing on the mortgage loans held for investment and convertible notes, partially offset by a lower average interest rate on our borrowings during 2003.

Professional services expense increased to $28.6 million for the year ended December 31, 2003, from $10.4 million for the same period in 2002, primarily due to increased legal and accounting fees. Legal and accounting fees increased as a result of an overall increase in our size, as well as an increase in litigation expenses due a legal dispute with a former employee, which was resolved in 2003.

Income Taxes

Income taxes increased to $177.8 million for the year ended December 31, 2003 from $126.6 million for the comparable period in 2002. This increase resulted from greater pretax income resulting from our higher production and sales volume, combined with an increase in the effective tax rate to 42.0% for the year ended December 31, 2003, from 41.3% for the comparable period in 2002. The increase in the effective tax rate for 2003 was the result of a recent state tax law change that related to our real estate investment trust for our residual interests.

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

Revenues

Total revenues for the year ended December 31, 2002 increased by 106.7% to $606.2 million, from $293.3 million for the year ended December 31, 2001. This increase resulted was higher primarily due to higher gain on sale of loans and interest income in 2002, which resulted from the higher production volume, and was partially offset by a decrease in servicing income.

Gain On Sale. The components of the gain on sale of loans are illustrated in the following table:

	For the Years Ended December 31
	2002	2001
	(In thousands)
Gain from whole loan sale transactions	$562,049	170,717
Gain from securitizations of loans	(12,051)	15,894
Cash gain from securitizations of loans	57,081	4,938
Non-cash gain from servicing asset	14,882	32,402
Cash gain on sale of servicing rights	12,574	11,273
Securitization expenses	(2,706)	(3,820)
Accrued interest	(5,226)	(4,455)
Provision for losses	(50,654)	(15,106)
Fair value adjustment of residual interests	12,067	—
Non-refundable loan fees(1)	111,601	67,645
Premiums paid(2)	(101,816)	(30,242)
Origination costs	(118,050)	(60,700)
Derivative losses	(28,007)	(5,934)

Gain on sales of loans	$451,744	182,612

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income. Interest income increased by 95.1% to $122.3 million for the year ended December 31, 2002, compared to $62.7 million for the same period in 2001, primarily as a result of higher average mortgage loans held for sale. Loan production volume was significantly higher in 2002, and the holding period for loans in 2002 was higher than in 2001.

Residual Interest Income. Residual interest income decreased to $31.7 million for the year ended December 31, 2002 from $36.4 million for the corresponding period in 2001, a decrease of 12.9%, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income. Servicing income decreased by 95.9% to $432,000 for the year ended December 31, 2002, from $10.6 million for the year ended December 31, 2001. This decrease resulted from the sale of servicing rights of $4.8 billion in mortgage loans to Ocwen Federal Bank which began during the first quarter of 2001. The transfer of servicing rights to Ocwen occurred was completed in August 2001. Subsequent to August 2001, we no longer received servicing fees and related income on this portion of our portfolio. While we re-established servicing operations in late 2002, servicing fee income was not significant in comparison to the servicing income received prior to the completion of our transfer of servicing rights to Ocwen

Expenses

Operating expenses increased to $299.9 million for the year ended December 31, 2002 from $209.9 million for the comparable period in 2001, an increase of 42.9%. Personnel expenses increased to $149.1 million for the year ended December 31, 2002 from $83.4 million for the same period in 2001 as a result of higher loan origination and purchase volume. The increase in personnel expense was partially offset by a decrease in interest expense, to $50.6 million for the year ended December 31, 2002 from $54.1 million for the same period in 2001, primarily due to a significant decrease in the interest rates charged on our financing facilities. All other expense categories remained relatively the same in 2002 grew during 2002 in proportion to the growth of New Century and production volume.

Income Taxes

Income taxes increased to $126.6 million for the year ended December 31, 2002 from $35.5 million for the comparable period in 2001. This increase resulted from an increase in pretax income resulting from our higher production volume, partially offset by a decrease in the effective tax rate to 41.3% for the year ended December 31, 2002, from 42.5% for the comparable period in 2001. The decrease in the effective tax rate for 2002 was the result of the establishment of the REIT during 2002 to hold our residual interests in securitizations.

Residual Interests

Residual interests in securitizations decreased to $247.0 million at December 31, 2002, from $306.9 million at December 31, 2001, a decrease of 19.5%. The decrease resulted from cash flows of over $100 million received during the year ended December 31, 2002 that reduced the carrying value of residual interests.

During the year ended December 31, 2002, based on recent historical experience, we increased the loss assumptions used to determine the value of our residual interests. We also increased prepayment assumptions on our fixed-rate production. These changes were offset by a decrease in the discount rate and the current LIBOR forward curve, which increased the value of the residual interests. For the year ended December 31, 2002, we recorded a net $12.1 million positive adjustment to the carrying value of the residuals. The components of the net positive adjustment include $36.0 million attributable to the interest rate environment and $14.0 million attributable to the decrease in discount rates, offset by $38.0 million attributable to increases in prepayment and loss assumptions. We also recorded $28.0 million in losses on the derivative instruments used to hedge our residual asset for the same period.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our securitization transactions that have been structured as sales, there are $1.8 billion in loans owned by the off-balance sheet trusts. The trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interests in these loans on our balance sheet. However, the performance of the loans in the trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of December 31, 2003, in connection with our strategy to mitigate interest rate risk in our residual assets, our loans held for investment and our loans held for sale, we had approximately $22.1 billion notional amount of Euro dollar futures contracts outstanding, expiring during the period from March 2004 through December 2005.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2003 (dollars in thousands):

	Payment due by period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Notes payable	$18,977	8,987	9,990	—	—
Operating leases	71,262	24,799	34,470	11,907	86

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale. The amount of credit arrangements we seek is based on our expectation of future origination volume.

We have credit facilities with Bank of America, CDC Mortgage Capital, Bear Stearns, Greenwich Capital Financial Products, Morgan Stanley, Citigroup Global Markets (formerly Salomon Smith Barney) and UBS Warburg and we have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months and pay down the credit facilities with the proceeds.

Our credit facilities contain customary covenants, including maintaining specified levels of liquidity and net worth, restricting indebtedness and investments and requiring compliance with applicable laws. If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Bank of America Line of Credit. We have a $750 million credit facility with Bank of America that allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2004, and bears interest based on a margin over the one-month LIBOR. As of December 31, 2003, the balance outstanding under the facility was $697.2 million. We expect to renew this line prior to its expiration in May 2004.

Bear Stearns Line of Credit. We have an $800 million line of credit with Bear Stearns Mortgage Capital, $400 million of which is committed and $400 million of which is uncommitted. The facility expires in October 2004 and bears interest based on a margin over one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was zero.

CDC Line of Credit. We have a $570 million repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was $430.1 million.

Greenwich Capital Line of Credit. We have a $100 million credit facility with Greenwich Capital Financial Products. The agreement allows for both funding of commercial loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in June 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was $20.3 million.

Morgan Stanley Line of Credit. We also have a $1.3 billion aggregation facility with Morgan Stanley Mortgage Capital which was increased to $1.5 billion in January 2004. This facility expires in December 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was $284.7 million.

Citigroup Warehouse Line of Credit. As of December 31, 2003, we had a $150 million wet funding facility with Citigroup Global Markets (formerly Salomon Smith Barney), which bears interest based on a margin over the one-month LIBOR. This facility expires in March 2004. As of December 31, 2003, the outstanding balance under the facility was zero. We do not expect to renew this facility when it expires.

Citigroup Aggregation Line of Credit. As of December 31, 2003, we had a $650 million aggregation facility with Citigroup Global Markets (formerly Salomon Smith Barney), which bears interest based on a margin over the one-month LIBOR. This facility expires in March 2004. The total amount outstanding among this and our other two Citigroup credit facilities may not exceed $800 million. As of December 31, 2003, the outstanding balance under this facility was $468.8 million. We do not expect to renew this facility when it expires.

Citigroup Line of Credit for Delinquent and Problem Loans. We also have a $50 million Master Loan and Security Agreement with Citigroup Global Markets (formerly Salomon Smith Barney) that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was $6.8 million.

UBS Warburg Line of Credit. We have a $1 billion repurchase agreement with UBS Warburg, $750 million of which is committed and $250 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in May 2004 and bears interest based on a margin over the one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was $994.8 million. We expect to renew this line of credit on or before its expiration.

Asset-Backed Commercial Paper Facility. In September 2003, we established a $2 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of December 31, 2003, the balance outstanding under the facility was $409.1 million.

Convertible Senior Notes Private Offering

On July 8, 2003, we closed a private offering of $175 million of Convertible Senior Notes due July 3, 2008 pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 3.50% per year and will be convertible into our common stock at a conversion price of $34.80 per share upon the occurrence of certain events. The conversion price represents a 28.0% premium over the closing share price on July 8, 2003. On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes. We have filed a registration statement, which has become effective, to permit the public resale of the notes and the common stock issuable under the notes.

The maximum number of shares of our common stock into which these notes may be convertible is 6,034,668, subject to certain adjustments under the terms of the notes. At the time we issued the notes, we did not have sufficient remaining authorized shares of common stock to reserve the full number of shares issuable upon conversion of all of the notes. At the time we issued the notes, we agreed to seek stockholder approval to amend our Amended and Restated Certificate of Incorporation to increase the authorized shares of our common stock to a number sufficient to permit conversion of all of the notes into shares of our common stock. Our stockholders approved this amendment on September 10, 2003. In addition, the convertible debt term allows for the bondholder’s conversion rate to adjust if the dividend rate increases generally above a dividend yield of 1.75%, subject to certain other factors.

In connection with the convertible debt transaction, we entered into two agreements to simultaneously purchase a call option and sell a warrant on our common stock. We may exercise the option that we purchased at any time to acquire 6,034,675 shares of our common stock at a strike price of $34.80 per share. We sold a warrant to an affiliate of one of the initial purchasers of the notes. They may exercise the warrant upon maturity of the notes to purchase from us up to 6,034,668 shares of our common stock at a price of $47.59 per share, subject to certain anti-dilution and other customary adjustments. The warrant may be settled in cash, in shares or in a combination of cash and shares, at our option. If, at the time the warrant were to be exercised, we were to have an insufficient number of authorized shares of our common stock to deliver to the warrant holder, we would be obligated to issue shares of our Series 2003A Convertible Preferred Stock in lieu of shares of our common stock. Holders of our Series 2003A Convertible Preferred Stock would be entitled to voting and dividend rights and other rights, preferences and privileges as provided in our Certificate of Designation that we filed with the Secretary of State of the State of Delaware on July 2, 2003.

We used the remaining net proceeds to finance our on-balance sheet securitizations, for our stock repurchases and for other general corporate purposes.

The notes were only offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act. We have filed a registration statement, which has become effective, to permit the public resale of the notes and the common stock issuable under the notes.

Other Borrowings

We periodically enter into equipment lease arrangements from time to time that are treated as capital leases for financial statement purposes. As of December 31, 2003, the balance outstanding under these borrowing arrangements was $19.0 million.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of qualifying servicing advances on our servicing portfolio. This facility expires in August 2004 and bears interest based on one-month LIBOR. As of December 31, 2003, the balance outstanding under this facility was $775,000 and was included in accounts payable and accrued liabilities.

On-Balance Sheet Securitizations

Prior to 2003, in our securitization transactions we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIM transactions closed concurrent with our securitizations. During 2003, we completed five on-balance sheet securitizations, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. Without a concurrent NIM transaction, on-balance sheet securitizations generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. During 2003, we entered into four on-balance sheet securitizations that required initial cash investments ranging from $14.6 to $47.8 million. We also entered into one on-balance sheet securitization with a concurrent NIM transaction, resulting in a nominal cash investment.

In January 2003, we completed an on-balance sheet securitization backed by $494 million of fixed- and adjustable-rate mortgage loans originated by us. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $21.9 million at December 31, 2003.

In July 2003, we completed an on-balance sheet securitization backed by $712 million of fixed- and adjustable-rate mortgage loans originated by us. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $16.6 million at December 31, 2003.

In September 2003, we completed an on-balance sheet securitization backed by $1.5 billion of fixed- and adjustable-rate mortgage loans originated by us. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $14.2 million at December 31, 2003.

In October 2003, we completed an on-balance sheet securitization backed by $1.0 billion of primarily fixed-rate mortgage loans originated by us. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $7.5 million at December 31, 2003.

In December 2003, we completed an on-balance sheet securitization backed by $1.1 billion of fixed- and adjustable-rate mortgage loans originated by us. As a result of this on-balance sheet securitization, we maintain a restricted cash custodial account totaling $3.5 million at December 31, 2003.

Stock Repurchases

For the period ending December 31, 2003, we have repurchased a total of $72.0 million of our common stock. There are 1.6 million shares authorized and not yet repurchased under our stock repurchase program.

We may continue to fund stock repurchases with available corporate liquidity. We anticipate that the number of shares to be purchased and the time of the purchase will be based upon the stock price, level of cash balances, general business conditions and other factors including alternative investment opportunities. These purchases may be made in the open market, through block trades or in privately negotiated transactions.

Cash Flow

For the year ended December 31, 2003, cash flow from operations was $193.9 million, compared to $257.1 million in 2002. This decrease is due primarily to (i) $75 million in income tax payments in excess of the income tax expense for the year ended December 31, 2003 compared to $11 million in income tax payments in excess of the income tax expense for the same period in 2002 and (ii) lower loan sales than loans funded in 2003, due in part to our on-balance sheet securitizations in 2003.

For the year ended December 31, 2003, cash used in investing activities was $4.8 billion compared to $24.3 million for the year ended December 31, 2002. This increase is due to loans acquired for investment for the five on-balance sheet securitizations completed in 2003.

For the year ended December 31, 2003, cash from financing activities was $4.7 billion compared to a usage of $156.4 million for the year ended December 31, 2002. This increase is due mainly to financing on mortgage loans held for investment and convertible debt proceeds during 2003, compared to the repayment of residual financing of $80.0 million and subordinated debt of $40.0 million in 2002, partially offset by an increase in stock repurchases from $45.4 million in 2002 to $72.0 million in 2003.

Our loan origination and purchase and servicing programs require significant cash investments, including the funding of: (i) fees paid to brokers and correspondents in connection with generating loans through wholesale lending activities, (ii) commissions paid to sales employees to originate loans, (iii) any difference between the amount funded per loan and the amount advanced under our credit facilities, (iv) servicing-related advance requirements, and (v) income tax payments arising from the timing differences between income for financial reporting purposes and taxable income. We also require cash to fund on-balance sheet securitizations, ongoing operating and administrative expenses, and capital expenditures. Our sources of operating cash flow include: (i) cash premiums obtained in whole loan sales, (ii) mortgage origination income and fees, (iii) interest income, (iv) cash flows from residual interests in securitizations, and (v) servicing fee income.

Liquidity Strategy for 2004

We establish target levels of liquidity and capital based on a number of factors including our production volume, the condition of the secondary market for our loans and our current balance sheet.

We intend to continue to concentrate on maintaining our targeted liquidity levels. Our principal strategies are to: (i) maintain or improve the net gain on sale of loans and (ii) continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest spread income. However, there can be no assurance that we will be able to achieve these goals and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Newly Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which was subsequently amended in December 2003 by FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN 46R is applicable beginning on January 1, 2005. The assets, liabilities and noncontrolling interests of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. Certain of our subsidiaries are qualifying special purpose entities formed in connection with off-balance sheet securitizations and are not subject to the requirements of FIN 46R. Our subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, namely our Trusts related to our on-balance sheet securitizations, are currently included in our consolidated financial statements. We do not expect that the application of FIN 46R will have a material impact on our consolidated balance sheet.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. These amendments clarify the definition of a derivative, expand the nature of exemptions from SFAS No. 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of SFAS No. 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. SFAS 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The adoption of SFAS 149 did not have a material impact on our financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, although certain of the provisions of SFAS 150 related to certain mandatorily redeemable noncontrolling interests have been deferred indefinitely. The adoption of SFAS 150 did not have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains or incorporates by reference certain forward-looking statements and we intend that such forward-looking statements be subject to the safe harbor provisions of the federal securities laws. When used, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions are intended to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business strategy;

•	our understanding of our competition;

•	market trends;

•	projected sources and uses of funds from operations;

•	potential liability with respect to legal proceedings; and

•	potential effects of proposed legislation and regulatory action.

Additional forward-looking statements include the following:

•	our plan to expand the business and position New Century to provide more stable, predictable earnings;

•	our plan to strengthen our production franchise by expanding total loan production, market share and volume on the East Coast and other metropolitan areas outside of California;

•	our plan to use technology to maintain low loan origination costs while providing the highest possible level of service;

•	our plan to build our balance sheet by increasing our portfolio of on-balance sheet securitizations during 2004 to approximately 20% of our 2004 loan production;

•	our plan to maintain strong cash and liquidity positions to protect our franchise and provide the ability to respond to disruptions in the market or other adverse conditions;

•	our plan to declare a cash dividend of at least $0.16 per share each quarter and to continue our stock repurchase program;

•	our plan to conclude our evaluation of the advantages and disadvantages of converting into a Real Estate Investment Trust in early April 2004;

•	our plan to diversify our earnings sources by increasing the size of our servicing portfolio, pursuing the rating of our servicing platform by one or more of the major credit rating agencies during 2004, increasing the production volume of small balance commercial loans and evaluating and executing strategic acquisitions and new business opportunities;

•	our beliefs regarding our competitive strengths;

•	our expectation that the combination of the loan processing functions of our Wholesale Division and our Retail Division will improve consistency and reduce costs;

•	our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue;

•	our beliefs regarding income recognition as it relates to on-balance sheet and off-balance sheet securitizations;

•	our plan to continue to retain servicing rights on a substantial percentage of the loans we sell in future periods;

•	our expectation that the rating of our servicing platform will enable us to grow the platform more quickly;

•	our hedging strategy;

•	our beliefs regarding the competitive strengths of our technology;

•	our expectation that a majority of our loans will be subject to the expanded reporting requirements of Regulation C promulgated under HMDA;

•	our plan to continue to review, revise and improve our practices to enhance our fair lending efforts and support the goal of eliminating predatory lending practices;

•	our belief regarding our relations with our employees;

•	our beliefs regarding our legal proceedings;

•	our secondary marketing strategy including, without limitation, our goal of continuing to add loans to our balance sheet to reduce our reliance on the origination and sale of loans for earnings and cash flows;

•	our estimates and assumptions used in valuing our residual interests including, without limitations our estimates of cash flows, delinquencies, prepayments, defaults and default loss severity;

•	our beliefs regarding the future outlook for interest rates;

•	our beliefs regarding our critical accounting policies including, without limitation, our expectation that the application of FIN 46R will not have a material impact on our consolidated balance sheet;

•	our beliefs regarding our loan loss allowance and the estimates and assumptions underlying it;

•	our expectations regarding the renewal of certain of our credit facilities;

•	our expectations regarding our stock repurchase program;

•	our plan to continue to concentrate on generating significant positive cash flow from operations;

•	our targeted liquidity and capital levels;

•	our goal to maintain or improve the net gain on sale of loans;

•	our goal to continue to employ on-balance sheet securitizations to generate cash flows and earnings from net interest spread income;

•	our belief that our tax asset and liability accounts are fairly stated at December 31, 2003;

•	the assumptions underlying our determination of the timing of re-pricing of our interest-sensitive assets and liabilities; and

•	our belief that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

These forward-looking statements are subject to various risks and uncertainties, including those relating to:

•	the negative impact of economic slowdowns or recessions;

•	the effect of changes in interest rates;

•	the condition of the secondary markets for our products;

•	our access to funding sources and our ability to renew, replace or add to our existing credit facilities on terms comparable to the current terms;

•	the assumptions underlying our residual values and repurchase allowances;

•	the impact of new state or federal legislation or court decisions on our operations;

•	the impact of new state or federal legislation or court decisions restricting the activities of lenders or suppliers of credit in our market;

•	an increase in the prepayment speed or default rate of our borrowers;

•	the effect of competition from finance and mortgage banking companies and from Internet-based lending companies;

•	our ability to adequately hedge our residual values;

•	the initiation of a margin call under our warehouse, aggregation or residual financing agreements;

•	the ability of our servicing operations to maintain high performance standards;

•	our ability to expand origination volume while maintaining low overhead; and

•	our ability to attract and retain qualified employees;

•	our ability to adapt to and implement technological changes;

•	the stability of residential property values;

•	our ability to close our forward sale commitments;

•	management’s ability to manage our growth and planned expansion; and

•	the outcome of litigation or regulatory actions pending against us.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact our net interest income, as well as the fair value of our mortgage loans held for investment and related financing, and our residual interests in securitizations. We employ hedging strategies from time to time to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates would cause our cash flows and/or the value of our assets to decline, and result in losses when movements in interest rates cause our cash flows and/or the value of our assets to increase.

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2003. We have made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold in the first six months of 2004. In addition, the timing of re-pricing or maturity of our mortgage loans held for investment and related financing and our residual interests in securitizations is based on certain prepayment and loss assumptions (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details). We purchase Euro Dollar Futures Contracts designed to mitigate interest rate risk associated with our residual interests in securitizations and our portfolio of mortgage loans held for investment. The Euro Dollar Futures Contracts had a notional value of $22.1 billion, their fair value was a loss of $7.9 million and they had maturity dates of less than three years at December 31, 2003. At December 31, 2002 the Euro Dollar Futures Contracts had a notional value of $3.4 billion, their fair value was a loss of $4.6 million and they had maturity dates of less than two years.

Description	Zero to Six Months	Six months to one Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair value
(dollars in thousands)
Interest-sensitive assets:
Cash and cash equivalents	$269,540						269,540	269,540
Restricted cash	116,883						116,883	116,883
Mortgage loans held for sale, net	3,422,211						3,422,211	3,535,353
Mortgage loans held for investment, net	426,976	589,793	1,402,794	722,691	390,294	1,213,389	4,745,937	4,924,441
Residual interests in securitizations	13,428	5,875	36,139	14,071	61,556	48,429	179,498	179,498

Total interest-sensitive assets	4,249,038	595,668	1,438,933	736,762	451,850	1,261,818	8,734,069	9,025,715
Interest-sensitive liabilities:
Credit facilities	3,311,837						3,311,837	3,311,837
Financing on mortgage loans held for investment	377,212	575,609	1,402,310	762,843	398,554	1,169,795	4,686,323	4,686,323
Notes payable	4,768	4,219	7,212	2,778			18,977	18,977

Total interest-sensitive liabilities	3,693,817	579,828	1,409,522	765,621	398,554	1,169,795	8,017,137	8,017,137
Excess of interest-sensitive assets over interest-sensitive liabilities	555,221	15,840	29,411	(28,859)	53,296	92,023	716,932	1,008,578

Cumulative net interest-sensitivity gap	$555,221	571,061	600,472	571,613	624,909	716,932		1,008,578

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2002. Management has made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold in the first six months of 2003. In addition, the timing of re-pricing or maturity of our residual interests in securitizations is based on certain prepayment and loss assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We purchase Euro Dollar Futures Contracts designed to mitigate interest rate risk associated with our residual interests in securitizations. The Euro Dollar Futures Contracts had a notional value of $3.4 billion, their fair value was a loss of $4.6 million and they had maturity dates of less than two years at December 31, 2002. At December 31, 2001 the Euro Futures Contract had a notional value of $7.1 billion, their fair value was a loss of $2.9 million and they had maturity dates of less than two years.

Description (dollars in thousands)	Zero to Six Months	Six Months to One Year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total	Fair value
Interest-sensitive assets:
Cash and cash equivalents	$176,669	—	—	—	—	—	176,669	176,669
Restricted cash	6,255	—	—	—	—	—	6,255	6,255
Mortgage loans held for sale, net	1,920,396	—	—	—	—	—	1,920,396	1,974,833
Residual interests in securitizations	38,482	10,130	13,651	12,887	54,121	117,693	246,964	246,964

Total interest-sensitive assets	2,141,802	10,130	13,651	12,887	54,121	117,693	2,350,284	2,404,721
Interest-sensitive liabilities:
Credit facilities	1,885,498	—	—	—	—	—	1,885,498	1,885,498
Notes payable	4,190	3,593	5,349	3,567	—	—	16,699	16,699

Total interest-sensitive liabilities	1,889,688	3,593	5,349	3,567	—	—	1,902,197	1,902,197

Excess of interest-sensitive assets over interest-sensitive liabilities	252,114	6,537	8,302	9,320	54,121	117,693	448,087	502,524

Cumulative net interest-sensitivity gap	$252,114	258,651	266,953	276,273	330,394	448,087		502,524

Item 8.    Financial Statements and Supplementary Data

Information with respect to this item is set forth in the Consolidated Financial Statements and is incorporated herein by reference. See “Index to Consolidated Financial Statements.”

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

As of December 31, 2003, the end of our fourth quarter, our management, including our Chief Executive Officer, Chief Financial Officer, and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, our Chief Financial Officer, and our President and Chief Operating Officer concluded, as of December 31, 2003, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The names and ages of our executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding our directors will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the captions “Proposal 1—Election of Directors” and “Corporate Governance” and is incorporated herein by this reference as if set forth in full herein.

Audit Committee Financial Expert

Our Board of Directors has determined that Richard A. Zona, a member of our Audit Committee, is an audit committee financial expert as defined by Item 401(b) of Regulations S-K of the Securities Exchange Act of 1934, as amended.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The members of our Audit Committee are Messrs. Donald E. Lange, Fredric J. Forster and Richard A. Zona. Mr. Zona is the Chairman of our Audit Committee.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees and a Code of Ethics applicable to our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and other of our senior financial officers. Both our Code of Business Conduct and Ethics and our Code of Ethics are posted on the Investor Relations section of our Web site (http:/www.ncen.com/companyinformation/investorrelations/index.htm). We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics or Code of Ethics by disclosing such matters in the Investor Relations section of our Web site. Stockholders may request a free copy of our Code of Business Conduct and Ethics or our Code of Ethics by writing Ms. Carrie Marrelli, our Vice President of Investor Relations, at 18400 Von Karman, Suite 1000, Irvine, California 92612, or emailing her at cmarrell@ncen.com.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are posted on the Investor Relations section of our Web site (http:/www.ncen.com/companyinformation/investorrelations/index.htm). Stockholders may request a free copy of our Corporate Governance Guidelines by writing Ms. Carrie Marrelli, our Vice President of Investor Relations, at 18400 Von Karman, Suite 1000, Irvine, California 92612, or emailing her at cmarrell@ncen.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, and is incorporated herein by this reference as if set forth herein.

Item 11.    Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the captions “Executive Compensation,” “Corporate Governance,” “Report of Compensation Committee,” “Performance Graph,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by this reference as if set forth in full herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption “Security Ownership of Directors, Management, and Principal Stockholders” and “Proposal 4—Approval of the New Century Financial Corporation 2004 Performance Incentive Plan—Equity Compensation Plan Information” and is incorporated herein by this reference as if set forth in full herein.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption “Corporate Governance,” and is incorporated here in by this reference as if set forth in full herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2.	Consolidated Financial Statement Schedule—See “Index to Consolidated Financial Statements”

3.	Exhibits—See “Exhibit Index”

(b) We filed the following reports on Form 8-K during the fourth quarter of 2003:

On October 10, 2003, we filed a report on Form 8-K under Item 5 reporting that we had (1) amended our Amended and Restated Master Loan and Security Agreement with Morgan Stanley Mortgage Capital to temporarily increase the maximum credit available under the applicable facility from $1.3 billion to $1.6 billion, (2) amended our Amended and Restated Guaranty with Morgan Stanley Mortgage Capital to increase the permitted maximum ratio of indebtedness to tangible net worth from 8:1 to 10:1, (3) amended our Letter Agreement with Citigroup Global Markets to temporarily increase the maximum credit available under the applicable facility from $600 million to $800 million, (4) amended our Master Repurchase Agreement with Citigroup Global Markets Realty to temporarily increase the maximum credit available under the applicable facility from $150 million to $250 million, (5) entered into a Master Repurchase Agreement with Bear Stearns Mortgage Capital with maximum available credit of $100 million and expected expiration date in October 2003, (6) entered into a Guaranty with Bear Stearns Mortgage Capital, and (7) amended our Second Amended and Restated Loan Purchase Agreement with CDC Mortgage Capital to increase the leverage ratio from 8:1 to 10:1 and increase the maximum number shares that we may purchase under our share repurchase program from 4 million shares to 5 million shares. We also reported under Item 5 that Mr. Stergios Theologides, our Executive Vice President—Corporate Affairs, General Counsel and Secretary, had entered into a stock trading plan designed to comply with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The plan allows for the sale of a total of 22,000 shares of our common stock over a period of approximately 15 months.

On October 15, 2003, we filed a report on Form 8-K under Item 5 reporting that we had issued a press release announcing our intention to file a registration statement on Form S-3 to cover the resale of our 3.50% Senior Convertible Notes due 2008, and the underlying shares of common stock into which the notes are convertible, previously sold by New Century Financial in a private offering pursuant to Rule 144A. In connection with the filing of the registration statement on Form S-3, we also disclosed material developments since June 30, 2003 in various legal proceedings.

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

On December 11, 2003 we filed a report on Form 8-K under Item 5 filing the corrected form of Indenture relating to our 3.50% Convertible Senior Notes due 2008, which were issued by us in July 2003. An incorrect form of Indenture relating to these notes was inadvertently filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

On December 22, 2003, we filed a report on Form 8-K under Item 5 reporting that on December 2, 2003, NC Capital entered into a $1.2 billion Master Repurchase Agreement with Bank of America, N.A. which, by its terms, will expire upon the completion of an on-balance sheet securitization transaction by NC Residual II Corporation, a wholly-owned subsidiary of NC Capital, in December 2003. As a result of the interim facility, the total credit available from Bank of America to New Century, through its subsidiaries, increased from $750 million, the maximum credit available under the existing facility with Bank of America, to $1.65 billion. Upon expiration of the interim facility, the maximum credit available under the existing facility will remain $750 million. In addition, New Century Financial and New Century Mortgage entered into a Guaranty with Bank of America with respect to the interim facility. We also reported under Item 5 that on December 11, 2003, New Century Mortgage and NC Capital entered into Amendment No. 2 to the Amended and Restated Master Loan and Security Agreement with Morgan Stanley Mortgage Capital. The purpose of the amendment was to extend the term of that facility from December 13, 2003 to January 13, 2004.

On January 14, 2004, we filed a report on Form 8-K under Item 5 reporting that New Century Mortgage, NC Capital and New Century Funding SB-1, one of the subsidiaries of New Century Mortgage, entered into amendments to several of our credit facilities to extend the terms of those facilities as follows: (1) the expiration date of the warehouse facility with Citigroup Global Markets, as successor to Salomon Brothers, was extended to March 31, 2004, (2) the expiration date of the aggregation with Citigroup Global Markets was extended to March 31, 2004, (3) the expiration date of the credit facility for delinquent and problem loans with Citigroup Global Markets was extended to December 31, 2004 and (4) the expiration date of the warehouse and aggregation facility with Morgan Stanley was extended to January 30, 2004.

On January 22, 2004, we filed a report on Form 8-K under Items 5 and 12 reporting that we had issued a press release announcing our financial results for the quarter and year ended December 31, 2003.

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

Signature	Title	Date

/s/ BRAD A. MORRICE Brad A. Morrice	Vice Chairman, President and Chief Operating Officer	March 12, 2004

/s/ EDWARD F. GOTSCHALL Edward F. Gotschall	Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ ROBERT K. COLE Robert K. Cole	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ FREDRIC J. FORSTER Fredric J. Forster	Director	March 12, 2004

/s/ DONALD E. LANGE Donald E. Lange	Director	March 12, 2004

/s/ WILLIAM J. POPEJOY William J. Popejoy	Director	March 12, 2004

Michael M. Sachs	Director

/s/ TERRENCE P. SANDVIK Terrence P. Sandvik	Director	March 12, 2004

/s/ RICHARD A. ZONA Richard A. Zona	Director	March 12, 2004

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

New Century Financial Corporation:

We have audited the accompanying consolidated balance sheets of New Century Financial Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Century Financial Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Los Angeles, California

January 21, 2004

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(Dollars in thousands, except share amounts)

	2003	2002
Assets
Cash and cash equivalents	$269,540	176,669
Restricted cash	116,883	6,255
Mortgage loans held for sale, net (notes 2 and 7)	3,422,211	1,920,396
Mortgage loans held for investment, net (notes 3 and 8)	4,745,937	—
Residual interests in securitizations (note 4)	179,498	246,964
Mortgage servicing assets (note 5)	1,900	10,271
Accrued interest receivable	35,824	2,079
Deferred income taxes (note 13)	93,928	—
Office property and equipment (notes 6 and 10)	32,258	20,336
Prepaid expenses and other assets	36,901	19,958

Total assets	$8,934,880	2,402,928

Liabilities and Stockholders’ Equity
Credit facilities (notes 2 and 7)	$3,311,837	1,885,498
Financing on mortgage loans held for investment, net (note 8)	4,686,323	—
Convertible notes, net (note 9)	204,858	—
Notes payable (note 10)	18,977	16,699
Income taxes payable (note 13)	41,551	24,611
Accounts payable and accrued liabilities (notes 12 and 15)	129,323	83,890
Deferred income taxes (note 13)	—	5,680

Total liabilities	8,392,869	2,016,378

Commitments and contingencies (note 12)

Stockholders’ equity (notes 15 and 16):
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; No shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 33,759,695 and 23,538,643 shares at December 31, 2003 and 2002, respectively	338	235
Additional paid-in capital	52,988	115,345
Accumulated other comprehensive loss	(1,742)	—
Retained earnings, restricted	509,998	279,124

	561,582	394,704
Treasury stock, 377,500 shares at December 31, 2003 and 184,000 shares at December 31, 2002, respectively, at cost	(14,163)	(4,439)
Deferred compensation costs	(5,408)	(3,715)

Total stockholders’ equity	542,011	386,550

Total liabilities and stockholders’ equity	$8,934,880	2,402,928

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, and 2001

(In thousands, except per share and share data)

	2003	2002	2001
Revenues:
Gain on sale of loans (note 2)	$611,136	451,744	182,612
Interest income (note 2)	329,463	122,331	62,706
Residual interest income (note 4)	24,228	31,723	36,356
Servicing income (note 5)	11,139	432	10,616
Other income	—	16	1,046

Total revenues	975,966	606,246	293,336

Expenses:
Personnel (notes 12 and 14)	248,796	149,136	83,427
Interest (note 8)	117,575	50,588	54,127
General and administrative (notes 12 and 17)	105,301	69,595	52,787
Provision for loan losses on mortgage loans held for investment (note 3)	26,304	—	—
Advertising and promotion	26,118	20,234	11,610
Professional services	28,620	10,357	7,901

Total expenses	552,714	299,910	209,852

Earnings before income taxes	423,252	306,336	83,484
Income taxes (note 13)	177,769	126,636	35,464

Net earnings	245,483	179,700	48,020
Dividends paid on preferred stock	—	442	2,900

Net earnings available to common stockholders	$245,483	179,258	45,120

Basic earnings per share (note 20)	7.26	5.19	1.83
Diluted earnings per share (note 20)	6.56	4.62	1.52
Basic weighted average shares outstanding	33,835,127	34,564,656	24,721,679
Diluted weighted average shares outstanding	37,410,425	38,897,072	31,599,876

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Net earnings	$245,483	$179,700	$48,020
Other comprehensive loss:
Unrealized loss on derivative instruments designated as hedges, net of tax of $1,261	(1,742)	—	—

Comprehensive income	$243,741	$179,700	$48,020

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained earnings, restricted	Treasury shares outstanding	Deferred compensation	Total
Balance December 31, 2000	40	$—	14,853	$149	90,579	—	61,426	—	(5)	152,149
Proceeds from issuance of common stock	—	—	5,544	55	54,461	—	—	—	—	54,516
Issuance of common stock for acquisition of subsidiary	—	—	12	—	125	— —	—	—	—	125
Issuance of restricted stock	—	—	214	2	2,188	—	—	—	(2,190)	—
Purchase of treasury stock	—	—	(119)	(1)	(1,063)	—	—	—	—	(1,064)
Cancellation of warrants	—	—	—	—	(2,631)	—	—	—	—	(2,631)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	545	545
Net earnings	—	—	—	—	—	—	48,020	—	—	48,020
Preferred stock dividends	—	—	—	—	—	—	(2,900)	—	—	(2,900)
Common stock dividends	—	—	—	—	—	—	(999)	—	—	(999)

Balance December 31, 2001	40	—	20,504	205	143,659	—	105,547	—	(1,650)	247,761
Proceeds from issuance of common stock	—	—	760	7	7,121	—	—	—	—	7,128
Issuance of common stock for acquisition of subsidiary	—	—	76	1	1,998	— —	—	—	—	1,999
Issuance of restricted stock	—	—	199	2	3,531	—	—	—	(3,533)	—
Purchase of treasury stock	(7)	—	(1,625)	(16)	(40,928)	—	—	(4,439)	—	(45,383)
Conversion of convertible preferred stock	(33)	—	3,625	36	(36)	—	—	—	—	—
Cancellation of warrants	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,468	1,468
Net earnings	—	—	—	—	—	—	179,700	—	—	179,700
Preferred stock dividends	—	—	—	—	—	—	(442)	—	—	(442)
Common stock dividends	—	—	—	—	—	—	(5,681)	—	—	(5,681)

Balance December 31, 2002	—	—	23,539	235	115,345	—	279,124	(4,439)	(3,715)	386,550
Proceeds from issuance of common stock	—	—	786	8	10,587	—	—	—	—	10,595
Stock split	—	—	11,565	116	(116)	—	—	—	—	—
Proceeds from sale of warrants	—	—	—	—	24,389	—	—	—	—	24,389
Purchase of call options	—	—	—	—	(46,819)	—	—	—	—	(46,819)
Issuance of restricted stock	—	—	396	4	5,015	—	—	—	(5,019)	—
Purchase of common stock	—	—	(2,526)	(25)	(62,213)	—	—	(9,724)	—	(71,962)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,326	3,326
Net earnings	—	—	—	—	—	—	245,483	—	—	245,483
Tax benefit related to call options purchased	—	—	—	—	1,500	—	—	—	—	1,500
Tax benefit from non-qualified stock options	—	—	—	—	5,300	—	—	—	—	5,300
Other comprehensive loss, net of tax	—	—	—	—	—	(1,742)	—	—	—	(1,742)
Common stock dividends	—	—	—	—	—	—	(14,609)	—	—	(14,609)

Balance December 31, 2003	—	$—	33,760	$338	52,988	(1,742)	509,998	(14,163)	(5,408)	542,011

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$245,483	179,700	48,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,905	10,501	8,080
Deferred income taxes	(98,347)	(28,573)	26,371
NIR gains (discounts)	—	12,051	(15,894)
Initial deposits to over-collateralization accounts	—	(17,879)	(6,738)
Cash received from residual interests	72,331	110,335	65,794
Servicing gains	(7,777)	(14,882)	(4,938)
Accretion of NIRs	(24,228)	(32,496)	(36,525)
Fair value adjustment of residual securities	19,363	(12,066)	—
Provision for losses on mortgage loans held for investment	26,304	—	—
Provision for repurchase losses	5,868	50,654	15,106
Mortgage loans originated or acquired for sale	(22,458,565)	(14,214,755)	(6,250,934)
Mortgage loan sales, net	20,835,105	13,265,164	5,621,734
Principal payments on loans receivable held for sale	115,777	35,922	18,847
Increase in credit facility financing	1,426,339	897,930	583,122
Net change in other assets and liabilities	12,388	15,503	24,832

Net cash provided by operating activities	193,946	257,109	96,877

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(4,996,609)	—	—
Principal payments on mortgage loans held for investment	219,170	—	—
Sale of mortgage servicing rights	15,568	4,561	24,748
Purchase of office property and equipment	(22,574)	(18,459)	(3,045)
Net proceeds from calls of residual interests	—	—	22,204
Acquisition of subsidiaries	—	(10,445)	—

Net cash provided by (used in) investing activities	(4,784,445)	(24,343)	43,907

Cash flows from financing activities:
Repayments of residual financing	—	(79,941)	(70,968)
Proceeds from issuance of financing on mortgage loans held for investment, net	4,918,204	—	—
Repayment of financing on mortgage loans held for investment	(235,487)	—	—
Convertible debt proceeds, net	204,315	—	—
(Increase) decrease in restricted cash	(110,628)	161	(6,416)
Proceeds from sale of warrant	24,389	—	—
Purchase of option	(46,819)	—	—
Increases in (repayments of) notes payable	2,278	6,952	(23,972)
Repayment of subordinated debt	—	(40,000)	—
Payment of dividends on convertible preferred stock	—	(725)	(2,900)
Payment of dividends on common stock	(11,515)	(4,552)	—
Proceeds from issuance of stock	10,595	7,127	54,516
Purchase of common stock	(71,962)	(45,382)	(1,064)

Net cash provided by (used in) financing activities	4,683,370	(156,360)	(50,804)

Net increase in cash and cash equivalents	92,871	76,406	89,980
Cash and cash equivalents, beginning of year	176,669	100,263	10,283

Cash and cash equivalents, end of year	$269,540	176,669	100,263

Supplemental cash flow disclosure:
Interest paid	$114,839	49,185	54,063
Income taxes paid	252,395	137,190	9,999
Supplemental non-cash financing activity:
Restricted stock issued	$5,019	3,785	2,190
Restricted stock cancelled	—	252	—
Repurchased preferred stock cancelled	—	6,999	—
Repurchased common stock cancelled	62,238	33,944	1,064
Stock dividend	116	—	—
Conversion of preferred stock	—	36	—
Stock issued in connection with acquisitions	—	1,999	125
Accrued dividends on common and preferred stock	5,230	2,136	1,482
Cancellation of warrants	—	—	2,631
Fixed assets acquired through capital leases	—	11,994	9,378

See accompanying notes to consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1) Summary of Significant Accounting Policies

(a) Organization

New Century Financial Corporation (the Company), a Delaware corporation, was incorporated on November 17, 1995. New Century Mortgage Corporation, a wholly-owned subsidiary, commenced operations in February 1996 and is a mortgage finance company engaged in the business of originating, purchasing, selling and servicing mortgage loans secured primarily by first and second mortgages on single family residences. NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage Corporation, was formed in December 1998 to conduct the secondary marketing activities of the Company. Anyloan Financial Corporation, a wholly-owned subsidiary of the Company, and its subsidiaries, The Anyloan Company and NC Insurance Services, were formed in October 1999 and May 2000, respectively, to conduct the Company’s Web-based lending and mortgage servicing-related insurance operations. In 2001 the Anyloan Company began originating mortgage loans through strategic alliances with its customers. In December 2003 the operations of the Anyloan Company were merged into the Wholesale Division of New Century Mortgage Corporation. Worth Funding Inc., a wholly-owned subsidiary of New Century Mortgage Corporation, was acquired in March 2000 to conduct the Company’s centralized wholesale lending operations. In June 2002 its operations were transferred to the Wholesale Division of New Century Mortgage Corporation. eConduit, a wholly-owned subsidiary of New Century Mortgage Corporation, was acquired in May 2002 to conduct retail lead sourcing operations and discontinued operations in 2003.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the consolidated financial statements of the Company’s wholly-owned subsidiaries, New Century Mortgage Corporation and Anyloan Financial Corporation. All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

(c) Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

(d) Restricted Cash

Restricted cash includes $31.5 million in cash held in a margin account associated with the Company’s interest rate risk management activities, $63.7 million in cash held in custodial accounts associated with its mortgage loans held for investment, and $21.7 million in cash held in a cash reserve account in connection with the asset-backed commercial paper facility as of December 31, 2003. As of December 31, 2002, restricted cash included $6.3 million in cash held in a margin account associated with the Company’s interest rate risk management activities.

(e) Loan Origination Fees

Loan origination fees, as well as discount points and certain direct origination costs, are initially deferred and recorded as an adjustment to the cost of the loan and, with respect to mortgage loans held for sale, are

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

reflected in earnings when the loan is sold. With respect to mortgage loans held for investment, such fees and costs are amortized to interest income using the interest method.

(f) Interest Income

Interest income is accrued as earned. Loans are placed on non-accrual status when any portion of principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

(g) Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis.

(h) Mortgage Loans Held for Investment

Mortgage loans held for investment represent loans securitized through transactions structured as financings during 2003. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in the Company’s consolidated balance sheet as financing on mortgage loans held for investment.

(i) Allowance for Losses on Mortgage Loans Held for Investment

In connection with its mortgage loans held for investment, the Company establishes an allowance for loan losses based on its estimate of losses to be incurred in the foreseeable future. The Company charges off uncollectible loans at the time of liquidation. The Company evaluates the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, characteristics of the portfolio, the value of the underlying collateral and the general economic environment. In order to estimate an appropriate allowance for losses for loans held for investment, the Company estimates losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Provision for losses is charged to the Company’s consolidated statement of operations. Losses incurred are charged to the allowance. Management considers the current allowance to be adequate.

(j) Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that the Company structures as sales rather than financings, referred to as “off-balance sheet securitizations.” The Company may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

The Company generally structures loan securitizations as follows: First, it sells a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”), and the Trust in turn issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that the Company provides representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to the Company representing a residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

At the closing of each off-balance sheet securitization, the Company removes from its consolidated balance sheet the mortgage loans held for sale and adds to its consolidated balance sheet (i) the cash received, (ii) the estimated fair value of the interest in the mortgage loans retained from the securitizations (“Residuals”), which consist of (a) the OC Account and (b) the net interest receivable (“NIR”), and (iii) the estimated fair value of the servicing asset. The NIR represents the discounted estimated cash flows that the Company will receive in the future. The excess of the cash received and the assets retained over the carrying value of the loans sold, less transaction costs, equals the net gain on sale of mortgage loans recorded by the Company.

The NIMS are generally structured as follows: First, the Company sells or contributes the Residuals to a SPE that it has established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). The Company sells the Residuals without recourse except that it provides representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase the Bonds and Certificates and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by the Company for the sale of the Residuals.

At closing of each NIMS transaction, the Company removes from its consolidated balance sheet the carrying value of the Residuals sold and adds to its consolidated balance sheet (i) the cash received, and (ii) the estimated fair value of the portion of the Residuals retained, which consists of a NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by the Company.

The Company allocates its basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. The Company may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. The Company is not aware of an active market for the purchase or sale of Residuals and, accordingly, it determines the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. The Company utilizes a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

The Company is entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to the Company. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. The Company is restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, the Company may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account, which is held by the Trusts on its behalf as the Residual holder. The specified credit enhancement levels are defined in these servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, the Company receives cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, prepayment penalties that it will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.38% to 4.32% for adjustable-rate securities and 2.14% to 5.20% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.94% at December 31, 2003. The Company estimates prepayments by evaluating historical prepayment performance of its loans and the impact of current trends. The Company uses a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.27 to 2.71 years for the Company’s adjustable-rate securities and 2.53 to 3.57 years for its fixed-rate securities.

During the year ended December 31, 2003, the Residuals provided $72.3 million in cash flow to the Company. The Company performs an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. During the year ended December 31, 2003, the Company increased its prepayment rate assumptions based upon actual performance and made minor adjustments to certain other assumptions, resulting in a $19.4 million downward fair value adjustment for the year.

The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company’s Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(k) Gain on Sales of Loans

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

(l) Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. Provisions for losses are charged to gain on sale of loans and credited to the allowance. The allowance represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.

(m) Office Property and Equipment

Office property and equipment are stated at cost. The straight-line method of depreciation is followed for financial reporting purposes. Depreciation and amortization are provided in amounts sufficient to relate the cost of assets to operations over their estimated service lives or the lives of the respective leases, whichever is shorter. The estimated service lives for furniture and office equipment, computer hardware/software, and leasehold improvements are five years, three years, and five years or shorter as appropriate, respectively.

(n) Goodwill

Goodwill associated with transactions prior to 2003 had a net book value of $13.8 million on January 1, 2003. In June 2003, a goodwill impairment adjustment of $1.1 million was recognized in connection with discontinuing the operations of eConduit, one of the Company’s wholly-owned subsidiaries. Goodwill totals $12.7 million at December 31, 2003.

On January 1, 2002, the Company ceased amortizing its goodwill, which decreased general and administrative expenses and increased net income in 2003 and 2002 as compared to 2001. If the Company were to exclude the amortization expense from general and administrative expenses related to goodwill in 2001, net income, basic earnings per share and diluted earnings per share would have been $49.1 million, $1.87, and $1.55, respectively. Goodwill is reviewed for impairment based upon the current value of the operations of the acquired company.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(o) Financial Statement Presentation

The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. A classified balance sheet presentation would have aggregated current assets, current liabilities, and net working capital as of December 31, 2003 as follows (dollars in thousands):

Current assets	$3,900,337
Current liabilities	3,491,697

Net working capital	$408,640

(p) Errors and Omissions Policy

In connection with the Company’s lending and servicing activities, the Company has Fidelity Bond and Errors and Omissions insurance coverage of $5.0 million each at December 31, 2003.

(q) Income Taxes

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

(r) Mortgage Servicing Asset

In March 2001, the Company sold the majority of its servicing rights to Ocwen Federal Bank FSB (“Ocwen”). In connection with this transaction, the Company contracted with Ocwen to sub-service all of the Company’s loans held for sale and loans serviced for others. Ocwen assumed these servicing responsibilities in August 2001. In October 2002, the Company re-established servicing operations and began selling loans on a servicing-retained basis.

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

(s) Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. However, the Company provides pro forma net earnings and pro forma net earnings per share disclosures as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The per share weighted average fair value of stock options granted during the year ended December 31, 2003, 2002, and 2001 was $9.89, $9.11, and $2.99, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	4.5	4.5	4.5
Risk-free interest rate	3.2%	4.7%	4.0%
Volatility	50.5%	57.4%	55.0%
Expected annual dividend yield	1.28%	1.48%	2.08%

As of December 31, 2003 and 2002, there were stock options outstanding for the purchase of 5,060,118 and 4,842,575 shares, respectively, of our common stock. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	2003	2002	2001
Net earnings:
As reported	$245,483	179,700	48,020
Compensation expense, net of related tax effects	(3,437)	(2,454)	(1,343)

Pro forma	$242,046	177,246	46,677

Basic earnings per share:
As reported	$7.26	5.19	1.83
Pro forma	7.15	5.12	1.77
Diluted earnings per share:
As reported	$6.56	4.62	1.52
Pro forma	6.62	4.70	1.53
Basic weighted average shares outstanding:
As reported	33,835,127	34,564,656	24,721,679
Pro forma	33,835,127	34,564,656	24,721,679
Diluted weighted average shares outstanding:
As reported	37,410,425	38,897,072	31,599,876
Pro forma	36,539,520	37,685,595	30,495,087

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(t) Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

(u) Use of Estimates

Management of the Company has made certain estimates and assumptions relating to the reporting of assets, liabilities, results of operations, and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to residual interests in securitizations, allowances for loan losses, and income taxes.

(v) Advertising

The Company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

(w) Reclassification

Certain amounts for prior years’ presentation have been reclassified to conform to the current year’s presentation.

(x) Segment Reporting

The Company, through its origination divisions, provides a broad range of mortgage products. The Company’s management measures the revenue streams of its wholesale and retail lending divisions separately. Further, the Company has a servicing division whose operations are distinct from its lending operations and a portfolio of loans held for investment that generates a measurably different earnings stream. The Company has provided revenue and expense data by these business segments.

(y) Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) which was subsequently amended in December 2003 by FIN 46R. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Prior to FIN 46R, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46R are applicable to variable interest entities created after December 31, 2003. For interests held in variable interest entities created before January 1, 2004, FIN 46R is applicable beginning on January 1, 2005. The assets, liabilities and noncontrolling interests of variable interest entities created before January 1, 2004 would initially be measured at their carrying amounts, with any difference

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. Certain of the Company’s subsidiaries are qualifying special purpose entities formed in connection with off-balance sheet securitizations and are not subject to the requirements of FIN 46R. The Company’s subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, namely the Trusts related to the Company’s on-balance sheet securitizations, are currently being consolidated and are included in the Company’s consolidated financial statements. Management does not expect that the application of FIN 46R will have a material impact on the Company’s consolidated balance sheet.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. These amendments clarify the definition of a derivative, expand the nature of exemptions from SFAS No. 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of SFAS No. 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. SFAS 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The adoption of SFAS 149 did not have a material impact on the Company’s financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, although certain of the provisions of SFAS 150 related to certain mandatorily redeemable noncontrolling interests have been deferred indefinitely. The Company adopted the provisions of SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

(z) Hedging Activities

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, certain mortgage loans held for sale and financing on mortgage loans held for investment, the Company uses derivative financial instruments such as Euro Dollar Futures contracts and interest rate caps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, when applicable, the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

During 2003, the Company began using hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge the Company’s financing on mortgage loans held for investment. The

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

Company designates certain derivative financial instruments, Euro Dollar Futures contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark interest rate, in this case LIBOR, of the financing on mortgage loans held for investment (variable rate debt) being hedged, the Company uses derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. The ineffective portion of these hedges was immaterial for the year ended December 31, 2003.

The Company documents the relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific liabilities on the consolidated balance sheet. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated, it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

For derivative financial instruments not designated as hedge instruments, realized and unrealized changes in fair value are recognized in the period in which the changes occur.

As of December 31, 2003, the Company had open Euro Dollar Futures Contracts that are designated as hedging the variability in expected cash flows from the variable rate debt related to its financing on mortgage loans held for investment. The fair value of these contracts was a $5.8 million liability at December 31, 2003, and is included in accounts payable and accrued liabilities.

The change in the fair value of Euro Dollar Futures Contracts used to mitigate interest rate risk in the Company’s residual assets and certain loans held for sale is recorded through earnings each period, and is included as a component of gain on sale. For the years ended December 31, 2003 and 2002, the Company recognized a loss of $10.6 million and $28.0 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts was a $2.1 million liability and a $4.6 million liability, respectively, at December 31, 2003 and 2002, and is included in accounts payable and accrued liabilities.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(2) Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or fair value at December 31 is as follows (dollars in thousands):

	2003	2002
Mortgage loans held for sale:
First trust deeds	$3,307,749	1,880,554
Second trust deeds	75,517	21,108
Net deferred origination costs	38,945	18,734

	$3,422,211	1,920,396

At December 31, 2003 and 2002 the Company had mortgage loans held for sale of approximately $11.0 million and $35.2 million, respectively, on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $783,000 and $3.9 million in the years ended December 31, 2003 and 2002, respectively.

(a) Interest Income

The following table presents the components of interest income for the years ended December 31 (dollars in thousands):

	2003	2002	2001
Interest on loans receivable held for sale	$224,650	122,182	62,002
Interest on mortgage loans held for investment (see note 3)	104,706	—	—
Interest on cash and cash equivalents	107	149	704

	$329,463	122,331	62,706

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(b) Gain on Sales of Loans

Gain on sales of loans was comprised of the following components for the years ended December 31 (dollars in thousands):

	2003	2002	2001
Gain from whole loan sale transactions	$861,310	562,050	170,717
Noncash premium (discount) from securitizations (NIR gains)	—	(12,051)	15,894
Noncash gain from servicing asset	7,777	14,882	4,938
Cash gain from sales of servicing rights	—	12,574	11,273
Cash gain from securitizations/NIM transactions	—	57,081	32,402
Securitization expenses	—	(2,706)	(3,820)
Accrued interest	—	(5,226)	(4,455)
Fair value adjustment to NIR	(19,363)	12,066	—
Provision for repurchase losses	(5,868)	(50,654)	(15,106)
Nonrefundable fees	142,745	111,601	67,645
Premiums, net	(182,765)	(101,816)	(30,242)
Origination costs	(182,100)	(118,050)	(60,700)
Derivative losses	(10,600)	(28,007)	(5,934)

	$611,136	451,744	182,612

(c) Originations and Purchases

During the year ended December 31, 2003, approximately 41.0% and 6.0% of the Company’s total loan originations and purchases were in the states of California and Florida, respectively. During the year ended December 31, 2002, approximately 40.5% and 6.0% of the Company’s total loan originations and purchases were in the states of California and Florida, respectively.

(d) Significant Customers

During the year ended December 31, 2003 the Company sold $11.3 billion in loans to Morgan Stanley, and $4.4 billion in loans to Credit Suisse First Boston, which represented 54.2% and 21.1% respectively, of total loans sold. During the year ended December 31, 2002 the Company sold $7.0 billion in loans to Morgan Stanley, and $1.5 billion in loans to Credit Suisse First Boston, which represented 52.3% and 11.3% respectively, of total loans sold.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(3) Mortgage Loans Held for Investment

For the year ended December 31, 2003, the Company securitized $4.9 billion in loans through transactions structured as financings, resulting in mortgage loans held for investment. A summary of the components of mortgage loans held for investment at December 31, 2003 is as follows (dollars in thousands):

Unpaid principal balance of mortgage loans	$4,727,504
Allowance for loan losses	(26,251)
Net deferred origination costs	44,684

$4,745,937

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the year ended December 31, 2003 (dollars in thousands):

Beginning balance	$—
Additions	26,304
Charge-offs	(53)

$26,251

(4) Residual Interests in Securitizations

Residual interests in securitizations consist of the following components for the years ended December 31 (dollars in thousands):

	2003	2002
Over-collateralization amount	$169,905	185,658
Net interest receivable (NIR)	9,593	61,306

	$179,498	246,964

The following table summarizes the activity in the over-collateralization OC account at December 31 (dollars in thousands):

	2003	2002
Balance, beginning of year	$185,658	206,935
Initial deposits to OC accounts	—	17,879
Additional deposits to OC accounts	4,149	7,639
Release of cash from OC accounts	(19,902)	(46,795)

	$169,905	185,658

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

The following table summarizes activity in NIR interests at December 31 (dollars in thousands):

	2003	2002
Balance, beginning of year	$61,306	99,973
NIR discounts	—	(12,051)
Cash received from NIRs	(56,578)	(71,179)
Accretion of NIR	24,228	32,497
Fair value adjustment to NIR	(19,363)	12,066

	$9,593	61,306

During 2003, the Company did not complete any securitizations structured as sales, resulting in no additions to its residual interests. For the period ended December 31, 2002 the Company sold $845.5 million in loans through securitization and recognized a pretax gain of $37.1 million, which is included in gain on sale of loans. Concurrent with the securitization, the Company sold a portion of the residual interest through a NIM transaction. In future periods, the Company will receive cash flows from the securitization, once the NIM bonds are repaid. Purchasers of securitization bonds and certificates have no recourse against the other assets of the Company, other than the assets of the trust. The value of the Company’s retained interests is subject to credit, prepayment and interest rate risk on the transferred financial assets.

The Company uses certain assumptions and estimates to determine the fair value allocated to the retained interest at the time of initial sale and each subsequent sale in accordance with SFAS No. 140. These assumptions and estimates include projections concerning the various rate indices applicable to the Company’s loans and the pass-through rate paid to bondholders, credit loss experience, prepayment rates, and a discount rate commensurate with the risks involved. These assumptions are reviewed periodically by management. If these assumptions change, the related asset and income are affected.

For the securitization transaction completed in 2002, the fair value assigned to the retained interest at the date of securitization was $5.8 million. Key economic assumptions used to measure the retained interest at this date were as follows: prepayment curves which resulted in a weighted average life of 2.69 years; a weighted average static pool loss of 3.60%; a discount rate of 14%; and the actual LIBOR forward curve at the time of the securitization.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

At December 31, 2003 key economic assumptions and the sensitivity of the current fair value of residual interests in securitization to immediate 10% and 20% adverse changes in those assumptions are illustrated in the following table (dollars in thousands):

	Security type
	Fixed	Adjustable	Total
Carrying value/fair value of residual interests	$93,478	86,020	179,498
Assumed weighted average life in years	3.04	2.58	2.87
Decline in fair value with 10% adverse change	4.98%	2.35%	3.72%
Decline in fair value with 20% adverse change	9.55%	4.42%	7.09%
Assumed cumulative pool losses	3.94%	3.93%	3.94%
Decline in fair value with 10% adverse change	3.90%	2.23%	3.10%
Decline in fair value with 20% adverse change	7.89%	4.45%	6.24%
Assumed discount rate	Range of 12% to 14%
Decline in fair value with 10% adverse change	2.86%	3.08%	2.96%
Decline in fair value with 20% adverse change	5.59%	6.02%	5.80%
Interest rate assumptions	Current Forward LIBOR curve
Decline in fair value with 10% adverse change	1.01%	0.37%	0.70%
Decline in fair value with 20% adverse change	1.99%	0.57%	1.31%

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption when, in reality, changes in one factor may result in changes in another. For example, increases in interest rates may result in lower prepayments and higher credit losses which may magnify or counteract the sensitivities.

In order to mitigate the interest rate risk inherent in the residual interests the Company entered into Euro Dollar Futures Contracts with a notional balance at December 31, 2003 and 2002 of $2.6 billion and $3.4 billion, respectively. These contracts expire over a period of 15 months, declining generally in proportion to the percentage of the underlying loans that reach their interest rate adjustment date.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

The following table summarizes delinquencies and credit losses as of December 31, 2003 for the loans underlying the Company’s residual interests, its mortgage loans held for investment and its loans held for sale (dollars in thousands):

	Original principal amount of loans	Current principal amount of loans	Delinquent principal over 60 days	Inception to-date credit losses (net of recoveries)
Adjustable rate loans	$10,171,108	6,204,651	188,386	108,966
Fixed rate loans	6,517,609	3,725,666	118,281	107,971

Total managed loans	$16,688,717	9,930,317	306,667	216,937

Comprised of:
Loans sold through securitization	$8,358,194	1,819,547
Loans held for investment	4,946,781	4,727,504
Loans held for sale	3,383,742	3,383,266

Total managed loans	$16,688,717	9,930,317

Loans sold through securitization in the table above have been sold by the Company to off-balance sheet Trusts. The Company’s only ownership interest in the off-balance sheet Trusts is its residual interests in securitizations of $179.5 million at December 31, 2003.

(5) Mortgage Servicing Asset

The following table summarizes activity in the mortgage servicing asset for the years ended December 31 (dollars in thousands):

	2003	2002
Beginning balance	$10,271	—
Additions	7,777	14,882
Sales of servicing	(15,568)	(4,561)
Amortization	(580)	(50)

	$1,900	10,271

Servicing Income

The following table presents the components of servicing income for the years ended December 31 (dollars in thousands):

	2003	2002	2001
Servicing and ancillary fees collected	$11,284	254	11,872
Amortization of mortgage servicing asset	(580)	(50)	(1,638)
Prepayment penalties collected	435	228	382

	$11,139	432	10,616

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(6) Office Property and Equipment

Office property and equipment consist of the following at December 31 (dollars in thousands):

	2003	2002
Leasehold improvements	$6,135	3,342
Furniture and office equipment	10,981	6,421
Computer hardware and software	45,837	30,616

	62,953	40,379
Less accumulated depreciation and amortization	(30,695)	(20,043)

	$32,258	20,336

(7) Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at December 31 (dollars in thousands):

	2003	2002
A $570 million master repurchase agreement among New Century Mortgage Corporation, a wholly-owned subsidiary of New Century Financial Corporation, NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage Corporation, and CDC Mortgage Capital Inc. expiring in June 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	$430,118	$420,317

A $1.3 billion master loan and security agreement among New Century Mortgage Corporation, NC Capital Corporation and Morgan Stanley Mortgage Capital Inc. expiring in December 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	284,643	149,143

A $50 million master loan and security agreement among New Century Mortgage Corporation, NC Capital Corporation, Citigroup Global Markets Realty Corp., successor to and Salomon Brothers Realty Corp., expiring in December 2004, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR	6,789	6,718

A $650 million repurchase agreement between NC Capital Corporation and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in March 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	468,809	81,501

A $750 million master repurchase agreement between New Century Funding A, a Delaware business trust, which is a wholly-owned subsidiary of New Century Mortgage Corporation and Bank of America, N.A. expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	697,201	312,754

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

	2003	2002
A $1.0 billion committed note purchase and security agreement between New Century Funding I, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage Corporation and UBS Warburg Real Estate Securities Inc., $250 million of which is uncommitted, expiring in May 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	994,815	418,577

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage Corporation, and Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in March 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	—	—

A $2.0 billion asset-backed commercial paper note facility agreement for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage Corporation, expiring in September 2006, secured by loans receivable held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR	409,120	—

A $100 million master loan and security agreement between New Century Mortgage Corporation and Greenwich Capital Financial Products, Inc. expiring in September 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR	20,342	—

A $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in October 2004, secured by loans receivable held for sale, bearing interest based on a margin over one-month LIBOR.	—	—

Loan sale agreements accounted for as financings:

Federal Home Loan Mortgage Corporation sale of 77.5% participation certificates that expired in January 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	—	384,778

A $111.7 million short-term Loan and Security Agreement from Morgan Stanley Mortgage Capital that expired in February 2003, secured by mortgage loans to be securitized, bearing interest based on a margin over one-month LIBOR	—	111,710

	$3,311,837	1,885,498

The weighted average interest rate on these facilities was 1.99% and 2.42% at December 31, 2003 and 2002, respectively.

The various credit agreements contain certain restrictive financial and other covenants that require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

requirements. To the Company’s knowledge, at December 31, 2003, the Company was in compliance with these covenants.

(8) Financing on Mortgage Loans Held for Investment

When the Company sells loans through securitizations structured as financings, the related bonds are added to its balance sheet. As of December 31, 2003, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

Securitized bonds	$4,688,921
Short-term financing on retained bond	4,665
2003-NC5 NIM bond	33,969
Deferred bond issue costs	(41,232)

$4,686,323

Interest Expense

The following table presents the components of interest expense for the years ended December 31 (dollars in thousands):

	2003	2002	2001
Interest on credit facilities and other short-term borrowings (see note 7)	$75,759	46,396	38,371
Interest on financing on mortgage loans held for investment	36,650	—	—
Interest on convertible notes (see note 9)	4,049	—	—
Interest on residual financing	—	1,249	7,816
Interest on subordinated debt	—	2,171	6,441
Other interest expense	1,117	772	1,499

	$117,575	50,588	54,127

(9) Convertible Notes

In July 2003, the Company closed a private offering of $175 million of Convertible Senior Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 3.50% per year and will be convertible into the Company’s common stock at a conversion price of $34.80 per share upon the occurrence of certain events. The conversion price represents a 28% premium over the closing share price at the date of issuance. We have filed a registration statement, which has become effective, to permit the public resale of the notes and the common stock issuable under the notes.

On July 14, 2003, the initial purchasers of the notes exercised their option, in full, to acquire an additional $35 million principal amount of the notes.

In connection with the convertible debt transaction, the Company entered into two agreements to simultaneously purchase an option and sell a warrant on its common stock. The Company may exercise the option it purchased at any time to acquire 6,034,675 shares of common stock at a strike price of $34.80 per share. The Company sold a warrant to an affiliate of one of the initial purchasers of the notes who may exercise the warrant upon maturity of the notes to purchase from the Company up to 6,034,668 shares of its common stock at a price

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

of $47.59 per share, subject to certain anti-dilution and other customary adjustments. The warrant may be settled in cash, in shares or in a combination of cash and shares, at the Company’s option. The purchase price of the option purchased of $46.8 million, net of the proceeds from the sale of the warrant of $24.4 million, was recorded as a reduction to stockholders’ equity.

(10) Notes Payable

Notes payable consists of $19.0 million and $16.7 million at December 31, 2003 and 2002, respectively, in equipment financing leases, which are classified as capital leases at rates varying from 6.50% to 9.62%, maturing from June 2004 to October 2006.

The maturities of notes payable at December 31, 2003 are as follows (dollars in thousands):

Due in 2004	$8,987
Due in 2005	7,212
Due in 2006	2,778

$18,977

(11) Loan Servicing

As of December 31, 2003, the Company was servicing 68,646 loans with a total principal balance of $11.6 billion, including $4.7 billion in mortgage loans held for investment, $3.4 billion in mortgage loans held for sale, $0.4 billion in mortgage loans sold on a servicing retained basis, and $3.1 billion in loans serviced on a temporary basis for the purchasers thereof.

(12) Commitments and Contingencies

(a) Related Party

In 1997, the Company entered into employment agreements with the four executive officers at that time—Robert Cole, Brad Morrice, Edward Gotschall and Steven Holder. In January 1999, the agreements were superseded by new employment agreements, extended until December 31, 2002. The new agreements provide that on December 31, 2000 and on each December 31 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. On December 27, 2000 Mr. Holder resigned from the Company. For 2001, the remaining three executive officers’ salary was $367,500, plus a $500 per month auto allowance.

On January 1, 2002, the Company and Messrs. Cole, Morrice and Gotschall entered into amended and restated employment agreements superseding the prior agreements. The amended agreements extend until December 31, 2004. Effective January 1, 2002, an additional officer, Patrick Flanagan, was promoted to executive officer and entered into an employment agreement identical to those of the other three executive officers. On January 1, 2003, and on each January 1 thereafter, the term of each agreement is automatically extended for one additional year unless either party provides notice prior to such date. These executive officers received a salary of $405,175 plus a $550 per month auto allowance for 2003 and a salary of $385,875 plus a $500 per month auto allowance for 2002.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

Effective January 1, 2003, an additional officer, Patrick Rank, was promoted to executive officer and entered into an employment agreement identical to those of the other four officers.

In February 1999, the board of directors approved the 1999 Incentive Compensation Plan (the “Incentive Compensation Plan”). The board designed the Incentive Compensation Plan so that the executive officers’ bonuses would qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The Company’s stockholders approved the Incentive Compensation Plan in May 1999.

The executive officers’ employment agreements provide for two awards for 2001 under the Incentive Compensation Plan: one for the Company’s performance during the first six months of the year, and the second for the Company’s performance for the entire year. The awards base the potential incentive compensation on the ratio (the “Ratio”) of the Company’s earnings (the “Earnings”) to its Total Stockholders’ Equity. For the January 1, 2001 to June 30, 2001 performance period, if the Ratio is at least 9% but less than 18%, each executive officer is entitled to 1.25% of Earnings in excess of 9% of Total Stockholders’ Equity. If the Ratio is at least 18%, each executive officer will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 9% of Total Stockholders’ Equity, plus (ii) 1.75% of Earnings in excess of 18% of Total Stockholders’ Equity. For the January 1, 2001 to December 31, 2001 performance period, if the Ratio is at least 18% but less than 35%, each executive officer is entitled to 1.25% of the Earnings in excess of 18% of Total Stockholders’ Equity. If the Ratio is at least 35%, each executive officer will receive incentive payments equal to the sum of (i) 1.25% of Earnings in excess of 18% of Total Stockholders’ Equity, plus (ii) 1.75% of Earnings in excess of 35% of Total Stockholders’ Equity. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 200% of the executive officers’ current annual salary are paid in cash. Any amounts exceeding 200% of the base salary are paid in restricted stock unless the Committee and the executive officer agree otherwise.

The executive officers’ January 2002 employment agreements provide for two awards under the Incentive Compensation Plan applicable to the years ended December 31, 2002 and 2003: one for the Company’s performance during the first six months of the year, and the second for the Company’s performance for the entire year. The awards base the potential incentive compensation on the ratio of the Company’s Earnings to its Total Stockholders’ Equity, using definitions under the Incentive Compensation Plan. For each six-month performance period, if the Ratio is at least 9% but less than 14%, each executive officer is entitled to 1.125% of Earnings in excess of 9% of Total Stockholders’ Equity for that period. If the Ratio is at least 14% but less than 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 14% of Total Stockholders’ Equity for that period. If the Ratio is at least 19%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 9% but not in excess of 14% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 14% but not in excess of 19% of Total Stockholders’ Equity, plus (iii) 0.60% of Earnings in excess of 19% of Total Stockholders’ Equity for that period. For each 12-month performance period, if the Ratio is at least 18% but less than 28%, each executive officer is entitled to 1.125% of Earnings in excess of 18% of Total Stockholders’ Equity for that period. If the Ratio is at least 28% but less than 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 28% of Total Stockholders’ Equity for that period. If the Ratio is at least 38%, each executive officer will receive incentive payments equal to the sum of (i) 1.125% of Earnings in excess of 18% but not in excess of 28% of Total Stockholders’ Equity, plus (ii) 0.75% of Earnings in excess of 28% but not in excess of 38% of Total Stockholders’ Equity, plus (iii) 0.60% of Earnings in excess of 38% of Total

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

Stockholders’ Equity for that period. Notwithstanding these calculations, the award for an executive officer for a six-month performance period is capped at 80% of his then current base salary. The amount of any incentive award paid for the twelve-month performance period will be reduced by any amounts paid for the six-month performance period. Award amounts up to 150% of the executive officers’ current annual salary are paid in cash. Any amounts exceeding 150% of the base salary are paid in restricted stock, unless the Committee and the executive officer agree otherwise.

Included in personnel expense for the years ended December 31, 2003, 2002, and 2001, respectively, are $8.4 million, $6.1 million, and $2.2 million, related to the Incentive Compensation Plan.

(b) Operating Leases

The Company and its subsidiaries lease certain facilities under noncancelable operating leases, which expire at various dates through 2009. Total rental expenditures under these leases were approximately $12.3 million, $10.1 million, and $8.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company and its subsidiaries also lease office property and equipment from various equipment leasing companies under operating lease agreements. These operating leases expire from February 2004 to October 2006. Total rental expenditures under these office property and equipment leases were approximately $1.2 million, $2.1 million, and $6.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Minimum rental commitments for these leases are as follows (dollars in thousands):

Year ending December 31:
2004	$24,799
2005	20,696
2006	13,774
2007	8,877
2008	3,030
Thereafter	86

$71,262

(c) Loan Commitments

Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had commitments to fund loans of approximately $3.2 billion and $1.7 billion at December 31, 2003 and 2002, respectively.

The Company had commitments to sell loans of $5.5 billion and $700 million at December 31, 2003 and 2002, respectively, to whole loan investors.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(d) Contingencies

The Company has entered into loan sale agreements with investors in the normal course of business which include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company’s loan sale agreements is adequately provided for in the allowance for losses on sold loans included in accounts payable and accrued liabilities on the consolidated balance sheets.

At December 31, 2003 and 2002 included in accounts payable and accrued liabilities are approximately $9.8 million and $16.9 million, respectively, in allowances for losses related to possible off-balance sheet recourse, repurchase agreement provisions, and repurchases from securitization trusts. The activity in this allowance for the years ended December 31 is summarized as follows (dollars in thousands):

	2003	2002	2001
Balance, beginning of year	$16,904	9,539	6,443
Provision for repurchases losses	5,868	50,654	15,106
Charge-offs, net	(12,929)	(43,289)	(12,010)

Balance, end of year	$9,843	16,904	9,539

(e) Litigation

In August 2000, the Federal Trade Commission informed the Company that it was conducting an inquiry to determine whether it had violated the Fair Credit Reporting Act, Federal Trade Commission Act or other statutes administered by the Commission. The Commission subsequently focused its inquiry on whether the pre-approved credit solicitations the Company’s retail units generated comply with applicable law. The Company cooperated by providing the requested information to the Commission for its review. It has received no further requests for information since its last submission over two years ago in September 2001.

In June 2001, New Century Mortgage was served with a class action complaint filed in the U.S. District Court for the Northern District of California by Richard L. Grimes and Rosa L. Grimes. The action seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public for an alleged violation of the Federal Truth in Lending Act (“TILA”) and Business & Professions Code §17200. The judge held that New Century Mortgage had not violated the TILA and dismissed the §17200 claim without prejudice. The plaintiffs appealed in February 2002 and in August 2003, the U.S. Court of Appeals ruled that a material issue of fact as to the existence and terms of the contract remained, reversed summary judgment and remanded the case for further proceedings in the District Court. The parties have settled this matter and stipulated to the dismissal of the case. The Company’s insurance carrier agreed to pay the settlement amount and the carrier will also be reimbursing its attorneys’ fees and costs incurred through settlement.

In July 2001, Charles Perry Jr. filed a class action complaint against New Century Mortgage and Noreast Mortgage Company, Inc. in the U.S. District Court for the District of Massachusetts. The complaint alleges that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act (“RESPA”). The complaint also alleges that New Century Mortgage induced mortgage brokers to breach their fiduciary duties to borrowers. The Company filed its answer in September 2001. The Company believes the allegations lack merit; especially in light of

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

HUD’s October Policy Statement upholding the use of yield spread premiums. Due to Perry filing bankruptcy, the complaint has been amended twice to add new plaintiffs, Eugene and Margaret Flood. The Company filed its response to the second amended complaint in May 2002. The parties have settled this matter. The nominal amount of the settlement did not have a material adverse effect on the Company’s results of operations or financial position.

In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. The Company filed a motion to dismiss in February 2002. The court thereafter consolidated the case with other similar cases filed against other lenders. In August 2002, the court ordered plaintiffs in all the consolidated cases to dismiss their cases with prejudice. The Company’s individual plaintiff filed her Notice of Appeal in September 2002; the appeal was consolidated with 36 similar cases. Appellate argument was heard on December 2, 2003. The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003. The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision. The Company’s response to the petition was filed in February 2004.

In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act. The plaintiffs filed an amended complaint on May 1, 2003 and on September 18, 2003 the judge granted New Century Mortgage’s motion to dismiss with respect to the Illinois Consumer Fraud Act and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint. The court has consolidated similar cases into three groups. The Company sought and obtained an order permitting it to join other defendants in this consolidated action and file a motion to dismiss the first amended complaint. Discovery is currently proceeding. The Company’s insurance carrier has agreed to indemnify it with a reservation of rights.

In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial, New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc. and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code §§17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and in September 2003 the judge granted the Company’s demurrer challenging their claims in part. The Consumers Legal Remedies claim was dismissed and the plaintiffs withdrew the Constructive Trust/Breach of Fiduciary Duty claim. The Company filed its answer to the plaintiffs’ amended complaint in September 2003. It then filed a §128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted the motion for sanctions against plaintiffs for filing a first amended complaint whose allegations against New Century Financial and New Century Mortgage were devoid of evidentiary support and ordered all those claims stricken without prejudice. On January 27, 2004 the court entered a judgment of dismissal without prejudice in favor of the Company. Plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in the Company’s favor and the order granting its motion for sanctions.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

In April 2003, New Century Financial, New Century Mortgage, Worth Funding Incorporated and The Anyloan Company were served with a complaint seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee. The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to the Company’s petition for removal. The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and has been ordered consolidated with the first action. The court agreed with the Company’s position and refused to dismiss the plaintiffs’ case, as it was filed before the similar Klas case filed in Minnesota, and in light of the fact that the Company is attempting to dismiss the later filed Minnesota action. Discovery is proceeding.

In June 2003, New Century Financial and New Century Mortgage were served with a complaint seeking class action status and alleging failure to pay overtime wages in violation of the TILA. The case was filed in the U.S. District Court, District of Minnesota, by Michael Klas, a former loan officer of New Century Mortgage’s retail branch in Minnesota. The Company filed its answer in July 2003. In September 2003, the Company filed its motion to dismiss the entire case due to the fact that similar claims were raised in the earlier filed England case. On March 11, 2004, the court granted the Company’s motion to dismiss.

In October 2003, New Century Mortgage was served with a complaint filed by Canales Jose Ines and Maria S. Marquez seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint also named the broker, title company and related parties as defendants: Tamayo Financial Title, Inc., Presidential Title, Inc., Juan Tamayo Jr., Jose Tamayo and Luis Tamayo. The complaint alleges violations of the TILA related to the fees charged for title insurance and recording fees. The Company filed its motion to dismiss in December 2003 and the motion was fully briefed in January 2004. The Company awaits a ruling from the court.

In October 2003, New Century Mortgage was served with a complaint filed by Denise Wade seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint was filed by the same attorney as the Ines case and named the broker, title company, and current servicer: Providential Bancorp, Ltd., Jet Title Services, LLC, and Ocwen Federal Bank, FSB. The complaint similarly alleges violations of the TILA related to the fees charged for title insurance and recording fees. The Company filed its motion to dismiss in November 2003 and the motion was fully briefed in January 2004. The Company awaits a ruling from the court.

In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum seeking class action status filed in the state court in Suffolk County, New York. The complaint alleges that certain payments we make to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Lum and her broker. The complaint also seeks damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. The Company believes the allegations lack merit, especially in light of HUD’s Policy Statement upholding the use of yield spread premiums. The Company filed a motion to dismiss on January 30, 2004 and awaits a ruling.

The Company is also a party to various legal proceedings arising out of the ordinary course of its business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operation or financial position.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(13) Income Taxes

Components of the Company’s provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2003	2002	2001
Current:
Federal	$221,964	129,538	7,449
State	54,152	25,671	1,644

	276,116	155,209	9,093

Deferred:
Federal	(78,386)	(24,978)	21,983
State	(19,961)	(3,595)	4,388

	(98,347)	(28,573)	26,371

	$177,769	126,636	35,464

Actual income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31 to earnings before income taxes as follows (dollars in thousands):

	2003	2002	2001
Computed “expected” income taxes	$148,141	107,218	29,219
State tax, net of Federal benefit	23,795	14,349	3,921
Other	5,833	5,069	2,324

	$177,769	126,636	35,464

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows (dollars in thousands):

	2003	2002
Deferred tax assets:
Allowance for loan losses	$8,441	8,938
State taxes	18,443	7
Office property and equipment	—	1,453
Net operating loss carryover	2,042	2,038
Noncash gain from securitization	44,400	—
Fair value adjustment on loans held for sale	24,323	9,194
Other	1,261	—

	98,910	21,630

Deferred tax liabilities:
Noncash gain from securitization	—	27,310
Office property and equipment	1,612	—
Deferred loan fees	3,370	—

	4,982	27,310

Net deferred income tax asset (liability)	$93,928	(5,680)

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

As of December 31, 2003, the Company had Net Operating Loss (“NOL”) carryforwards for federal and state purposes of $5.7 and $1.0 million, respectively, which are available to offset future taxable income, if any, through 2020 and 2007, respectively.

There was no valuation allowance for deferred tax assets at December 31, 2003 or 2002.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize deferred tax assets existing at December 31, 2003 and 2002.

Currently, the Company is under examination by the Internal Revenue Service for tax years ending December 31, 1998 through December 31, 2001. Based on information currently available, management does not believe the outcome of this examination will have a material impact on the financial position or results of operations of the Company.

(14) Employee Benefit Plans

On July 1, 1996, the Company established the New Century Financial Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of eligible employees and their beneficiaries. The 401(k) Plan is a defined contribution 401(k) plan which allows eligible employees to save for retirement through pretax contributions. Under the 401(k) Plan, employees of the Company may contribute up to the statutory limit. Effective January 1, 2003, the Company increased the matching from 25% to 50% of the first 6% of compensation contributed by the employee. An additional Company contribution may be made at the discretion of the Company. Contributions to the 401(k) Plan by the Company for the years ended December 31, 2003, 2002, and 2001 were $4.3 million, $1.1 million, and $713,000, respectively.

In October 1997, the Company established the New Century Financial Corporation Employee Stock Purchase Plan (the “Plan”) for the benefit of eligible employees. The Plan is a compensatory plan as defined in accordance with APB 25. The plan allows employees to contribute, through payroll deductions, to the Plan. At the end of each plan period, the employees purchase stock at a price equal to 90% of the lesser of the market price at the beginning and end of the plan period. Since its inception, the Company has issued 526,154 shares of common stock under the Plan.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

In December 1998, the Company established the New Century Financial Corporation Deferred Compensation Plan for the benefit of eligible employees. This plan allows eligible employees to defer payment of a portion of their salary to future years. The Company does not contribute to this plan.

(15) Stockholders’ Equity

(a) Convertible Preferred Stock

In November 1998, the Company issued 20,000 shares of Series 1998-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1998-A preferred stock were entitled to convert each share of Series 1998-A preferred stock into 136.24 shares of common stock. The Series 1998-A preferred stock earned a dividend at a rate of 7.5% per annum, payable quarterly. In July 1999, the Company issued 20,000 shares of Series 1999-A convertible preferred stock to US Bancorp. The Company received $20.0 million from this issue. The holders of Series 1999-A preferred stock were entitled to convert each share of Series 1999-A preferred stock into 69.98 shares of common stock. The Series 1999-A preferred stock earned a dividend at a rate of 7.0% per annum, payable quarterly. In March 2002, the Company repurchased and subsequently canceled 7,144 shares of preferred stock and paid $7.0 million. In April 2002, the remaining preferred stock was converted to common stock.

(b) Common Stock

In January 2001, the Company issued 17,879 shares of common stock in connection with the acquisition of Worth Funding.

In February 2001, the Company issued 228,000 shares of restricted stock to certain employees. The Company recorded $1.5 million in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $335,000 related to the amortization of deferred compensation expense.

In July 2001, the Company issued 2,163,462 shares in connection with a private placement of shares, for which the Company received $14.1 million in cash, after deducting offering expenses.

In August 2001, the Company issued 93,000 shares of restricted stock to certain of its employees. The Company recorded $671,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $224,000 related to amortization of deferred compensation expense.

In October 2001, the Company issued 4.8 million shares of common stock in connection with a secondary public offering. In addition, the Company issued 787,500 shares to cover the underwriters’ over-allotment option. The Company received $37.8 million in cash from this transaction, after deducting offering expenses.

In December 2001, the Company declared a cash dividend of $0.03 per share for stockholders of record on January 15, 2002. The dividend was paid on January 31, 2002.

In February 2002, the Company declared a cash dividend of $0.03 per share. The dividend was paid on April 30, 2002 to stockholders of record on April 15, 2002. Also in April, the Company repurchased 31,500 shares of restricted stock as a result of certain employee terminations. The Company recorded $252,000 in reversal of deferred compensation costs and additional paid-in capital at that date.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

In March 2002, the Company issued 8,498 shares of restricted stock each to three executive officers—Robert Cole, Brad Morrice and Edward Gotschall. The Company recorded $291,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $97,000 related to amortization of deferred compensation expense.

In April 2002, the Company issued 240,000 shares of restricted stock to certain of its employees. The Company recorded $2.5 million in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $848,000 related to amortization of deferred compensation expense.

In June 2002, the Company declared a cash dividend of $0.03 per share. The dividend was paid on July 31, 2002 to stockholders of record on July 15, 2002.

In June 2002, the Company issued 114,509 shares of common stock in connection with its obligations under the Worth Funding acquisition agreement.

In August 2002, the Company issued 64,901 shares of restricted stock to certain of its employees. The Company recorded $953,000 in deferred compensation expense and additional paid-in capital at that date. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $318,000 related to amortization of deferred compensation expense.

In September 2002, the Company declared a cash dividend of $0.03 per share. The dividend was paid on October 29, 2002 to stockholders of record on October 15, 2002.

In December 2002, the Company declared a cash dividend of $0.07 per share. The dividend was paid on January 31, 2003 to stockholders of record on January 15, 2003. On January 21, 2003, the Company issued 62,970 shares of restricted stock to four of its executive officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $1,436,000 related to amortization of deferred compensation expense.

On February 27, 2003, the Company issued 10,500 shares of restricted stock to one of its senior officers under the 1995 Incentive Compensation Plan. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $53,000 related to amortization of deferred compensation expense

In March 2003, the Company declared a cash dividend of $.07 per share. The dividend was paid on April 30, 2003 to stockholders of record on April 15, 2003.

On April 30, 2003, the Company issued 1,729 shares of restricted stock to one of its senior officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $5,000 related to amortization of deferred compensation expense.

In May 2003, the Company declared a cash dividend of $.10 per share. The dividend was paid on July 31, 2003 to stockholders of record on July 15, 2003.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

On July 31, 2003, the Company issued 3,959 shares of restricted stock to one of its senior officers under the 1999 Incentive Compensation Plan. The restricted stock vests over a three year period. Included in personnel expense for the year ended December 31, 2003 is $10,000 related to amortization of deferred compensation expense.

In October 2003, the Company declared a cash dividend of $.10 per share. The dividend was paid on October 31, 2003 to stockholders of record on October 15, 2003.

In December 2003, the Company declared a cash dividend of $.16 per share. The dividend was paid on January 30, 2004 to stockholders of record on January 15, 2004.

Included in personnel expenses for the years ended December 31, 2003, 2002, and 2001 is $3,326,000, $1,468,000, and $545,000 respectively, related to the amortization of deferred compensation.

(c) Warrants

In May 1997, the Company issued to Comerica Bank warrants to purchase 100,000 shares of common stock at $11.00 per share and in September 1997, the Company issued an additional 50,000 warrants at $11.00 per share pursuant to the completion of certain services by Comerica Bank with respect to servicing the Company’s loans. The warrants granted are exercisable over five years, and were fully vested at December 31, 2000. The Company valued the warrants at $675,000 on the measurement date. As of December 31, 1999, the value of the warrants had been amortized as general and administrative expenses. The last 50,000 warrants were exercised during 2002.

(d) Treasury Stock

The Company’s Stock Repurchase Program authorizes the repurchase of up to 5.8 million shares. From inception of the Program through December 31, 2003, the Company had repurchased 4.2 million shares. The Company periodically directs its stock transfer agent to cancel repurchased shares. All repurchased common shares were canceled as of December 31, 2003, except for 377,500 shares which are included in treasury stock.

(e) Stock Split

On May 21, 2003, the Board of Directors approved a three-for-two stock split of the Company’s common stock in the form of a stock dividend payable on July 11, 2003 to stockholders of record at the close of business on June 12, 2003, the record date. On July 11, 2003 each eligible stockholder received one share of common stock for every two whole shares of common stock owned by the applicable stockholder as of the record date and a cash payment in lieu of any fractional shares of common stock owned by the applicable stockholder on such date. Unless specifically indicated otherwise, all share and per share data in this report reflect the stock split.

(f) Minimum Net Worth

The Company’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac, and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations require, among other things, that the Company maintain a minimum net worth of $250,000. As of December 31, 2003, the Company was in compliance with these requirements.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(g) Option / Warrant

In connection with the convertible debt transaction, the Company entered into two agreements to simultaneously purchase an option and sell a warrant on its common stock. The Company may exercise the option it purchased at any time to acquire 6,034,675 shares of common stock at a strike price of $34.80 per share. The Company sold a warrant to an affiliate of one of the initial purchasers of the notes who may exercise the warrant upon maturity of the notes to purchase from the Company up to 6,034,668 shares of its common stock at a price of $47.59 per share, subject to certain anti-dilution and other customary adjustments. The warrant may be settled in cash, in shares or in a combination of cash and shares, at the Company’s option. The purchase price of the option purchased ($46.8 million), net of the proceeds from the sale of the warrant ($24.4 million), totaled $22.4 million and was recorded as a reduction of stockholders’ equity.

(16) Stock Options

In 1995, the Company adopted and received stockholders’ approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 9.75 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to December 2007. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 180,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 11,250 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 15,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 45,000 granted to two nonemployee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. At December 31, 2003, there were 75,000 non-qualified stock options still outstanding outside the plan. All stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. At December 31, 2003, there were 1,109,286 shares available for grant under the Plan. Of the options outstanding at December 31, 2003 and 2002, 1,729,800 and 1,393,068, respectively, were exercisable with weighted average exercise prices of $7.48 and $6.37, respectively.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

Stock options activity during the years ended December 31 is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2000	3,297,392	$6.17
Granted	1,448,625	6.98
Exercised	(524,153)	4.31
Canceled	(397,989)	8.75

Balance at December 31, 2001	3,823,875	6.51
Granted	2,266,875	12.38
Exercised	(894,971)	6.47
Canceled	(353,204)	8.25

Balance at December 31, 2002	4,842,575	9.11
Granted	1,217,500	23.50
Exercised	(841,456)	9.97
Canceled	(158,501)	14.02

Balance at December 31, 2003	5,060,118	12.54

At December 31, 2003, the range of exercise prices, the number outstanding, weighted average remaining term and weighted average exercise price of options outstanding and the number exercisable and weighted average price of options currently exercisable are as follows:

Range of exercise prices	Number outstanding	Average remaining term	Average exercise price	Number exercisable	Average exercise price
$ 0.33–5.00	463,020	3.33	$4.68	466,246	$4.68
5.07–5.59	106,577	5.69	5.24	70,390	5.33
6.00–6.42	17,739	6.84	6.39	7,445	6.34
6.63–6.79	882,005	7.51	6.66	410,880	6.66
7.17–7.83	595,473	6.20	7.51	314,148	7.44
8.00–8.50	116,775	5.14	8.39	104,475	8.41
9.10–9.27	458,500	8.14	9.11	88,000	9.11
10.00–10.83	337,500	8.16	10.47	118,125	10.47
11.33–12.17	13,425	5.30	12.04	9,488	11.99
14.43–14.62	628,753	8.68	14.53	82,977	14.56
16.25–17.83	142,750	8.80	16.90	16,500	16.26
18.65–18.66	621,851	8.85	18.66	41,126	18.65
19.47–19.83	41,250	9.22	19.80	—	—
24.02–26.97	582,500	9.48	26.63	—	—
37.53–37.53	52,000	9.84	37.53	—	—

	5,060,118			1,729,800

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(17) General and Administrative Expenses

A summary of general and administrative expenses for the year ended December 31 is as follows (dollars in thousands):

	2003	2002	2001
Occupancy	$16,761	13,866	10,578
Depreciation and amortization	11,979	9,010	5,897
Telephone	8,239	5,737	4,315
Postage and courier	5,737	4,168	3,340
Travel, entertainment, and conferences	12,975	9,740	4,634
Servicing	9,458	3,943	2,209
Equipment rental	1,186	2,090	6,483
Data processing	1,826	664	1,795
Office supplies	5,510	2,939	1,831
Small equipment	5,786	3,778	769
Other administrative expenses	25,844	13,660	10,936

	$105,301	69,595	52,787

(18) Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments as of December 31 are as follows (dollars in thousands):

	2003
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$269,540	269,540
Restricted cash	116,883	116,883
Mortgage loans receivable held for sale, net	3,422,211	3,535,353
Mortgage loans held for investment, net	4,745,937	4,924,441
Residual interests in securitizations	179,498	179,498
Financial liabilities:
Warehouse and aggregation lines of credit	$3,311,837	3,311,837
Financing on mortgage loans held for investment	4,686,323	4,686,323
Convertible notes, net	204,858	278,972
Notes payable	18,977	18,977
Euro futures contracts	7,865	7,865
Interest rate cap contracts	3,521	3,521

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

	2002
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$176,669	176,669
Restricted cash	6,255	6,255
Mortgage loans held for sale, net	1,920,396	1,974,833
Residual interests in securitizations	246,964	246,964
Financial liabilities:
Credit facilities	$1,885,498	1,885,498
Notes payable	16,699	16,699
Euro Dollar Futures Contracts	4,599	4,599

The following methods and assumptions were used in estimating the Company’s fair value disclosures for financial instruments.

Cash and Cash Equivalents: The fair value of cash and cash equivalents approximates the carrying value reported in the balance sheet.

Restricted Cash: The fair value of restricted cash approximates the carrying value reported in the balance sheet.

Mortgage Loans Held for Sale: The fair value of mortgage loans held for sale is determined in the aggregate based on outstanding whole loan commitments from investors or current investor yield requirements.

Mortgage Loans Held for Investment: The fair value of mortgage loans held for investment is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Residual Interests in Securitizations: The fair value of residual interests in securitizations is determined by calculating the net present value of estimated future cash flows using a discount rate commensurate with the risks involved.

Credit Facilities: The carrying value reported in the balance sheet approximates fair value as the credit facilities bear interest at a rate that approximates current market interest rates for similar types of credit.

Financing on Mortgage Loans Held for Investment: The fair value of financing on mortgage loans held for investment approximates the carrying value reported in the balance sheet as the financing bears interest at a rate that approximates current market interest rates for similar types of credit.

Convertible Notes: The fair value of convertible notes is based on the current market price of the notes.

Notes Payable: The fair value of notes payable approximates the carrying value reported in the balance sheet as the notes bear interest at a rate that approximates current market interest rates for similar types of credit.

Euro Dollar Futures Contracts: The fair value of Euro Dollar Futures Contracts is determined based on a market quote.

Interest Rate Cap Contracts: The fair value of interest rate cap contracts is determined based on a market quote.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(19) Condensed Financial Information of Parent Company

The following is condensed information as to the financial condition, results of operations and cash flows of New Century Financial Corporation:

Condensed Balance Sheets

	December 31
	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$10,441	6,333
Investment in and receivable from subsidiaries	746,627	383,781
Other assets	—	1

	$757,068	390,115

Liabilities and Stockholders’ Equity
Convertible notes, net	$204,858	—
Other liabilities	10,199	3,565
Stockholders’ equity	542,011	386,550

	$757,068	390,115

Condensed Statements of Operations

	2003	2002	2001
	(Dollars in thousands)
Interest income	$7,489	5,485	4,621
Equity in undistributed earnings of subsidiaries	247,741	179,483	47,226

	255,230	184,968	51,847

Personnel	4,909	2,350	823
Interest expense	4,049	—	—
General and administrative	1,511	1,760	1,758
Professional services	913	993	679

	11,382	5,103	3,260

Earnings before income taxes	243,848	179,865	48,587
Income taxes (benefit)	(1,635)	165	567

Net earnings	$245,483	179,700	48,020

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

Condensed Statements of Cash Flows

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$245,483	179,700	48,020
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,869	1,468	545
Decrease (increase) in other assets	1	(1)	—
Increase (decrease) in other liabilities	8,598	450	(1,700)
Equity in undistributed earnings of subsidiaries	(247,741)	(179,483)	(47,226)

Net cash provided by (used in) operating activities	10,210	2,134	(361)

Cash flows from investing activity:
Decrease (increase) in investment in and receivables from subsidiaries	(115,105)	46,113	(49,341)
Cash flows from financing activities:
Proceeds from issuance of stock	10,595	7,127	54,516
Convertible debt proceeds, net	204,315	—	—
Proceeds from sale of warrant	24,389	—	—
Purchase of option	(46,819)	—	—
Purchase of treasury stock	(71,962)	(45,382)	(1,064)
Dividends paid on common stock	(11,515)	(4,552)	—
Dividends paid on preferred stock	—	(725)	(2,900)

Net cash provided by (used in) financing activities	109,003	(43,532)	50,552

Net increase in cash and cash equivalents	4,108	4,715	850

Cash and cash equivalents, beginning of period	6,333	1,618	768

Cash and cash equivalents, end of period	$10,441	6,333	1,618

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(20) Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share (dollars in thousands, except per share amounts):

	2003	2002	2001
Numerator:
Net earnings	$245,483	179,700	48,020
Less preferred stock dividends	—	442	2,900

Earnings available to common stockholders	$245,483	179,258	45,120
Denominator:
Denominator for basic earnings per share:
Weighted average common shares outstanding	33,835,127	34,564,656	24,721,679
Effect of dilutive securities:
Convertible preferred stock	—	1,608,666	6,186,600
Restricted stock awards	267,492	240,801	240,305
Warrants	—	15,822	—
Stock options	3,307,806	2,467,127	481,292

Denominator for diluted earnings per share	37,410,425	38,897,072	31,599,876

Basic earnings per share	$7.26	5.19	1.83
Diluted earnings per share	6.56	4.62	1.52

For 2001, 955,037 stock options and 50,000 warrants whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.

For 2002, 201,000 stock options whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares.

For 2003, 52,000 stock options and a warrant for 6.0 million shares whose exercise price exceeded the average market price of the common shares are excluded from calculation of the dilutive number of shares. The 6.0 million shares issuable under the convertible note transaction are also excluded because the contingent conversion criteria have not been met.

(21) Segment and Related Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies.

Segment revenues and operating income amounts are evaluated and include the estimated fair value of mortgage loans originated assuming they were sold, servicing and other income, net interest income from on-balance sheet securitizations. Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The unallocated gain represents the difference between the segment’s fair value of mortgage loans originated as if they were sold and the actual gain recorded by the Company.

Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

For the fiscal years ended December 31, 2003, 2002, and 2001:

	2003		2002	2001
Funding Volume	$
Wholesale		25,127,613	12,392,562	5,069,312
Retail		2,255,225	1,808,934	1,175,659

		$27,382,838	14,201,496	6,244,971

Mortgage Loans Held For Investment		$4,946,781	—	—
Segment Revenues:
Wholesale		$833,811	480,869	181,152
Retail		182,654	166,523	99,145
Mortgage loans held for investment		104,706	—	—
Servicing & other		35,382	28,225	48,018

Total segment revenues		$1,156,553	675,617	328,315

Segment Net Operating Income:
Wholesale		$455,614	267,043	89,182
Retail		20,816	42,044	8,131
Mortgage loans held for investment		41,752	—	—
Servicing & other		13,143	20,415	30,587

Total segment net operating income		$531,325	329,502	127,900

Segment Net Operating Income Reconciliation:
Total segment net operating income		$531,325	329,502	127,900
Net interest income on mortgage loans held for sale		143,832	71,742	8,579
Elimination of allocated gain on sale		(221,229)	(77,599)	(37,709)
Unallocated shared general and administrative expenses		(30,676)	(17,309)	(15,286)

Total consolidated income before taxes		$423,252	306,336	83,484

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

(22) Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data are presented below by quarter for the years ended December 31 (dollars in thousands, except per share amounts):

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Gain on sale of loans	$125,802	146,282	163,630	175,422
Interest income	46,148	59,715	84,988	138,612
Residual interest income	6,565	6,119	5,898	5,646
Servicing and other income	2,473	3,348	2,398	2,920

Total revenues	180,988	215,464	256,914	322,600
Operating expenses:
Personnel	49,179	50,449	72,546	76,622
Interest	17,551	19,749	27,934	52,341
General and administrative	24,083	26,019	23,371	31,828
Provision for loan losses on mortgage loans held for investment	3,182	4,504	8,113	10,505
Advertising and promotion	6,187	6,388	6,562	6,981
Professional services	2,749	4,221	6,837	14,813

Total expenses	102,931	111,330	145,363	193,090
Earnings before income taxes	78,057	104,134	111,551	129,510
Income taxes	32,318	43,319	46,673	55,459

Net earnings	$45,739	60,815	64,878	74,051

Basic earnings per share	$1.33	1.78	1.92	2.24
Diluted earnings per share	1.23	1.61	1.75	2.00

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Gain on sale of loans	$78,433	103,587	128,401	141,323
Interest income	25,977	28,941	29,511	37,902
Other income	7	—	1	8
Residual interest income	7,840	8,328	8,392	7,163
Servicing income	41	21	73	297

Total revenues	112,298	140,877	166,378	186,693
Operating expenses	59,035	68,137	78,689	94,049

Earnings before income taxes	53,263	72,740	87,689	92,644
Income taxes	22,345	29,823	36,171	38,297

Net earnings	$30,918	42,917	51,518	54,347

Basic earnings per share	$0.99	1.21	1.41	1.53
Diluted earnings per share	0.81	1.09	1.30	1.43

EXHIBIT INDEX

Exhibit number	Description of document
3.1	First Amended and Restated Certificate of Incorporation of New Century Financial Corporation(1)

3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock(2)

3.3	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock(3)

3.4	First Amended and Restated Bylaws of New Century Financial Corporation(1)

3.5	Certificate of Designations for Series 2003A Convertible Preferred Stock(19)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of New Century Financial Corporation(22)

4.1	Specimen Stock Certificate(1)

10.1	Form of Indemnity Agreement between New Century Financial Corporation and each of its executive officers and directors(1)*

10.2	1995 Stock Option Plan, (incorporated by reference from our Form S-8 Registration Statement No. 333-105624), as Amended*

10.3	Registration Rights Agreement, dated May 30, 1997, by and between New Century Financial Corporation and certain of its stockholders(1)

10.4	Form of Equalization Option granted to Edward Gotschall in December 1996(1)*

10.5	Employee Stock Purchase Plan, as amended(14)*

10.6	Deferred Compensation Plan (incorporated by reference from our Form S-8 Registration Statement (No. 333-68467) as filed with the Securities and Exchange Commission on December 7, 1998)*

10.7	1999 Incentive Compensation Plan (incorporated by reference from our Proxy Statement as filed with the Securities and Exchange Commission on April 2, 1999)*

10.8	Industrial Lease, dated October 11, 1999, between New Central Financial Corporation and the Irvine Company(4)

10.9	Master Loan & Security Agreement, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp., dated April 1, 2000(3)

(a) Amendment No. 1 to the Master Loan and Security Agreement, dated as of March 30, 2001, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(6)

(b) Amendment No. 2 to the Master Loan and Security Agreement, dated as of May 1, 2001, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(6)

(c) Amendment No. 3 to the Master Loan & Security Agreement, dated as of November 13, 2002, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(15)

(d) Amendment No. 4 to the Master Loan and Security Agreement, dated December 23, 2002, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(15)

(e) Amendment No. 5 to the Master Loan and Security Agreement, dated May 13, 2003, among New Century Mortgage Corporation, NC Capital Corporation and Salomon Brothers Realty Corp.(18)

(f)     Amendment Number Six to the Master Loan and Security Agreement, dated as of December 29, 2003, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(25)

10.10	Limited Guaranty, dated as of April 1, 2000, by New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp. and Salomon Smith Barney Inc.(19)

10.11	Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001(5)

Exhibit number	Description of document
10.12	Fifth Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association dated May 23, 2001(7)

(a) First Amendment to the Fifth Amended and Restated Credit Agreement, dated January 11, 2002, between New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association(9)

(b) Second Amendment to Fifth Amendment and Restated Credit Agreement, dated as of March 25, 2002, among New Century Mortgage Corporation, NC Capital Corporation and U.S. Bank National Association(10)

10.13	Master Repurchase Agreement among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001(7)

(a) Amendment No. 1 to Master Repurchase Agreement, dated August 31, 2001, among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation(8)

(b) Amendment No. 2 to the Master Repurchase Agreement, dated as of December 2001, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(9)

(c)    Amendment No. 3 to the Master Repurchase Agreement, dated as of February 22, 2002, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation, dated July 19, 2001(9)

(d) Amendment No. 4 to the Master Repurchase Agreement, dated as of March 15, 2002, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital, Inc.(10)

10.14	Guarantee, dated as of July 19, 2001, by New Century Financial Corporation in favor of CDC Mortgage Capital Inc.(19)

10.15	Amended and Restated Master Loan and Security Agreement, dated December 1, 2001, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(9)

(a)    Amendment No. 1 to the Amended and Restated Master Loan and Security Agreement, dated February 15, 2002, among NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc. dated December 1, 2001(9)

(b) Amendment No. 2 to Amended and Restated Master Loan and Security Agreement, dated as of May 9, 2002, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(13)

(c) Amendment No. 3 to Amended and Restated Master Loan and Security Agreement, dated as of June 20, 2002, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(14)

(d) Amendment No. 4 to Amended and Restated Master Loan and Security Agreement, dated as of August 15, 2002, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital Inc.(14)

10.16	Letter Agreement, dated January 1, 2002, between NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(9)

(a) Amendment No. 1 to the Letter Agreement, dated December 23, 2002, among NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(15)

Exhibit number	Description of document
(b) Amendment No. 2 to the Letter Agreement dated, as of April 30, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Salomon Brothers Realty Corp.(17)

(c)    Amendment Number Three to Letter Agreement, dated September 16, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(22)

(d)    Amendment Number Four to the Letter Agreement, dated as of December 29, 2003, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(25)

10.17	Limited Guaranty, dated as of January 1, 2002, by New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp. and Salomon Smith Barney Inc.(19)

10.18	Master Contribution Agreement, dated as of May 13, 2002, between New Century Mortgage Corporation and New Century Funding A(12)

10.19	Master Repurchase Agreement, dated as of May 13, 2002, between Bank of America, N.A. and New Century Funding A(12)

(a) Amendment No. 1 to Master Repurchase Agreement, dated as of May 13, 2002, among New Century Funding A and Bank of America, N.A.(17)

10.20	Guaranty and Pledge Agreement, dated as of May 13, 2002, by New Century Financial Corporation and New Century Mortgage Corporation in favor of Bank of America, N.A.(19)

10.21	Amended and Restated Master Repurchase Agreement, dated as of May 10, 2002, among CDC Mortgage Capital, Inc., New Century Mortgage Corporation and NC Capital Corporation(12)

(a) Amendment No. 1 to the Amended and Restated Master Repurchase Agreement, dated as of July 26, 2002, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(14)

(b)    Amendment No. 2 to the Amended and Restated Master Repurchase Agreement, dated as of August 5, 2002, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(14)

(c) Amendment No. 3 to the Amended and Restated Master Repurchase Agreement, dated March 14, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(15)

10.22	Committed Note Purchase Agreement and Security Agreement, dated as of May 10, 2002, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time(12)

(a)    Amendment No. 1 to the Committed Note Purchase and Security Agreement, dated as of June 15, 2002, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time(14)

(b)    Amendment No. 2 to the Committed Note Purchase and Security Agreement, dated as of November 21, 2002, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Noteholder from time to time(15)

(c)    Amendment No. 3 to Note Purchase Agreement, dated as of June 23, 2003, among New Century Funding I, UBS Warburg Real Estate Securities Inc. and each person party thereto as a Purchaser or a Noteholder from time to time(19)

10.23	Loan Purchase Agreement, dated as of May 10, 2002, among New Century Mortgage Corporation, New Century Financial Corporation and New Century Funding I(12)

(a) Amendment No. 1 to Loan Purchase Agreement, dated as of November 21, 2002, among New Century Mortgage Corporation, New Century Financial Corporation and New Century Funding I(15)

(b) Amendment No. 2 to Loan Purchase Agreement, dated as of June 23, 2003, among New Century Mortgage Corporation, New Century Financial Corporation and New Century Funding I(19)

Exhibit number	Description of document
10.24	Waiver and Consent, dated May 13, 2002, under the Subordinated Loan Agreement between New Century Mortgage Corporation and U.S. Bank National Association dated as of April 28, 2000(12)

10.25	First Amendment to Lease, dated May 1, 2000, between The Irvine Company Corporation and New Century Financial Corporation(13)

10.26	Office Lease Agreement, dated April 23, 2002, between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation(13)

10.27	Unit Purchase Agreement, dated as of May 24, 2002, among Gary Busacca, Marc Loewenthal, Jeffrey Lemieux, David Logsdon, eGarden, Inc., and New Century Mortgage Corporation(13)

10.28	Master Repurchase Agreement, dated as of May 30, 2002, between Salomon Brothers Realty and New Century Funding SB-1(13)

(a) Amendment No. 1 to the Master Repurchase Agreement, dated December 23, 2002, between New Century Funding SB-1 and Salomon Brothers Realty Corp.(15)

(b) Amendment No. 2 to the Master Repurchase Agreement, dated May 13, 2003, between New Century Funding SB-1 and Salomon Brothers Realty Corp.(18)

(c) Amendment Number Three to the Master Repurchase Agreement, dated September 16, 2003, between New Century Funding SB-I and Citigroup Global Markets Realty Corp.(21)

(d)    Amendment Number Four to the Master Repurchase Agreement, dated as of December 29, 2003, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp., as successor to Salomon Brothers Realty Corp.(25)

10.29	Master Contribution Agreement, dated as of May 30, 2002, between New Century Mortgage and New Century Funding SB-1(13)

10.30	Guaranty and Pledge Agreement, dated as of May 30, 2002, by New Century Financial Corporation and New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp.(19)

10.31	Lease, dated May 31, 2002, between The Irvine Company and New Century Mortgage Corporation(13)

10.32	Second Amendment to Lease, dated June 17, 2002, between The Irvine Company and New Century Financial Corporation(13)

10.33	Lease, dated June 17, 2002, between The Irvine Company and New Century Mortgage Corporation(13)

10.34	Office Space Lease, dated June 11, 2002, between National Officer Partners Limited Partnership and New Century Mortgage Corporation(13)

10.35	Master Loan and Security Agreement, dated December 1, 2002, between NC Capital Corporation and Morgan Stanley Mortgage Capital Inc.(15)

(a) Amendment No. 1 to Master Loan and Security Agreement, dated as of March 27, 2003, between NC Capital Corporation and Morgan Stanley Dean Witter Mortgage Capital, Inc.(17)

10.36	Amended and Restated Master Loan and Security Agreement, dated June 20, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.(19)

(a)    Amendment No. 1 to the Amended and Restated Master Loan and Security Agreement, dated as of September 15, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.(20)

(b)    Amendment No. 2 to the Amended and Restated Master Loan and Security Agreement, dated as of December 11, 2003, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital, Inc.(24)

(c)    Amendment No. 3 to the Amended and Restated Master Loan and Security Agreement, dated as of January 13, 2004, among NC Capital Corporation, New Century Mortgage Corporation and Morgan Stanley Mortgage Capital Inc.(25)

Exhibit number	Description of document
10.37	Amended and Restated Guaranty, dated as of June 20, 2003, by New Century Financial Corporation in favor of Morgan Stanley Mortgage Capital, Inc.(19)

(a) Amendment No. 1 to the Amended and Restated Guaranty, dated as of September 18, 2003, by New Century Financial Corporation in favor of Morgan Stanley Mortgage Capital Inc.(20)

10.38	Second Amended and Restated Master Repurchase Agreement, dated as of June 23, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(19)

(a)    Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement, dated as of June 30, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(19)

(b)    Amendment No. 2 to the Second Amended and Restated Master Repurchase Agreement, dated as of September 3, 2003, among New Century Mortgage Corporation, NC Capital Corporation and CDC Mortgage Capital Inc.(20)

(c)    Amendment No. 3 to the Second Amended and Restated Master Loan Purchase Agreement, dated September 30, 2003, among NC Capital Corporation, New Century Mortgage Corporation and CDC Mortgage Capital Inc.(21)

(d)    Amendment No. 4 to the Second Amended and Restated Master Loan Purchase Agreement, dated February 12, 2004, among NC Capital Corporation, New Century Mortgage Corporation and CDC Mortgage Capital, Inc.

10.39	Master Loan and Security Agreement, dated June 26, 2003, between New Century Mortgage Corporation and Greenwich Capital Financial Products, Inc.(19)

10.40	Indenture, dated as of July 8, 2003, between New Century Financial Corporation and Wells Fargo Bank, National Association(23)

10.41	Registration Rights Agreement, dated July 8, 2003, among New Century Financial Corporation, Bear, Stearns & Co. Inc. and the other initial purchasers referred to therein(19)

10.42	Servicer Advance Financing Facility Agreement, dated as of August 28, 2003, between Citigroup Global Markets Realty Corp. and New Century Mortgage Corporation(20)

10.43	Guaranty, dated as of August 28, 2003, by New Century Financial Corporation in favor of Citigroup Global Markets Realty Corp.(20)

10.44	Master Repurchase Agreement, dated September 25, 2003, between NC Capital Corporation and Bear Stearns Mortgage Capital Corporation(21)

10.45	Guaranty, dated as of September 25, 2003, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation(21)

10.46	Master Repurchase Agreement, dated as of October 31, 2003, by and between Bear Stearns Mortgage Capital Corporation and NC Capital Corporation(22)

(a) Amendment No. 1 to Master Repurchase Agreement, dated as of January 14, 2004, between Bear Stearns Mortgage Capital Corporation and NC Capital Corporation

10.47	Guaranty, dated as of October 31, 2003, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation(22)

10.48	Mortgage Loan Purchase and Servicing Agreement, dated as of September 5, 2003, between Von Karman Funding, LLC and New Century Mortgage Corporation(22)

10.49	Security Agreement, dated as of September 5, 2003, between Von Karman Funding LLC and Deutsche Bank Trust Company Americas(22)

10.50	Guaranty, dated as of September 5, 2003, by New Century Financial Corporation in favor of Citibank, N.A.(22)

10.51	Confirmation, dated as of September 5, 2003, between Von Karman Funding LLC and Citibank, N.A.(22)

10.52	Schedule to the Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and Von Karman Funding LLC(22)

10.53	Confirmation for Swap Transaction under Existing 1992 Master Agreement, dated as of September 5, 2003, between NC Capital Corporation and Citibank, N.A.(22)

Exhibit number	Description of document
10.54	Schedule to the ISDA Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and NC Capital Corporation(22)

10.55	Master Repurchase Agreement, dated as of December 2, 2003, between Bank of America, N.A. and NC Capital Corporation(24)

10.56	Guaranty Agreement, dated as of December 2, 2003, by New Century Financial Corporation and New Century Mortgage Corporation in favor of Bank of America, N.A.(24)

10.57	Amended and Restated Employment Agreement, dated as of January 1, 2004, between New Century Financial Corporation and Patrick H. Rank*

10.58	Second Amended and Restated Master Loan and Security Agreement, dated as of January 30, 2004, among NC Capital Corporation, New Century Mortgage Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.

10.59	Second Amended and Restated Guaranty, dated as of January 30, 2004, by New Century Financial Corporation in favor of Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.

10.60	Directors Deferred Compensation Plan*

10.61	Form of Executive Officers’ Employment Agreement, dated as of January 1, 2004*

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from our Form S-1 Registration Statement (No. 333-25483) as filed with the Securities and Exchange Commission on June 23, 1997.
(2)	Incorporated by reference from our Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on July 27, 2001.
(8)	Incorporated by reference from our Form Report S-2/A as filed with the Securities and Exchange Commission on October 4, 2001.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.
(10)	Incorporated by reference from our Form Report 8-K as filed with the Securities and Exchange Commission on April 8, 2002.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2002.
(12)	Incorporated by reference from our Form Report 8-K as filed with the Securities and Exchange Commission on June 6, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(15)	Incorporated by reference from our Form Report 8-K as filed with the Securities and Exchange Commission on January 10, 2003.
(16)	Incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.
(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003.
(18)	Incorporated by reference from our Form 8-K Report, as filed with the Securities and Exchange Commission on June 18, 2003.
(19)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003.
(20)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on September 12, 2003.
(21)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on October 10, 2003.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(23)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on December 11, 2003.
(24)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on December 22, 2003.
(25)	Incorporated by reference from our Form 8-K Report, as filed with the Securities and Exchange Commission on January 14, 2004.