Form 10-K/A
period 2003-12-31
NEW CENTURY FINANCIAL CORP
filed 2004-04-13
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2003 (the “Form 10-K”) in order to (i) provide the information required in Part III of the Form 10-K and (ii) correct a few minor errors in “Item 1—Business,” “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and certain of the footnotes to the financial statements in the Form 10-K filed by us on March 15, 2004. In addition, in connection with the filing of this Amendment No. 1, we are including as exhibits currently dated certifications and an updated consent letter from our independent public accountants.

While this Amendment No. 1 also sets forth the complete text of each other item of the Form 10-K, it does not change any information contained in these other items as originally filed on March 15, 2004. This Amendment No. 1 also does not reflect events that have occurred after the original filing of the Form 10-K or, except as expressly indicated, modify or update the original Form 10-K.

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

Recent Financing Highlights

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

The following table sets forth selected information relating to loan originations through our Retail Division during the periods shown:

	For the Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Principal balance (in millions)	$452.8	484.0	648.7	669.7
Average loan amount (in thousands)	123	118	124	126
Combined weighted average initial loan-to-value ratio	78.0%	78.8%	80.4%	79.8%
Percent of first mortgage loans	99.3%	99.0%	97.0%	99.4%
Property securing loans:
Owner occupied	96.5%	96.6%	95.6%	93.3%
Nonowner occupied	3.5%	3.4%	4.4%	6.7%
Weighted average interest rate:
Fixed-rate	8.33%	8.15%	7.66%	7.55%
ARMs—initial rate	8.11%	7.92%	7.81%	7.72%
ARMs—margin over index	6.61%	6.45%	6.22%	6.23%

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

Our underwriting guidelines for first lien mortgage loans have the following categories and criteria for grading the potential likelihood that an applicant will satisfy the repayment obligations of a mortgage loan:

Summary of Principal Underwriting Guidelines(1)

	AA Risk	A+Risk	A-Risk	B Risk	C Risk	C-Risk
Existing and prior mortgage history	No 30-day late payments w/in last 12 months; must have an LTV of 95% or less; no evidence of default in 3 years.	Maximum one 30-day late payment and no 60-day late payments w/in last 12 months; must have an LTV of 95% or less; no evidence of default in 3 years.	Maximum three 30-day late payments and no 60-day late payments w/in last 12 months; must have an LTV of 90% or less; no evidence of default in 3 years.	Maximum one 60-day late payment within last 12 months; must have an LTV of 85% or less; no evidence of default in 2 years.	Maximum one 90-day late payment within last 12 months; must have an LTV of 80% or less; no evidence of default in 1 year.	Maximum of two 90-day late payments and one 120-day late payment w/in last 12 months; must have an LTV of 70% or less; no current default.

Consumer credit	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 80% have higher credit score minimums.	Minimum credit score of 500; LTVs over 75% have higher credit score minimums.	Minimum credit score of 500.

Bankruptcy filings	Generally, no Chapter 7 or 13 Bankruptcy discharged in last 2 years.	Generally, no Chapter 7 or 13 Bankruptcy discharged in last 2 years.	Generally, no Chapter 7 Bankruptcy discharged in the last 2 years or any Chapter 13 Bankruptcy filed in the last 2 years.	Generally, no Chapter 7 Bankruptcy discharged in last 18 months or Chapter 13 Bankruptcy filed in the last 18 months.	Generally, no Chapter 7 Bankruptcy discharged in the last year or any Chapter 13 Bankruptcy filed in the last year.	Chapter 7 discharged and Chapter 13 discharged or discharged at funding.

Total debt service-to-income ratio	50% to 55%	50% to 55%	50% to 55%	50% to 55%	55%	55%

Maximum loan-to-value ratio (LTV)(2):
Owner occupied:	95%	95%	90%	85%	80%	70%

Single family; detached PUD, or 2-unit:
Owner occupied:	90%	90%	85%	80%	75%	65%

Condo/three-to-four unit:
Nonowner occupied:	85%	85%	80%	75%	70%	60%

(1)	The letter grades applied to each risk classification reflect our internal standards and do not necessarily correspond to the classifications used by other mortgage lenders.
(2)	The maximum LTV set forth in the table is for borrowers providing full documentation. The LTV is reduced 5% for stated income applications, if applicable.

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

Delinquency Reporting

The following table sets forth loan performance data of the loans on our mortgage loan servicing platform at December 31, 2003 (dollars in thousands):

	Balance	Weighted Average Coupon	FICO	Delinquency
Pool Type				<90 days	90+	REO	Total
Mortgage loans held for investment	$4,727,504	7.16%	624	0.66%	0.58%	0.02%	1.26%
Mortgage loans held for sale	3,383,266	7.22%	617	0.08%	0.26%	0.01%	0.35%
Interim servicing	3,103,480	7.25%	622	0.07%	0.02%	0.00%	0.09%
Servicing rights owned	351,884	8.08%	591	2.61%	4.11%	0.18%	6.90%

Total	$11,566,134	7.23%	621	0.39%	0.44%	0.02%	0.85%

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

In order to mitigate the adverse effects resulting from interest rate increases on our residual interests, certain mortgage loans held for sale and mortgage loans held for investment, we utilize derivative financial instruments such as Euro Dollar Futures contracts and interest rate caps. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. Certain of our interest rate management activities qualify for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted. The derivative financial instruments and any related margin accounts are reported on our consolidated balance sheets at their fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

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

Patrick J. Flanagan	39	Executive Vice President of New Century Financial; President and Director of New Century Mortgage(1); Chief Executive Officer and Director of NC Capital(2)

Patrick H. Rank	59	Executive Vice President of New Century Financial; Director of New Century Mortgage

(1)	New Century Mortgage is a wholly-owned subsidiary of New Century Financial.
(2)	NC Capital is a wholly-owned subsidiary of New Century Mortgage.

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

Patrick H. Rank has been an Executive Vice President of New Century Financial and a director of New Century Mortgage since May 2002. He served as President of Retail Operations of New Century Mortgage from August 2001 to December 2003. He was also President, Chief Executive Officer and a director of The Anyloan Company from August 2001 to December 2003. Prior to joining New Century, Mr. Rank was the President of H&R Block Mortgage, a subsidiary of Option One Mortgage, and H&R Block Financial Services. Mr. Rank was one of the original co-founders of Option One Mortgage and was its original Chief Executive Officer. Prior to joining Option One, Mr. Rank was the Chief Administrative Officer of Long Beach Mortgage. Mr. Rank has over 36 years of financial services industry experience.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Our Board of Directors is divided into three classes: Class I, Class II and Class III. Currently, there are nine directors—three Class I directors, three Class II directors and three Class III directors. The term of office of the current Class I directors expires after the 2004 annual meeting of stockholders, the term of the current Class II directors expires after the 2005 annual meeting of stockholders and the term of the current Class III directors expires after the 2006 annual meeting of stockholders. Our directors as of April 8, 2004 were:

CLASS I DIRECTORS—Term expires in 2004

FREDRIC J. FORSTER	Director
Age 59	Director since 1997

Mr. Forster has been a private investor and business consultant since January 1998. From March 1999 to May 2001, Mr. Forster was a director of and consultant to LoanTrader, a private company that developed a Web site serving mortgage brokers and lenders. Previously, Mr. Forster was a Principal of Financial Institutional Partners from November 1996 until December 1998. Prior to that, he served as President and Chief Operating Officer of H.F. Ahmanson and Company, and its subsidiary, Home Savings of America.

EDWARD F. GOTSCHALL	Vice Chairman and Chief Financial Officer
Age 49	Director since 1995

For a description of Mr. Gotschall’s background, see “Executive Officers of the Registrant” above.

RICHARD A. ZONA	Director
Age 59	Director since 2000

Mr. Zona has been Chairman and Chief Executive Officer of Zona Financial, a private financial advisory firm, since 2000. Previously, Mr. Zona was Vice Chairman of U.S. Bancorp, a bank holding company, from 1996 to 2000, and Chief Financial Officer of U.S. Bancorp from 1989 to 1996. He currently serves as a director of Piper Jaffrey Companies, a public securities firm, ING Direct Bank, Polaris Industries, a public company that manufactures snowmobiles, all-terrain vehicles and related equipment, and Shopko Stores, a public company and retailer of goods and services.

CLASS II DIRECTORS—Term expires in 2005

BRAD A. MORRICE	Vice Chairman, President and
Age 47	Chief Operating Officer
Director since 1995

For a description of Mr. Morrice’s background, see “Executive Officers of the Registrant” above.

MICHAEL M. SACHS	Director
Age 63	Director since 1995

Mr. Sachs has been Chairman of the Board and Chief Executive Officer of Westrec Financial, an operator of marinas and related businesses, since 1990. He has also served as Chairman of the Board and Chief Executive Officer of Pinpoint Systems, a manufacturer of marine electronic equipment, since December 1995.

TERRENCE P. SANDVIK	Director
Age 65	Director since 2000

Mr. Sandvik is currently retired. From 1990 to 1999, Mr. Sandvik was President of U.S. Bancorp Business Technology Center at U.S. Bancorp. He also served previously on our Board of Directors from February 1999 to April 2000 and was reappointed in September 2000.

CLASS III DIRECTORS—Term expires in 2006

ROBERT K. COLE	Chairman and Chief Executive Officer
Age 57	Director since 1995

For a description of Mr. Cole’s background, see “Executive Officers of the Registrant” above.

DONALD E. LANGE	Director
Age 58	Director since 2002

Mr. Lange has served as the President and Chief Executive Officer of Pacific Financial Services, a mortgage banking and specialty finance company, since 1999. From March 2001 to February 2002, Mr. Lange served as President and Chief Executive Officer of OptiFI, a private company specializing in prepayment analytics. Previously, he served as the President and Chief Executive Officer of several specialty finance subsidiaries of Weyerhauser Company, including Weyerhauser Financial Services, Weyerhauser Mortgage Company and Weyerhauser Venture Company. Mr. Lange served as a director of Mortgage Electronic Registration System (MERS) from 1995 until 2002. In addition, he was a director of Pacific Gulf Properties from 1998 until 2001 and a director of Pedestal from 1999 until 2001. Mr. Lange was the President of the Mortgage Bankers Association of America in 1999.

WILLIAM J. POPEJOY	Director
Age 66	Director since 2002

Mr. Popejoy has been the Managing Member of Pacific Capital Investors, an investment partnership, since 1999. Previously, he was the President and Chief Executive Officer of Financial Federation, the President of Far West Savings, the President of First Charter Financial and its subsidiary, American Savings & Loan, and the President and Chief Executive Officer of The Federal Home Loan Mortgage Corporation (Freddie Mac). In addition, Mr. Popejoy has served as a member of the board of trustees of PIMCO Funds since 1996 and served as a director of CommonWealth Energy from 2001 until 2003.

The names and ages of our executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3).

Audit Committee Financial Expert

Our Board of Directors has determined that Richard A. Zona, a member of our Audit Committee, is an audit committee financial expert as defined by Item 401(b) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Mr. Zona is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Messrs. Donald E. Lange, Fredric J. Forster and Richard A. Zona. Mr. Zona is the Chairman of our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Securities Exchange Act of 1934, as amended, our directors and executive officers and the beneficial holders of more than 10% of our common stock are required to file reports with the Securities and Exchange Commission of their ownership of and transactions in our common stock. The Securities and Exchange Commission requires that we disclose any late filings of Section 16 reports during the last fiscal year. Based solely on our review of reports furnished to us and written representations that no other reports were required during the 2003 fiscal year, our directors, executive officers and beneficial holders of more than 10% of our common stock complied with Section 16(a) filing requirements during fiscal 2003 with the exception of: Mr. Brad Morrice who, due to an administrative error, filed after the two-day period a Report on Form 4 on March 11, 2003 with respect to the reporting of shares granted to him on March 3, 2003 and Mr. Stergios Theologides who, due to an administrative error, filed after the two-day period a Report on Form 4 on April 22, 2003 with respect to the reporting of shares granted to him on April 17, 2003.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation earned by our Chief Executive Officer and each of our other four most highly compensated executive officers during fiscal 2003, 2002 and 2001. This table gives effect to our three-for-two stock split structured as a dividend that was paid on July 11, 2003.

				Long-Term Compensation Awards		All Other Compensation ($)(4)
		Annual Compensation		Restricted Stock Awards ($)(3)	Securities Underlying
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)(3)		Options (#)
Robert K. Cole Chairman and Chief Executive Officer	2003 2002 2001	405,175 385,875 367,500	2,410,547 1,753,825 832,098	— — —	112,500 112,500 225,000	6,600 3,000 2,625

Brad A. Morrice Vice Chairman, President and Chief Operating Officer	2003 2002 2001	405,175 385,875 367,500	2,410,547 1,753,825 832,098	— — —	112,500 112,500 225,000	6,000 2,750 2,625

Edward F. Gotschall Vice Chairman and Chief Financial Officer	2003 2002 2001	405,175 385,875 367,500	2,410,547 1,753,825 832,098	— — —	112,500 112,500 225,000	4,740 2,370 2,625

Patrick J. Flanagan Executive Vice President and President of New Century Mortgage	2003 2002 2001	405,175 385,875 262,250	2,410,547 1,753,825 838,650	— 25,000 24,000	112,500 225,000 75,000	6,506 2,750 2,625

Patrick H. Rank (5) Executive Vice President	2003 2002 2001	405,175 275,000 114,583	2,410,547 480,165 118,750	— — —	— — 127,500	7,000 3,000 —

(1)	Amounts shown include cash compensation earned and received by the executive officers. The amounts do not include the value of certain perquisites, which in the aggregate did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(2)	Amounts reported represent amounts earned pursuant to the New Century Financial Corporation 1999 Incentive Compensation Plan (“1999 Plan”).
(3)	For Messrs. Cole, Morrice, Gotschall, Flanagan and Rank in 2003, for Messrs. Cole, Morrice, Gotschall and Flanagan in 2002, and for Messrs. Cole, Morrice and Gotschall in 2001, amounts shown reflect cash and non-cash components. For 2003, (a) Mr. Cole received a cash bonus of $857,742 and restricted shares of our common stock valued at $1,552,805 as of the grant date, (b) each of Messrs. Gotschall and Morrice received a cash bonus of $1,107,765 and restricted shares of our common stock valued at $1,302,782 as of the grant date, (c) Mr. Flanagan received a cash bonus of $1,367,347 and restricted shares of our common stock valued at $1,043,200 as of the grant date and (d) Mr. Rank received a cash bonus of $1,509,134 and restricted shares of our common stock valued at $901,413 as of the grant date. The value of these shares was based on the closing price of $45.96 on January 21, 2004, the date of grant. The restricted stock vests in three equal annual installments. Dividends paid on our common stock will also be payable on the restricted stock, whether or not vested.
(4)	Amounts reported for 2003, 2002 and 2001 represent contributions made by New Century to a 401(k) profit sharing plan.
(5)	Mr. Rank joined New Century in August 2001.

Option Grants in 2003

The following table sets forth certain information with respect to options granted to our Chief Executive Officer and each of our other four most highly compensated executive officers during fiscal 2003. This table gives effect to our three-for-two stock split structured as a dividend that was paid on July 11, 2003.

	Individual Grants
	Number of Securities Underlying Options Granted (1)		Percent of Total Options Granted to Employees in Fiscal 2003	Exercise Price (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name and Principal Position	Date	Number				5%	10%
Robert K. Cole Chairman and Chief Executive Officer	01/21/03	112,500	10.43%	$18.66	01/21/13	$1,320,207	$3,345,664

Brad A. Morrice Vice Chairman, President and Chief Operating Officer	01/21/03	112,500	10.43%	$18.66	01/21/13	$1,320,207	$3,345,664

Edward F. Gotschall Vice Chairman and Chief Financial Officer	01/21/03	112,500	10.43%	$18.66	01/21/13	$1,320,207	$3,345,664

Patrick J. Flanagan Executive Vice President and President of New Century Mortgage	01/21/03	112,500	10.43%	$18.66	01/21/13	$1,320,207	$3,345,664

Patrick H. Rank Executive Vice President	—	—	—	—	—	—	—

(1)	The options were granted to Messrs. Cole, Morrice, Gotschall and Flanagan on January 21, 2003. Of those options, 20% are exercisable on January 21, 2004, the first anniversary of the grant date, and an additional 5% are exercisable on the last day of each succeeding calendar quarter with the final 5% vesting on January 21, 2008.
(2)	The exercise price and tax withholding obligations related to exercise can be paid by delivery of already owned shares of our common stock, subject to certain conditions.
(3)	This column shows the hypothetical gains or “option spreads” of the options granted based on the per-share market price of our common stock at the time of the grant and assumed annual compound stock appreciation rates of 5% and 10% over the full 10-year term of the options. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our projections. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses. The actual gains, if any, on the exercise of stock options will depend on, among other things, the future performance of our common stock, the option holder’s continued employment, and the date on which the options are exercised.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

The following table sets forth information with respect to the value of options exercised in 2003 and remaining at the end of 2003. This table gives effect to our three-for-two stock split structured as a dividend that was paid on July 11, 2003.

Name and Principal Position	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End	Value of Unexercised In-the-Money Options at FY-End($)(1)
			Exercisable / Unexercisable	Exercisable / Unexercisable
Robert K. Cole Chairman and Chief Executive Officer	14,705	396,569	406,379/310,875	13,490,407/8,631,855
Brad A. Morrice Vice Chairman, President and Chief Operating Officer	176,894	4,216,061	152,473/310,875	4,673,792 / 8,631,855
Edward F. Gotschall Vice Chairman and Chief Financial Officer	—	—	529,583/310,875	17,820,211/8,631,855
Patrick J. Flanagan Executive Vice President and President of New Century Mortgage	87,707	1,900,120	50,296 / 313,122	1,580,276 / 8,605,069
Patrick H. Rank Executive Vice President	27,500	753,775	29,881 / 70,119	957,387 / 2,246,613

(1)	The amounts set forth represent the difference between the estimated fair market value of $39.67 per share as of December 31, 2003 and the exercise price of the in-the-money options, multiplied by the applicable number of shares underlying such options.

Employment Agreements and Change-in-Control Arrangements

Executive Officer Employment Agreements—Agreements With Messrs. Cole, Morrice, Gotschall and Flanagan. We have entered into employment agreements with each of Messrs. Cole, Morrice, Gotschall and Flanagan. Each of the employment agreements was amended to take effect as of January 1, 2004.

Each employment agreement has a term that ends on December 31, 2006 and is subject to an automatic annual extension unless and until one party has given the other a notice of non-renewal. For instance, on December 31, 2005, the term of each agreement will be automatically extended until December 31, 2007 unless one party has previously given the other a notice of non-renewal. In no event, however, will the term of employment under the agreements extend beyond an executive’s 65th birthday.

The agreements set the base salary at $405,175 for 2003. The amended agreements reflect that our Compensation Committee approved an increase in the base salary level to $550,000 per year effective as of January 1, 2004. The agreements provided that, in 2005 and subsequent years, the base salary for that year must represent at least a 5% increase over the base salary of the preceding year. The agreements also provide for a $500 per month automobile allowance.

If the executive officer is terminated without “cause” or quits his employment for “good reason” (as such terms are defined in the employment agreements), then he will receive severance pay as follows:

(1)	his base salary through the date of the termination, any earned but unpaid incentive compensation bonus, and payment for any vacation earned but not taken;

(2)	severance pay equal to (a) three times his annualized rate of base salary in effect at the time of the termination of employment; plus (b) one times the executive’s average annual incentive cash bonus compensation over the preceding three years;

(3)	continued coverage under our medical insurance and other benefit programs until the third anniversary of the date that the executive’s employment by us terminates; and

(4)	up to $20,000 for the cost of a senior executive outplacement program.

Also, if the termination occurs within six months before or 36 months following a “change in control” (as defined in the employment agreements), then all stock options and other equity-based awards granted by us to the executive that are outstanding and otherwise not fully vested at the time of the termination will become fully vested. The employment agreements also provide that should any benefits in connection with a change in control be subject to the excise tax imposed under Section 280G of the U.S. Internal Revenue Code of 1986, we will make an additional payment to the executive so that the net amount of such payment (after-taxes) received by the executive is sufficient to pay the excise tax due.

Incentive Compensation Plan Awards. Under the employment agreements, the executive officer is also eligible to receive incentive compensation awards under the 1999 Plan or a similar successor plan.

The awards provide that the executive officers will receive a percentage of our pre-tax net income based upon the ratio of our pre-tax net income to our average stockholder’s equity, measured over a six-month and a 12-month period as set forth below:

6-Month Performance Period from January 1 – June 30

Ratio of Pre-Tax Net Income to Total Stockholders’ Equity	Amount of Bonus
Less than 9%
Between 9-14%	1.125% of Pre-Tax Net Income in excess of 9% but not in excess of 14% of Total Stockholders’ Equity
Between 14-19%	The amount above plus 0.75% of Pre-Tax Net Income in excess of 14% but not in excess of 19% of Total Stockholders’ Equity
More than 19%	The amounts above plus 0.60% of Pre-Tax Net Income in excess of 19% of Total Stockholders’ Equity

12-Month Performance Period from January 1 – December 31

Ratio of Pre-Tax Net Income to Total Stockholders’ Equity	Amount of Bonus
Less than 18%
Between 18-28%	1.125% of Pre-Tax Net Income in excess of 18% but not in excess of 28% of Total Stockholders’ Equity
Between 28-38%	The amount above plus 0.75% of Pre-Tax Net Income in excess of 28% but not in excess of 38% of Total Stockholders’ Equity
More than 38%	The amounts above plus 0.60% of Pre-Tax Net Income in excess of 38% of Total Stockholders’ Equity

The incentive bonus for the six-month period may not exceed 80% of the executive’s base salary for that year. Also, the amount of bonus paid for the 12-month performance period will be reduced by any amounts already paid for the six-month performance period that falls in the same year. Finally, the amount of any 12-month bonus that exceeds 150% of the executive’s base salary for the applicable year will be paid in restricted stock unless our Compensation Committee decides otherwise.

Executive Officer Employment Agreements—Agreement With Mr. Rank. We entered into an Amended and Restated Employment Agreement with Mr. Rank effective as of January 1, 2004. Mr. Rank’s employment agreement has a term that ends on December 31, 2006.

The agreement sets Mr. Rank’s base salary for the period January 1, 2004 through June 30, 2004 at $212,713.59, at $127,628.16 for the period July 1, 2004 through December 31, 2004, at $268,019.13 for calendar 2005 and at $281,420.08 for calendar 2006.

If Mr. Rank is terminated without “cause” or quits his employment for “good reason” (as such terms are defined in the employment agreements), then he will receive severance pay as follows:

(1)	his base salary through the end of the current month, the earned but unpaid incentive compensation bonus, if any, and payment for any vacation earned but not taken;

(2)	severance pay equal to (a) his base salary through the expiration of the current term of the employment agreement (however, this component will not be less than six months salary); plus (b) one times his average annual incentive cash bonus compensation over the preceding three years;

(3)	continued coverage under our medical insurance and other benefit programs until the expiration of his term of employment or his commencement of full-time employment with a new employer; and

(4)	up to $20,000 for the cost of a senior executive outplacement program.

Incentive Compensation Plan Awards. Under the employment agreement, Mr. Rank is also eligible to receive incentive compensation awards under the 1999 Plan or a similar successor plan.

For each of 2004, 2005, and 2006, Mr. Rank’s cash incentive bonus for that year will generally be determined by taking the bonus amount calculated using the same formula and methodology outlined above, used to determine the cash incentive bonus for that year for each of Messrs. Cole, Morrice, Gotschall and Flanagan, and multiplying that amount by a bonus factor. Mr. Rank’s bonus factor for 2004 is 80% and for each of 2005 and 2006 is 60%. The incentive bonus for any period of time will not exceed 150% of Mr. Rank’s base salary for that period.

Other Change-In-Control Provisions. The New Century Financial Corporation 1995 Stock Option Plan (the “1995 Plan”) allows for the acceleration of award vesting upon a “change in control” (as defined in the 1995 Plan), unless our Board of Directors decides otherwise prior to the change in control. Similarly, under the 1999 Plan, unless our Board of Directors decides otherwise prior to the event, a change in control results in accelerated payment of outstanding incentive compensation awards. The payment level assumes achievement of the maximum performance goal for each award, but is pro-rated according to the portion of the applicable performance period elapsed at the time of acceleration.

Compensation of Directors

Directors who are also employees of New Century do not receive any compensation for serving on our Board of Directors.

In 2003, we paid our non-employee directors a retainer of $23,750 and a fee of $2,500 for each board or committee meeting attended. We also paid each of the Chairmen of our Audit Committee, Compensation Committee, and Governance and Nominating Committee an additional retainer of $2,750. In addition, we reimbursed our non-employee directors for reasonable expenses incurred by them in connection with their attendance of our board and committee meetings.

Through October 2003, if a board and committee meeting occurred on the same day, the $2,500 meeting fee was only paid once. Also, we did not compensate non-employee directors for brief telephonic meetings for which the combined preparation and meeting time did not exceed one hour. However, since November 2003, we have paid the $2,500 fee to our non-employee directors for each board and committee meeting attended even if a board and committee meeting occurred on the same day; provided that the Chairman of the applicable committee has the authority to declare that the fee not be paid for a meeting for which the combined preparation and meeting time is insignificant.

In addition, pursuant to the 1995 Plan, after the 2003 annual meeting of stockholders, we granted each non-employee director a nonqualified stock option to purchase 15,000 shares of our common stock (on a post-split basis) at an exercise price of $16.25 per share (on a post-split basis). These stock options vest in three annual installments.

After the 2004 annual meeting of stockholders, our non-employee directors will receive an annual retainer of $35,000 and the Chairmen of our Audit Committee, Compensation Committee, and Governance and Nominating Committee will each receive an additional annual retainer of $5,000. We will also grant each non-employee director, pursuant to the 1995 Plan, a nonqualified stock option to purchase 12,500 shares of our common stock (on a post-split basis) at a per share exercise price equal to the closing price of a share of our common stock on the grant date.

In December 2003, our Board of Directors adopted the New Century Financial Corporation Directors Deferred Compensation Plan. Under this plan, each of our directors who are not employed by us is eligible to elect in advance to defer payments of 50%, 75% or 100% of their cash retainer (but not meeting fees) on an annual basis. The amount that a director elects to defer pursuant to this plan is credited to a bookkeeping account in the form of “stock units.” A “stock unit” is a non-voting unit of measurement, which is deemed solely for bookkeeping purposes under this plan to be equivalent to one outstanding share of our common stock. The number of stock units credited to a participant’s bookkeeping account under this plan will equal the amount of the retainer deferred by the director divided by the fair market value of a share of our common stock as of the date that the amount would have otherwise been paid to the director. When the director is no longer a member of our Board of Directors, the director will be entitled to receive one share of our common stock (or its cash equivalent) for each stock unit that has been credited to the director’s account under this plan. Stock units credited under this plan will be adjusted to reflect any cash dividends, stock splits, stock dividends or similar changes in capitalization.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a former or current officer or employee of New Century or any of its subsidiaries. No executive officer is a former or current member of our Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 8, 2004 with respect to the beneficial ownership of our common stock by:

•	each known beneficial owner of more than 5% of our common stock;

•	each director;

•	each nominee for election to our Board of Directors;

•	each executive officer named in the Summary Compensation Table set forth above; and

•	all directors and executive officers as a group.

For purposes of this table and except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the shares shown. This table gives effect to our three-for-two stock split structured as a dividend that was paid on July 11, 2003.

As of April 8, 2004, 33,658,590 shares of our common stock were outstanding.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Greenlight Capital, L.L.C. (3)	2,543,250	7.56%
AXA Financial, Inc. (4)	2,352,406	6.99%
Executive Officers and Directors
Robert K. Cole (5)	1,708,805	5.01%
Edward F. Gotschall (6)	1,642,698	4.80%
Brad A. Morrice (7)	1,497,327	4.42%
Patrick J. Flanagan (8)	356,911	1.06%
Patrick H. Rank (9)	81,030	*
Fredric J. Forster (10)	90,000	*
Donald E. Lange (11)	16,000	*
William J. Popejoy (12)	12,500	*
Michael M. Sachs (13)	850,623	2.52%
Terrence P. Sandvik (14)	75,202	*
Richard A. Zona (15)	27,500	*
Executive Officers and Directors as a Group (11 persons) (16)	6,358,596	18.07%

*	Less than 1%.
(1)	Each of the directors and executive officers listed can be contacted through New Century Financial Corporation at 18400 Von Karman, Suite 1000, Irvine, California 92612.
(2)	If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days of April 8, 2004, we treat the common stock underlying those securities as owned by that stockholder, and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. However, we do not consider that common stock to be outstanding when we calculate the percentage ownership of any other stockholder.
(3)	Beneficial ownership information and the following information is based on information contained in the Schedule 13D filed with the Securities and Exchange Commission jointly on March 18, 2003 by Greenlight Capital, L.L.C. and Mr. David Einhorn. The principal of Greenlight Capital, L.L.C. is Mr. David Einhorn. Greenlight Capital is located at 420 Lexington Avenue, Suite 1740, New York, New York 10170.
(4)	Beneficial ownership information and the following information is based on information in the Schedule 13G filed with the Securities and Exchange Commission on February 10, 2004 by AXA Financial, Inc. (“AXA Financial”). According to the schedule, the shares are also beneficially owned by the following French affiliates of AXA Financial: AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle and AXA (collectively, the “AXA Group”). Of the reported shares, the AXA Group reports that it has sole voting power with respect to 1,850,984 shares, that it has sole dispositive power with respect to 1,184,504 shares and shared dispositive power with respect to 1,167,902 shares. AXA Financial reports that it has sole voting power with respect to 1,061,487 shares, that it shares voting power with respect to 10,900 shares, and that it has sole dispositive power with respect to 1,184,504 shares. The AXA Group and AXA Financial report that the shares are deemed to be beneficially owned by the following subsidiary of AXA: AXA Rosenberg Investment Management Capital (1,167,902 shares); and by the following subsidiary of AXA Financial: Alliance Capital Management L.P. (1,184,504 shares). AXA Financial is located at 1290 Avenue of the Americas, New York, New York 10104.
(5)	Includes 447,253 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(6)	Includes 570,457 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.

(7)	Includes 194,850 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004 and 18,154 shares owned by the Samantha H. Morrice Trust, the sole beneficiary of which is Mr. Morrice’s daughter.
(8)	Includes 84,503 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(9)	Includes 21,255 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(10)	Includes 55,000 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(11)	Includes 12,500 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(12)	Includes 12,500 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(13)	Includes 337,848 shares of our common stock owned by Westrec PS Plan, of which Mr. Sachs is the trustee and sole beneficiary, 200,000 shares of our common stock owned by the Michael M. and Maureen Sachs Living Trust, of which Mr. Sachs is the sole trustee and Mr. Sachs and his wife are the beneficiaries, and 5,250 shares of our common stock owned by Mr. Sachs’ wife. Also includes 40,000 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(14)	Includes 75,000 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(15)	Includes 22,500 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.
(16)	Includes 1,535,818 shares of our common stock issuable pursuant to options exercisable within 60 days of April 8, 2004.

Equity Compensation Plan Information

We currently maintain three equity compensation plans: the 1995 Plan, the 1999 Plan and the New Century Financial Corporation Employee Stock Purchase Plan. The 1995 Plan, the 1999 Plan and the Employee Stock Purchase Plan have each been approved by our stockholders.

The following table sets forth, for each of our equity compensation plans, the number of shares of common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2003. This table gives effect to our three-for-two stock split structured as a dividend that was paid on July 11, 2003.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	4,985,118		$12.68	3,866,194	(1)(2)
Equity compensation plans not approved by stockholders	75,000	(3)	$3.20	0
Total	5,060,118		$12.54	3,866,194

(1)

This number of shares is presented after giving effect to the 220,799 shares purchased under our Employee Stock Purchase Plan for the purchase period that ended December 31, 2003. Of the aggregate number of shares that remained available for future issuance, 1,392,348 were available under the 1995 Plan and 2,473,846 were available under the Employee Stock Purchase Plan. The shares available under the 1995

Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 1995 Plan including stock options, stock appreciation rights, restricted stock, stock bonuses, and performance shares. However, no new awards will be granted under the 1995 Plan if stockholders approve the 2004 Plan.

(2)	There is no explicit share limit under the 1999 Plan. Bonuses under the 1999 Plan that exceed certain individual-based limits of that plan are paid in the form of a restricted stock award. Thus, the number of shares to be delivered with respect to the 1995 Plan in the future depends on the number and amount of bonuses paid under our 1995 Plan in the future. The authority to grant new awards under the 1999 Plan terminated on February 17, 2004.
(3)	This number of shares includes 60,000 nonqualified stock options (on a post-split basis) granted to Edward F. Gotschall on December 4, 1996 and 15,000 nonqualified stock options (on a post-split basis) granted to Fredric J. Forster on September 30, 1998. The stock options granted to Mr. Gotschall vested in three equal annual installments and were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment. The stock options granted to Mr. Forster vested in three equal annual installments and were granted for a term of 10 years.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services

The following table shows the fees that we incurred for audit and other services provided by KPMG LLP, our independent auditors, for fiscal years 2002 and 2003.

AUDITOR FEES
	2003	2002
Audit Fees (1):	$705,900	$440,500
Audit Related Fees (2):	292,835	112,844
Tax Fees (3):	627,224	778,537
All Other Fees (4):	0	108,970
Total:	$1,625,959	$1,440,851

(1)	Audit fees represent fees for services rendered for the audit of our financial statements and review of our quarterly financial statements.
(2)	Audit-related fees represent fees for other assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, or services that are normally provided in connection with our employee benefit plan and services relating to structured financings and other attestation services.
(3)	For fiscal 2003 and 2002, tax fees included tax consultation and tax compliance services.
(4)	For fiscal 2002, all other fees principally included accounting, tax and structured finance advisory services.

All audit-related services, tax services and other services rendered by KPMG LLP were pre-approved by our Audit Committee, which concluded that the provision of those services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Our Audit Committee has adopted a policy and procedure requiring that we obtain approval before we engage our independent auditor to perform audit or non-audit services. The services can be pre-approved by our Audit Committee or by any member or members of our Audit Committee to whom authority for pre-approval has been delegated, provided that no member has authority to approve any non-audit services that are expected to result in fees for the engagement or during any calendar year of over $50,000, or that are expected to be completed after 12 months from the date of the engagement. Any approvals by a member are reported to our Audit Committee, for informational purposes, at its next regular meeting.

Our Audit Committee may, on a quarterly basis, pre-approve non-audit services, provided that the description is sufficiently detailed so that the Committee knows precisely what services it is being asked to pre-approve and can make a well-reasoned assessment of the impact of those services on our outside auditor’s independence. Our Audit Committee receives quarterly reports on all services rendered and fees billed by our independent auditors.

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

(b) We filed the following reports on Form 8-K during the fourth quarter of 2003:

On October 10, 2003, we filed a report on Form 8-K under Item 5 reporting that we had (1) amended our Amended and Restated Master Loan and Security Agreement with Morgan Stanley Mortgage Capital to temporarily increase the maximum credit available under the applicable facility from $1.3 billion to $1.6 billion, (2) amended our Amended and Restated Guaranty with Morgan Stanley Mortgage Capital to increase the permitted maximum ratio of indebtedness to tangible net worth from 8:1 to 10:1, (3) amended our Letter Agreement with Citigroup Global Markets to temporarily increase the maximum credit available under the applicable facility from $600 million to $800 million, (4) amended our Master Repurchase Agreement with Citigroup Global Markets Realty to temporarily increase the maximum credit available under the applicable facility from $150 million to $250 million, (5) entered into a Master Repurchase Agreement with Bear Stearns Mortgage Capital with maximum available credit of $100 million and expected expiration date in October 2003, (6) entered into a Guaranty with Bear Stearns Mortgage Capital and (7) amended our Second Amended and Restated Loan Purchase Agreement with CDC Mortgage Capital to increase the leverage ratio from 8:1 to 10:1 and increase the maximum number shares that we may purchase under our share repurchase program from 4 million shares to 5 million shares. We also reported under Item 5 that Mr. Stergios Theologides, our Executive Vice President—Corporate Affairs, General Counsel and Secretary, had entered into a stock trading plan designed to comply with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The plan allows for the sale of a total of 22,000 shares of our common stock over a period of approximately 15 months.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	Preferred shares outstanding	Preferred stock amount	Common shares outstanding	Common stock amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained earnings, restricted	Treasury shares outstanding	Deferred compensation	Total
Balance December 31, 2000	40	$—	14,853	$149	90,579	—	61,426	—	(5)	152,149
Proceeds from issuance of common stock	—	—	5,544	55	54,461	—	—	—	—	54,516
Issuance of common stock for acquisition of subsidiary	—	—	12	—	125	—	—	—	—	125
Issuance of restricted stock	—	—	214	2	2,188	—	—	—	(2,190)	—
Purchase of treasury stock	—	—	(119)	(1)	(1,063)	—	—	—	—	(1,064)
Cancellation of warrants	—	—	—	—	(2,631)	—	—	—	—	(2,631)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	545	545
Net earnings	—	—	—	—	—	—	48,020	—	—	48,020
Preferred stock dividends	—	—	—	—	—	—	(2,900)	—	—	(2,900)
Common stock dividends	—	—	—	—	—	—	(999)	—	—	(999)

Balance December 31, 2001	40	—	20,504	205	143,659	—	105,547	—	(1,650)	247,761
Proceeds from issuance of common stock	—	—	760	7	7,121	—	—	—	—	7,128
Issuance of common stock for acquisition of subsidiary	—	—	76	1	1,998	—	—	—	—	1,999
Issuance of restricted stock	—	—	199	2	3,531	—	—	—	(3,533)	—
Purchase of treasury stock	(7)	—	(1,625)	(16)	(40,928)	—	—	(4,439)	—	(45,383)
Conversion of convertible preferred stock	(33)	—	3,625	36	(36)	—	—	—	—	—
Cancellation of warrants	—	—	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,468	1,468
Net earnings	—	—	—	—	—	—	179,700	—	—	179,700
Preferred stock dividends	—	—	—	—	—	—	(442)	—	—	(442)
Common stock dividends	—	—	—	—	—	—	(5,681)	—	—	(5,681)

Balance December 31, 2002	—	—	23,539	235	115,345	—	279,124	(4,439)	(3,715)	386,550
Proceeds from issuance of common stock	—	—	786	8	10,587	—	—	—	—	10,595
Stock split	—	—	11,565	116	(116)	—	—	—	—	—
Proceeds from sale of warrants	—	—	—	—	24,389	—	—	—	—	24,389
Purchase of call options	—	—	—	—	(46,819)	—	—	—	—	(46,819)
Issuance of restricted stock	—	—	396	4	5,015	—	—	—	(5,019)	—
Purchase of common stock	—	—	(2,526)	(25)	(62,213)	—	—	(9,724)	—	(71,962)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	3,326	3,326
Net earnings	—	—	—	—	—	—	245,483	—	—	245,483
Tax benefit related to call options purchased	—	—	—	—	1,500	—	—	—	—	1,500
Tax benefit from non-qualified stock options	—	—	—	—	5,300	—	—	—	—	5,300
Other comprehensive loss, net of tax	—	—	—	—	—	(1,742)	—	—	—	(1,742)
Common stock dividends	—	—	—	—	—	—	(14,609)	—	—	(14,609)

Balance December 31, 2003	—	$—	33,760	$338	52,988	(1,742)	509,998	(14,163)	(5,408)	542,011

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

The Company generally structures loan securitizations as follows: First, it sells a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owners Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that the Company provides representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay the Company the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to the Company representing a residual interest in the payments on the securitized loans. In addition, the Company may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

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

(z) Hedging Activities

In connection with the Company’s strategy to mitigate interest rate risk on its residual assets, certain mortgage loans held for sale and financing on mortgage loans held for investment, the Company uses derivative financial instruments such as Euro Dollar Futures contracts and interest rate caps. It is not the Company’s policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, when applicable, the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

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

The various credit agreements contain certain restrictive financial and other covenants that require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity,

NEW CENTURY FINANCIAL CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2003 and 2002

available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. To the Company’s knowledge, at December 31, 2003, the Company was in compliance with these covenants.

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

(9) Convertible Notes

In July 2003, the Company closed a private offering of $175 million of Convertible Senior Notes due 2008 pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 3.50% per year and will be convertible into the Company’s common stock at a conversion price of $34.80 per share upon the occurrence of certain events. The conversion price represents a 28% premium over the closing share price at the date of issuance. The Company filed a registration statement, which has become effective, to permit the public resale of the notes and the common stock issuable under the notes.

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

(16) Stock Options

In 1995, the Company adopted and received stockholders’ approval of the qualified 1995 Stock Option Plan (the Plan) pursuant to which the Company’s board of directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 9.75 million shares of authorized but unissued common stock. Stock options granted under the Plan have terms of ten years and vest over a range from December 1996 to December 2007. The Company has also issued the following grants of nonqualified stock options outside the Plan: (i) 180,000 granted to certain executive officers of the Company in December 1996, vesting over a three-year period and expiring ten years from the grant date, (ii) 11,250 granted to a former director of the Company in May 1997, vesting over five years and expiring ten years from the grant date, (iii) 15,000 granted to a nonemployee director of the Company in September 1998, vesting over five years and expiring ten years from the grant date, and (iv) 45,000 granted to two nonemployee directors of the Company in May 1999, vesting over five years and expiring ten years from the grant date. At December 31, 2003, there were 75,000 non-qualified stock options still outstanding outside the plan. All stock options are granted with an exercise price not less than the stock’s fair market value at the date of grant. At December 31, 2003, there were 1,392,348 shares available for grant under the Plan. Of the options outstanding at December 31, 2003 and 2002, 1,729,800 and 1,393,068, respectively, were exercisable with weighted average exercise prices of $7.48 and $6.37, respectively.

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

The estimated fair values of the Company’s financial instruments as of December 31 are as follows (dollars in thousands):

	2003
	Carrying value	Fair value
Financial assets:
Cash and cash equivalents	$269,540	269,540
Restricted cash	116,883	116,883
Mortgage loans receivable held for sale, net	3,422,211	3,535,353
Mortgage loans held for investment, net	4,745,937	4,924,441
Residual interests in securitizations	179,498	179,498
Interest rate cap contracts	3,521	3,521
Financial liabilities:
Warehouse and aggregation lines of credit	$3,311,837	3,311,837
Financing on mortgage loans held for investment	4,686,323	4,686,323
Convertible notes, net	204,858	278,972
Notes payable	18,977	18,977
Euro futures contracts	7,865	7,865

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

For the fiscal years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Funding Volume
Wholesale	$25,127,613	12,392,562	5,069,312
Retail	2,255,225	1,808,934	1,175,659

	$27,382,838	14,201,496	6,244,971

Mortgage Loans Held For Investment	$4,946,781	—	—
Segment Revenues:
Wholesale	$833,811	480,869	181,152
Retail	182,654	166,523	99,145
Mortgage loans held for investment	104,706	—	—
Servicing & other	35,382	28,225	48,018

Total segment revenues	$1,156,553	675,617	328,315

Segment Net Operating Income:
Wholesale	$455,614	267,043	89,182
Retail	20,816	42,044	8,131
Mortgage loans held for investment	41,752	—	—
Servicing & other	13,143	20,415	30,587

Total segment net operating income	$531,325	329,502	127,900

Segment Net Operating Income Reconciliation:
Total segment net operating income	$531,325	329,502	127,900
Net interest income on mortgage loans held for sale	143,832	71,742	8,579
Elimination of allocated gain on sale	(221,229)	(77,599)	(37,709)
Unallocated shared general and administrative expenses	(30,676)	(17,309)	(15,286)

Total consolidated income before taxes	$423,252	306,336	83,484

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

10.10	Limited Guaranty, dated as of April 1, 2000, by New Century Mortgage Corporation in favor of Salomon Brothers Realty Corp. and Salomon Smith Barney Inc.(19)

Exhibit number	Description of document

10.11	Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB and New Century Mortgage Corporation, dated February 28, 2001(5)

10.12	Fifth Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association dated May 23, 2001(7)

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

Exhibit number	Description of document

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

10.24	Waiver and Consent, dated May 13, 2002, under the Subordinated Loan Agreement between New Century Mortgage Corporation and U.S. Bank National Association dated as of April 28, 2000(12)

10.25	First Amendment to Lease, dated May 1, 2000, between The Irvine Company Corporation and New Century Financial Corporation(13)

Exhibit number	Description of document

10.26	Office Lease Agreement, dated April 23, 2002, between Koll Center Irvine Number Two, L.L.C. and New Century Mortgage Corporation(13)

10.27	Unit Purchase Agreement, dated as of May 24, 2002, among Gary Busacca, Marc Loewenthal, Jeffrey Lemieux, David Logsdon, eGarden, Inc., and New Century Mortgage Corporation(13)

10.28	Master Repurchase Agreement, dated as of May 30, 2002, between Salomon Brothers Realty and New Century Funding SB-1(13)

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

Exhibit number	Description of document

10.38	Second Amended and Restated Master Repurchase Agreement, dated as of June 23, 2003, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation(19)

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

(d)    Amendment No. 4 to the Second Amended and Restated Master Loan Purchase Agreement, dated February 12, 2004, among NC Capital Corporation, New Century Mortgage Corporation and CDC Mortgage Capital, Inc.(26)

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

(a) Amendment No. 1 to Master Repurchase Agreement, dated as of January 14, 2004, between Bear Stearns Mortgage Capital Corporation and NC Capital Corporation(26)

10.47	Guaranty, dated as of October 31, 2003, by New Century Financial Corporation in favor of Bear Stearns Mortgage Capital Corporation(22)

10.48	Mortgage Loan Purchase and Servicing Agreement, dated as of September 5, 2003, between Von Karman Funding, LLC and New Century Mortgage Corporation(22)

10.49	Security Agreement, dated as of September 5, 2003, between Von Karman Funding LLC and Deutsche Bank Trust Company Americas(22)

10.50	Guaranty, dated as of September 5, 2003, by New Century Financial Corporation in favor of Citibank, N.A.(22)

10.51	Confirmation, dated as of September 5, 2003, between Von Karman Funding LLC and Citibank, N.A.(22)

10.52	Schedule to the Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and Von Karman Funding LLC(22)

10.53	Confirmation for Swap Transaction under Existing 1992 Master Agreement, dated as of September 5, 2003, between NC Capital Corporation and Citibank, N.A.(22)

Exhibit number	Description of document

10.54	Schedule to the ISDA Master Agreement, dated as of September 5, 2003, between Citibank, N.A. and NC Capital Corporation(22)

10.55	Master Repurchase Agreement, dated as of December 2, 2003, between Bank of America, N.A. and NC Capital Corporation(24)

10.56	Guaranty Agreement, dated as of December 2, 2003, by New Century Financial Corporation and New Century Mortgage Corporation in favor of Bank of America, N.A.(24)

10.57	Amended and Restated Employment Agreement, dated as of January 1, 2004, between New Century Financial Corporation and Patrick H. Rank(26)*

10.58	Second Amended and Restated Master Loan and Security Agreement, dated as of January 30, 2004, among NC Capital Corporation, New Century Mortgage Corporation, Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.(26)

10.59	Second Amended and Restated Guaranty, dated as of January 30, 2004, by New Century Financial Corporation in favor of Morgan Stanley Bank and Morgan Stanley Mortgage Capital, Inc.(26)

10.60	Directors Deferred Compensation Plan(26)*

10.61	Form of Executive Officers’ Employment Agreement, dated as of January 1, 2004(26)*

21.1	List of Subsidiaries(26)

23.1	Consent of KPMG LLP

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from our Form S-1 Registration Statement (No. 333-25483) as filed with the Securities and Exchange Commission on June 23, 1997.
(2)	Incorporated by reference from our Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.
(5)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 on file with the Securities and Exchange Commission.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2001.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on July 27, 2001.
(8)	Incorporated by reference from our Form Report S-2/A as filed with the Securities and Exchange Commission on October 4, 2001.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 on file with the Securities and Exchange Commission.
(10)	Incorporated by reference from our Form Report 8-K as filed with the Securities and Exchange Commission on April 8, 2002.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2002.
(12)	Incorporated by reference from our Form Report 8-K as filed with the Securities and Exchange Commission on June 6, 2002.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.
(14)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2002.
(15)	Incorporated by reference from our Form Report 8-K as filed with the Securities and Exchange Commission on January 10, 2003.
(16)	Incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2002 on file with the Securities and Exchange Commission.
(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 15, 2003.
(18)	Incorporated by reference from our Form 8-K Report, as filed with the Securities and Exchange Commission on June 18, 2003.
(19)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003.
(20)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on September 12, 2003.
(21)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on October 10, 2003.
(22)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(23)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on December 11, 2003.
(24)	Incorporated by reference from our Form 8-K Report as filed with the Securities and Exchange Commission on December 22, 2003.
(25)	Incorporated by reference from our Form 8-K Report, as filed with the Securities and Exchange Commission on January 14, 2004.
(26)	Incorporated by reference from our Form 10-K for the fiscal year ended December 31, 2003 on file with the Securities and Exchange Commission.