Form 10-Q
period 2004-03-31
NEW CENTURY FINANCIAL CORP
filed 2004-05-10
CIK 1036075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

    YES  ☒    NO  ☐

As of April 30, 2004, the registrant had 33,889,672 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2004

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the assumptions and estimates underlying our projections of our residual asset value and cash flow, (ii) our projections of our residual asset value and cash flow, (iii) the estimates underlying our allowance for losses on mortgage loans held for investment, (iv) our allowance for repurchase losses, (v) the estimates underlying our allowance for repurchase losses, (vi) our goal of matching the timing of cash flows with the recognition of earnings on our loans, (vii) our goal to continue to add mortgage loans held for investment to our balance sheet to reduce the reliance on the origination and sale of loans for earnings and cash flows, (viii) our expectation that we will continue to grow our balance sheet, (ix) our goal of reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable, (x) our goal to generate primarily cash-based earnings rather than non-cash gain on sale revenue, (xi) our expectation that the recognition of income as interest payments are received on the mortgage loans held for investment underlying an on-balance sheet securitization will result in higher income recognition in future periods than would an off-balance sheet securitization, (xii) our beliefs regarding our critical accounting policies, (xiii) our belief that our allowance for losses on mortgage loans held for investment is adequate for known and inherent losses in the portfolio of mortgage loans that we hold for investment, (xiv) our estimates regarding tax rates and future taxable income, (xv) our belief that the receipt of a rating of RPS3 from Fitch Ratings will enable us to grow our servicing portfolio in the future, (xvi) our expectation that we will service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale, (xvii) our expectations regarding the renewal or non-renewal of certain of our credit facilities, (xviii) the expectation that we will continue to concentrate on maintaining our targeted liquidity levels, (xix) our plan to effectively manage the percentage of loans sold through whole loan sales versus on-balance sheet securitizations, giving consideration to whole loan prices, the amount of cash required to finance on-balance sheet securitizations and dividend requirements, (xx) our belief that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, (xxi) our beliefs regarding the timing of the re-pricing of our interest-sensitive assets and liabilities, (xxii) our beliefs with respect to our legal proceedings, (xxiii) our expectation that the application of SAB 105 will not have a material impact on our consolidated financial statements, (xxiv) our expectation that we will implement the REIT conversion, and (xxv) our expectation that, in connection with the REIT conversion, we will raise approximately $750 million of capital through a public offering of shares of New Century REIT common stock.

We caution that these statements are qualified by important factors that could cause our actual results to differ materially from expected results in the forward-looking statements. Such factors include, but are not limited to, (i) the condition of the U.S. economy and financial system, (ii) the interest rate environment, (iii) the condition of the markets for whole loans and mortgage-backed securities, (iv) the stability of residential property values, (v) our ability to continue to maintain low loan acquisition costs, (vi) the potential effect of new state or federal laws and regulations, (vii) the effect of increasing competition in our sector, (viii) our ability to accurately predict target levels of liquidity and capital, (ix) our ability to maintain adequate credit facilities to finance our business, (x) our ability to adequately hedge our residual assets and mortgage loans held for investment, (xi) the accuracy of our assumptions regarding our allowance for losses on mortgage loans held for investment, (xii) the accuracy of our assumptions regarding our allowance for repurchase losses and residual valuations, (xiii) the ability of our servicing platform to maintain high performance standards, (xiv) our ability to continue to designate our derivative financial instruments as accounting hedges under SFAS 133, as amended, (xv) the performance of our mortgage loans underlying our securitization transactions, (xvi) the initiation of a margin call under any of our credit facilities, (xvii) our ability to obtain stockholder approval of the agreement and plan of merger in connection with the REIT conversion, (xviii) the satisfaction or, where permitted, waiver of the conditions specified in the agreement and plan of merger, and (xix) our ability to comply with the requirements applicable to REITs. Additional information on these and other factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, and our other periodic filings with the Securities and Exchange Commission.

In addition, on April 5, 2004, our Board of Directors unanimously voted in favor of converting New Century Financial Corporation to a Real Estate Investment Trust (“REIT”), subject to a number of conditions, including Securities and Exchange Commission review and stockholder approval of the merger component of the REIT conversion. Our wholly-owned subsidiary, New Century REIT, Inc., has filed a registration statement on Form S-4 which includes a proxy statement/prospectus related to the proposed REIT conversion. Please refer to that registration statement for detailed risk factors related to the REIT conversion, as well as other matters, including the timing of the REIT conversion and our ability to satisfy the various other requirements for completing the REIT conversion. We assume no obligation to update the forward-looking statements contained in this Form 10-Q.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents (note 1)	$353,414	$269,540
Restricted cash (note 1)	208,323	116,883
Mortgage loans held for sale, net (notes 2 and 7)	2,956,936	3,422,211
Mortgage loans held for investment, net (notes 3 and 8)	5,999,277	4,745,937
Residual interests in securitizations (note 4)	170,925	179,498
Mortgage servicing assets (note 5)	1,648	1,900
Accrued interest receivable	30,917	35,824
Income taxes, net	9,458	52,377
Office property and equipment	34,938	32,258
Prepaid expenses and other assets (note 6)	39,348	36,901

TOTAL ASSETS	$9,805,184	$8,893,329

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit facilities (note 7)	$2,798,080	$3,311,837
Financing on mortgage loans held for investment, net (note 8)	5,991,753	4,686,323
Convertible notes, net	205,061	204,858
Notes payable	34,385	18,977
Accounts payable and accrued liabilities (note 11)	158,147	129,323

Total liabilities	9,187,426	8,351,318
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; no shares outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 33,701,209 shares at March 31, 2004 and 33,759,695 shares at December 31, 2003	337	338
Additional paid-in capital	46,462	52,988
Accumulated other comprehensive loss (note 11)	(13,994)	(1,742)
Retained earnings, restricted	597,243	509,998

	630,048	561,582
Treasury stock, 52,500 shares at March 31, 2004 and 377,500 shares at December 31, 2003, respectively, at cost	(1,990)	(14,163)
Deferred compensation costs	(10,300)	(5,408)

Total stockholders’ equity	617,758	542,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,805,184	$8,893,329

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Gain on sale of loans	$201,976	$125,802
Interest income (note 9)	148,348	46,148
Residual interest income (note 4)	4,780	6,565
Servicing and other income	5,896	2,473

Total revenues	361,000	180,988

Expenses:
Personnel	80,966	49,179
Interest (note 10)	55,964	17,552
General and administrative	33,499	24,082
Provision for loan losses on mortgage loans held for investment (note 3)	19,869	3,182
Advertising and promotion	9,898	6,187
Professional services	4,337	2,749

Total expenses	204,533	102,931

Earnings before income taxes	156,467	78,057
Income taxes	69,222	32,318

Net earnings	$87,245	$45,739

Basic earnings per share (note 12)	$2.64	$1.34

Diluted earnings per share (note 12)	$2.06	$1.23

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net earnings	$87,245	$45,739
Other comprehensive loss:
Unrealized loss on derivative instruments designated as hedges, net of tax of $8,872	(12,252)	—

Comprehensive earnings	$74,993	$45,739

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Dollars in thousands)

	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net earnings	$87,245	$45,739
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,813	3,930
Cash flows received from residual interests	14,795	31,955
Accretion of NIRs	(4,780)	(6,565)
Servicing gains	—	(7,777)
Fair value adjustment of residual securities	(1,442)	(1,606)
Provision for losses on mortgage loans held for investment	19,869	3,182
Provision for repurchase losses	1,357	1,179
Mortgage loans originated or acquired for sale	(6,898,797)	(4,201,354)
Mortgage loan sales, net	7,349,675	4,155,224
Principal payments on mortgage loans held for sale	37,314	19,606
Decrease in credit facilities on mortgage loans held for sale	(513,757)	(136,960)
Net change in other assets and liabilities	29,155	(4,528)

Net cash provided by (used in) operating activities	126,447	(97,975)

Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	—	(493,606)
Principal payments on mortgage loans held for investment	256,370	2,530
Purchase of office property and equipment	(5,715)	(3,965)
Sale of mortgage servicing rights	—	7,791

Net cash used in investing activities	250,655	(487,250)

Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	—	481,551
Repayments of financing on mortgage loans held for investment	(211,379)	(2,529)
Increase in credit facilities on mortgage loans held for investment	—	—
Proceeds from (net repayments of) notes payable	15,408	(2,131)
Change in restricted cash	(91,440)	(3,354)
Payment of dividends on common stock	(5,356)	(2,300)
Net proceeds from issuance of stock	(461)	2,240
Purchase of treasury stock	—	(16,814)

Net cash provided by financing activities	(293,228)	456,663

Net increase (decrease) in cash and cash equivalents	83,874	(128,562)
Cash and cash equivalents, beginning of period	269,540	176,669

Cash and cash equivalents, end of period	$353,414	$48,107

Supplemental cash flow disclosure:
Interest paid	$58,141	$18,229
Income taxes paid	17,430	21,119
Supplemental non-cash financing activity:
Restricted stock issued	$6,102	$4,887
Accrued dividends	—	2,339
Transfer of mortgage loans acquired for investment from mortgage loans held for sale	1,519,964	—

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004 and 2003

1.    Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts from prior year’s presentation have been reclassified to conform to the current year’s presentation.

Recent Accounting Developments

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (“SAB 105”). SAB 105 contains specific guidance that significantly limits opportunities for registrants to recognize an asset related to a commitment to originate a mortgage loan that will be held for sale prior to funding the loan, which differs from the current accounting guidance provided by Statement of Financial Accounting Standards No. 149 (“SFAS 149”). SFAS 149 requires that the entity that makes the mortgage loan commitment record the commitment on its balance sheet at fair value, but does not address how to measure the fair value of the loan commitment. SAB 105 requires that fair value measurement of loan commitments include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected cash flows related to the customer relationship or loan servicing. SAB 105 is effective for new loan commitments accounted for as derivatives entered into after March 31, 2004. SAB 105 permits registrants to continue to use previously applied accounting policies to commitments entered into on or before March 31, 2004. We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. We do not account for our interest rate quotes as derivatives. We do not expect that the application of SAB 105 will have a material impact on our consolidated financial statements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Restricted Cash

As of March 31, 2004, restricted cash includes $50.1 million in cash held in a margin account associated with our interest rate risk management activities, $134.9 million in cash held in custodial accounts associated

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

with our mortgage loans held for investment, and $23.3 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility. As of December 31, 2003, restricted cash included $31.5 million in cash held in a margin account associated with our interest rate risk management activities, $63.7 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $21.7 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility.

Mortgage Loans Held for Sale

Mortgage loans held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate basis.

Mortgage Loans Held for Investment

Mortgage loans held for investment represent loans securitized through transactions structured as financings. Mortgage loans held for investment are stated at amortized cost, including the outstanding principal balance, less the allowance for loan losses, plus net deferred origination costs. The financing related to these securitizations is included in our consolidated balance sheet as financing on mortgage loans held for investment.

During the first quarter of 2004, we reclassified approximately $1.5 billion in mortgage loans from mortgage loans held for sale to mortgage loans held for investment because these loans were identified and pooled prior to March 31, 2004, and subsequently securitized in a transaction structured as a financing in April 2004.

In connection with our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration each pool’s credit characteristics, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to our consolidated statement of earnings. Losses incurred on mortgage loans held for investment are charged to the allowance.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

We generally structure loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owner Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase these Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

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

The NIMS are generally structured as follows: First, we sell or contribute the Residuals to a SPE that has been established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). We sell the Residuals without recourse except that we provide representations and warranties to the Trust customary within the mortgage banking industry. One or more investors purchase the Bonds and Certificates, and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by us for the sale of the Residuals.

At closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the Residuals sold and add to our consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us.

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

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account. The specified credit enhancement levels are defined in our servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.40% to 4.44% for adjustable-rate securities and 2.30% to 5.19% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.95% at March 31, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.26 to 2.72 years for our adjustable-rate securities and 2.50 to 3.57 years for our fixed-rate securities.

During the three months ended March 31, 2004, the Residuals provided $14.8 million in cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the period ending March 31, 2004, we updated the models for actual performance and made some slight adjustments to the assumptions, resulting in a $1.4 million upward fair value adjustment for the quarter.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

Derivative Instruments Designated as Hedges

During the three months ended March 31, 2004 we accounted for certain Euro Dollar Futures contracts previously designated and documented as hedges pursuant to the requirements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Pursuant to FAS 133 these Euro Dollar Futures contracts have been designated as hedging the exposure to variability of cash flows from our mortgage loans held for investment attributable to interest rate risk. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to our employee stock options is recorded over the vesting period only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of March 31, 2004 and 2003, there were stock options outstanding for the purchase of 5,246,607 and 5,184,992 shares, respectively, of our common stock. The weighted average fair value of the stock options granted during the quarters ended March 31, 2004 and 2003 was $15.60 and $7.63, respectively. The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Basic net earnings:
As reported	$87,245	$45,739
Compensation expense, net of related tax effects	(1,164)	(785)

Pro forma	$86,081	$44,954

Diluted net earnings:
As reported	$88,477	$45,739
Compensation expense, net of related tax effects	(1,164)	(785)

Pro forma	$87,313	$44,954

Basic earnings per share:
As reported	$2.64	$1.34
Pro forma	2.60	1.31
Diluted earnings per share:
As reported	$2.06	$1.23
Pro forma	2.06	1.25
Basic weighted average shares outstanding:
As reported	33,057,266	34,252,500
Pro forma	33,057,266	34,252,500
Diluted weighted average shares outstanding
As reported	42,971,032	37,242,000
Pro forma	42,365,479	36,059,142

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

2.    Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or market at March 31, 2004 and December 31, 2003, follows (dollars in thousands):

	March 31, 2004	December 31, 2003
First trust deeds	$2,739,596	$3,307,749
Second trust deeds	188,373	75,517
Net deferred origination costs	28,967	38,945

	$2,956,936	$3,422,211

3.    Mortgage Loans Held for Investment

The components of mortgage loans held for investment at March 31, 2004 and December 31, 2003 were as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Unpaid principal balance of mortgage loans	$5,989,462	$4,727,504
Allowance for loan losses	(45,596)	(26,251)
Net deferred origination costs	55,411	44,684

	$5,999,277	$4,745,937

The balance of mortgage loans held for investment includes $1.5 billion of loans which were reclassified from mortgage loans held for sale in March 2004 and subsequently securitized in April 2004.

At March 31, 2004, we had mortgage loans held for investment of approximately $48.6 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $1.7 million for the three months ended March 31, 2004.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Beginning balance	$26,251	$—
Additions	19,869	3,182
Charge-offs	(524)	—

Ending balance	$45,596	$3,182

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

4.     Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003
Over-collateralization account	$166,966	$169,905
Net interest receivable (NIR)	3,959	9,593

	$170,925	$179,498

The following table summarizes activity in the OC Accounts for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$169,905	$185,658
Additional deposits to OC Accounts	193	4,140
Release of cash from OC Accounts	(3,132)	(14,850)

Balance, end of period	$166,966	$174,948

The following table summarizes activity in the NIR accounts for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$9,593	$61,306
Cash received from NIRs	(11,856)	(21,245)
Accretion of NIRs	4,780	6,565
Fair value adjustment	1,442	1,606

Balance, end of period	$3,959	$48,232

5.    Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$1,900	$10,271
Additions	—	7,777
Sales of servicing rights	—	(7,791)
Amortization	(252)	(82)

Balance, end of period	$1,648	$10,175

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

We record mortgage servicing assets when we sell loans on a servicing retained basis and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

The addition of $7.8 million during the first quarter of 2003 represents the value of servicing rights held temporarily for loans sold in those periods, pending the sale of those servicing rights to third parties in subsequent periods. We did not sell loans on a permanent servicing-retained basis in the first quarter of 2004 or 2003.

However, we did retain the right to service the loans totaling $6.0 billion underlying our portfolio of mortgage loans held for investment. In accordance with generally accepted accounting principles, we do not record mortgage servicing assets for loans sold through securitizations structured as financings.

6.    Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of March 31, 2004, we had goodwill of $12.7 million. No impairment existed at March 31, 2004.

7.    Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003
A $570 million master repurchase agreement among New Century Mortgage Corporation, a wholly-owned subsidiary of New Century Financial Corporation, NC Capital Corporation, a wholly-owned subsidiary of New Century Mortgage, and CDC Mortgage Capital Inc. expiring in June 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was temporarily increased to $700 million for the period April 20, 2004 through May 16, 2004	$453,474	$430,118

A $1.5 billion master loan and security agreement among New Century Mortgage, NC Capital and Morgan Stanley Mortgage Capital Inc. expiring in December 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	345,383	284,643

A $50 million master loan and security agreement among New Century Mortgage, NC Capital, Citigroup Global Markets Realty Corp., successor to and Salomon Brothers Realty Corp., expiring in December 2004, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR	17,995	6,789

A $650 million repurchase agreement between NC Capital and Citigroup Global Markets, successor to Salomon Brothers, expiring in June 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	318,836	468,809

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

	March 31, 2004	December 31, 2003

A $750 million master repurchase agreement between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage, and Bank of America, N.A. expiring in May 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was temporarily increased to $2.0 billion until the closing of our April 2004 securitization transaction	$1,225,231	$697,201

A $1.0 billion note purchase and security agreement between New Century Funding I, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage and UBS Warburg Real Estate Securities Inc., $750 million of which is committed and $250 million of which is uncommitted, expiring in May 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	905,972	994,815

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets, successor to Salomon Brothers, expiring in June 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	—	—

A $2.0 billion asset-backed commercial paper facility agreement for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR	669,791	409,120

A $100 million master loan and security agreement between New Century Mortgage and Greenwich Capital Financial Products, Inc. expiring in September 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	49,030	20,342

An $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in October 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR	332,372	—

	4,318,044	3,311,837

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	(1,519,964)	—

	$2,798,080	$3,311,837

The various credit facilities contain certain restrictive financial and other covenants that require us to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. To our knowledge, at March 31, 2004, we were in compliance with these covenants.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

8.    Financing on Mortgage Loans Held for Investment

When we sell loans through securitizations structured as financings, the related bonds are added to our balance sheet. As of March 31, 2004 and December 31, 2003, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Securitized bonds	$4,477,777	$4,688,921
Short-term financing on retained bond	4,665	4,665
2003-NC5 NIM bond	27,424	33,969
Debt issuance costs	(38,077)	(41,232)
Credit facility amounts reclassified from warehouse credit facilities	1,519,964	—

Total financing on mortgage loans held for investment	$5,991,753	$4,686,323

9.    Interest Income

The following table presents the components of interest income for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Interest on mortgage loans held for sale	$68,992	$39,872
Interest on mortgage loans held for investment	79,337	6,264
Other interest income	19	12

	$148,348	$46,148

10.    Interest Expense

The following table presents the components of interest expense for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Interest on credit facilities and other short-term borrowings	$20,619	$15,504
Interest on financing on mortgage loans held for investment	32,960	1,729
Interest on convertible notes	2,124	—
Other interest expense	261	319

	$55,964	$17,552

11.    Hedging Activities

In connection with our strategy to mitigate interest rate risk on our residual assets, mortgage loans held for sale and mortgage loans held for investment, we use derivative financial instruments such as Euro Dollar Futures

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

contracts. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments. In accordance with Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”)”, as amended and interpreted, the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

During 2003, we began using hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge our financing on mortgage loans held for investment. We designate certain derivative financial instruments, Euro Dollar Futures contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented. For derivative financial instruments designated as hedge instruments, we evaluate the effectiveness of these hedges against the interest payments related to our financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark interest rate, in our case LIBOR, of the interest payments related to our financing on mortgage loans held for investment (variable rate debt) being hedged, we use derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. The ineffective portion of these hedges was approximately $300,000 for the first quarter of 2004. There were no derivatives designated as hedges during the first quarter of 2003.

We document the relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific liabilities on the consolidated balance sheet. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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

As of March 31, 2004, we had open Euro Dollar Futures contracts that are designated as hedging the variability in expected cash flows from the variable rate debt related to our financing on mortgage loans held for investment. The fair value of these contracts was a $25.0 million liability and is included in accounts payable and accrued liabilities.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

The change in the fair value of Euro Dollar Futures contracts, not designated and documented as hedges, used to mitigate interest rate risk in our residual assets and mortgage loans held for investment is recorded through earnings each period, and is included as a component of gain on sale. For the three months ended March 31, 2004 and 2003, we recognized a loss of $2.1 million and $400,000, respectively, related to the change in fair value of these contracts. The fair value of these contracts was a $3.4 million liability and a $3.6 million liability, respectively, at March 31, 2004 and 2003, and is included in accounts payable and accrued liabilities.

Certain of our on-balance sheet securitizations are subject to interest rate cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the three months ended March 31, 2004, we recognized interest expense of $2.1 million related to the change in fair value of these cap contracts. The fair value of these cap contracts was $1.4 million at March 31, 2004, and is included in other assets. Interest rate cap contracts were immaterial at March 31, 2003.

12.    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Basic:
Net earnings available to common stockholders	$87,245	$45,739

Weighted average common shares outstanding	33,057	34,253

Earnings per share	$2.64	$1.34

Diluted:
Net earnings	$87,245	$45,739
Add: Interest and amortization of debt issuance costs on convertible notes, net of tax	1,232	—

Diluted net earnings	$88,477	$45,739

Weighted average number of common shares outstanding	33,057	34,253
Dilutive effect of convertible notes, stock options and warrants	9,914	2,989

	42,971	37,242

Earnings per share	$2.06	$1.23

For the three months ended March 31, 2004, we have included the effect of approximately 6.0 million shares of our common stock related to our convertible notes in our computation of diluted earnings per share. These shares are included because a conversion trigger event has occurred. The closing price of our common stock exceeded $38.28 for more than 20 of the last 30 trading days during the three months ended March 31, 2004 and, therefore, the notes are now convertible. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible notes, net of the applicable income tax effect, and the 6.0 million shares of our common stock into which the convertible notes may be converted are included in diluted shares outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

For the three months ended March 31, 2004, options to purchase 30,000 shares of our common stock and a warrant for 6.0 million shares of our common stock whose exercise price exceeded the average market price of the shares of our common stock are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended March 31, 2003, options to purchase 41,250 shares of our common stock are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

13.    Segment Reporting

The operating segments reported below are the segments for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies.

Segment revenues and operating income amounts are evaluated and include the estimated fair value of mortgage loans originated assuming they were sold, servicing and other income, and net interest income from our on-balance sheet securitizations. Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The unallocated gain represents the difference between the segment’s fair value of mortgage loans originated as if they were sold and the actual gain recorded on loans sold by us.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2004 and 2003

Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included below (dollars in thousands):

	Three Months ended March 31,
	2004	2003
Funding Volume
Wholesale	$7,695,006	4,237,188
Retail	741,350	452,283

	$8,436,356	4,689,471

Additions to Mortgage Loans Held for Investment	$1,519,964	493,605

Segment Revenues:
Wholesale	$244,920	142,506
Retail	46,219	36,746
Mortgage loans held for investment	79,337	6,264
Servicing & other	9,907	8,750

Total segment revenues	$380,383	194,266

Segment Net Operating Income:
Wholesale	$124,189	67,329
Retail	6,701	5,459
Mortgage loans held for investment	26,508	1,353
Servicing & other	3,516	3,849

Total segment net operating income	$160,914	77,990

Segment Net Operating Income Reconciliation:
Total segment net operating income	$160,914	77,990
Net interest income on mortgage loans held for sale not allocated	46,007	24,061
Elimination of allocated gain on sale	(37,564)	(20,058)
Unallocated shared general and administrative expenses	(12,890)	(3,936)

Total consolidated income before taxes	$156,467	78,057

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. As such, a reading of the Annual Report on Form 10-K is necessary to an informed understanding of the following discussions.

On April 5, 2004, our Board of Directors unanimously voted in favor of converting New Century Financial Corporation to a REIT, subject to a number of conditions, including Securities and Exchange Commission review and stockholder approval of the merger component of the REIT conversion. Because of the impact of taxes, distributions and the change in business focus following the merger and the REIT conversion, our historical results of operations may not be comparable to the results of our operations following the REIT conversion.

The Company

We are one of the nation’s largest mortgage finance companies, providing first and second mortgage products to borrowers nationwide through our subsidiaries. We were incorporated in Delaware in November 1995 and commenced lending operations in February 1996. We offer mortgage products designed for borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. In connection with our loan origination business, we originate and purchase loans on the basis of the borrower’s perceived ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property (as measured by the borrower’s LTV). We have been originating and purchasing these types of loans since 1996 and we have created a proprietary automated credit grading and pricing methodology that we believe, as evidenced by our historical loan performance, gives us the ability to more effectively evaluate credit risk and more efficiently price our products.

Our borrowers generally have considerable equity in the property securing the loan (as evidenced by the average LTV of loans we originated in 2003 of 82.1%), but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through wholesale and retail channels. Wholesale loans are originated or purchased from independent mortgage brokers by the Wholesale Division of one of our wholly-owned subsidiaries, New Century Mortgage Corporation (“New Century Mortgage”). We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage’s network of branch offices and its centralized telemarketing unit. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We may structure securitizations as sales (off-balance sheet securitizations) or financings (on-balance sheet securitizations). Under the on-balance sheet securitization structure, we do not recognize a gain on sale at the time of the transaction, but rather recognize net interest income as payments are received on the underlying loans.

Overview

Our origination business relies on our ability to originate and purchase mortgage loans at a reasonable cost and to sell a portion of those loans in the secondary mortgage market at prices that result in an attractive operating margin. We measure our operating margin as the sum of the price we receive for our loans, plus the net interest we earn for the period of time we hold the loans, less the cost to originate the loans. For the past several years we have executed a secondary marketing strategy that included a combination of both whole loan sales and securitizations of our loans.

Loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated, are also influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

Historically, we structured our securitizations as sales for financial reporting purposes, and the gain on sale from loans sold through securitization was a significant percentage of our revenues. During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our financing facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. Consequently, during 2003 we structured our securitizations as financings rather than sales. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003, we sold roughly 80% of our loans through whole loan sales, providing the cash and capital to support the 20% we added to our balance sheet. Our goal is to continue to add mortgage loans to our balance sheet in order to reduce the reliance on the origination and sale of loans for earnings and cash flows.

While we expect to continue to grow our balance sheet, a significant portion of our net income will still come from our origination franchise. The principal metric we use to measure the value of the origination franchise is the operating margin described above, which has three components: (i) gain on sale of loans; (ii) net interest income; and (iii) loan origination or acquisition costs.

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

Net Interest Income on Mortgage Loans Held for Sale

We typically hold our mortgage loans held for sale for a period of 30 to 45 days before they are sold in the secondary market. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2003, the difference between these interest rates was typically in excess of 5%. During periods when the yield curve is not as steep, the difference between these rates may drop to between 3% and 4%. We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Loan Origination or Acquisition Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to brokers or correspondents, net of fees we receive from borrowers, plus our operating expenses associated with the origination business. We typically refer to this as our loan acquisition costs. For the past few years, our loan acquisition costs have steadily decreased as a result of growth and technology initiatives. We continue to focus on reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable.

Loan Originations and Purchases

As of March 31, 2004, our Wholesale and Retail Divisions operated through 20 regional operating centers. The Wholesale Division originated or purchased $7.7 billion in loans during the three months ended March 31, 2004. As of March 31, 2004, our Retail Division originated loans through 70 sales offices, including our centralized telemarketing unit. Our Retail Division originated or purchased $741.4 million in loans during the three months ended March 31, 2004.

Loan Sales and Securitizations

One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and historically, off-balance sheet securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In an off-balance sheet securitization transaction structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin transaction, or NIM, concurrent with or shortly after an off-balance sheet securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

Since the first quarter of 2003, we have structured our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Premium whole loan sales	$7,309,153	$4,107,742
Discounted whole loan sales	40,522	47,482

Total sales	7,349,675	4,155,224
On-balance sheet securitizations	—	493,605

Total secondary market transactions	$7,349,675	$4,648,829

On-Balance Sheet Securitizations

There were no transactions structured as on-balance sheet securitizations for accounting purposes under SFAS No. 140 completed during the three months ended March 31, 2004. However, on April 21, 2004 we completed our sixth on-balance sheet transaction, backed by approximately $1.5 billion of fixed- and adjustable-rate mortgage loans. Because these mortgage loans were identified and pooled prior to March 31, 2004, they have been included in mortgage loans held for investment, net, in our balance sheet and related disclosures. The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Also, this on-balance sheet securitization structure is consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would an off-balance sheet securitization. During the three months ended March 31, 2003, we completed one $494 million on-balance sheet securitization.

Off-Balance Sheet Securitizations

During the three months ended March 31, 2004, and 2003, we did not complete any off-balance sheet securitization transactions.

Discounted Loan Sales

The following table illustrates the composition of discounted loan sales for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2004		2003
	Principal	Discount	Principal	Discount
Repurchases from whole loan investors and other discounted sales	$40,522	(7.6)%	$44,725	(12.3)%
Elective pool repurchases	—	—	2,757	(63.5)%

Total discounted sales	$40,522	(7.6)%	$47,482	(15.3)%

For the quarter ended March 31, 2004, we sold $40.5 million in loans that had been repurchased from or rejected by whole loan investors, compared to $44.7 million in loans for the same period in 2003. Discounted sales as a percentage of whole loans sales declined to 0.6% for the quarter ended March 31, 2004 from 1.1% for the quarter ended March 31, 2003, as a result of lower repurchase rates in 2004. The total discount rate of 7.6% for the three months ended March 31, 2004 was a decline of 50.3%, compared to total discount rate of 15.3% for the three months ended March 31, 2003. The severity of loss decreased primarily as a result of a stronger and more active secondary market for these types of loans in 2004.

There were no sales of loans repurchased from securitized pools during the first quarter of 2004, compared to $2.8 million in 2003. Such sales in 2003 resulted from loan repurchases in 2002, which were designed to manage triggers that disrupt cash flows to us as the residual holder.

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

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration each pool’s credit characteristics, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to our consolidated statement of operations. Losses incurred on mortgage loans held for investment are charged to the allowance.

Residual Interests in Securitizations

Residual interests in securitizations are recorded as a result of the sale of loans through securitizations that we structure as sales rather than financings, referred to as “off-balance sheet securitizations.” We may also sell residual interests in securitizations through what are sometimes referred to as net interest margin securities, or NIMS.

We generally structure loan securitizations as follows: First, we sell a portfolio of mortgage loans to a special purpose entity, or SPE, that has been established for the limited purpose of buying and reselling mortgage loans. The SPE then transfers the same mortgage loans to a Real Estate Mortgage Investment Conduit or Owner Trust (the “REMIC” or “Trust”), which is a qualifying special purpose entity (“QSPE”) as defined under Statement of Financial Accounting Standards No. 140 (“SFAS 140”). The Trust, in turn, issues interest-bearing asset-backed securities (the “Certificates”) generally in an amount equal to the aggregate principal balance of the mortgage loans. The Certificates are typically sold at face value and without recourse except that we provide representations and warranties customary to the mortgage banking industry to the Trust. One or more investors purchase the Certificates for cash. The Trust uses the cash proceeds to pay us the cash portion of the purchase price for the mortgage loans. The Trust also issues a certificate to us representing a residual interest in the payments on the securitized loans. In addition, we may provide a credit enhancement for the benefit of the investors in the form of additional collateral (“Over-collateralization Account” or “OC Account”) held by the Trust. The servicing agreements typically require that the OC Account be maintained at certain levels.

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

The NIMS are generally structured as follows: First, we sell or contribute the Residuals to a SPE that has been established for the limited purpose of receiving and selling asset-backed residual interests-in-securitization certificates. Next, the SPE transfers the Residuals to the Trust and the Trust, which is a QSPE as defined under SFAS 140, in turn issues interest-bearing asset-backed securities (the “Bonds and Certificates”). We sell the Residuals without recourse except that we provide representations and warranties to the Trust customary within the mortgage banking industry. One or more investors purchase the Bonds and Certificates, and the proceeds from the sale of the Bonds and Certificates, along with a residual interest certificate that is subordinate to the Bonds and Certificates, represent the consideration received by us for the sale of the Residuals.

At closing of each NIMS transaction, we remove from our consolidated balance sheet the carrying value of the Residuals sold and add to our consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Residuals retained, which consists of the NIR. The excess of the cash received and assets retained over the carrying value of the Residuals sold, less transaction costs, equals the net gain or loss on the sale of Residuals recorded by us.

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

We are entitled to the cash flows from the Residuals that represent collections on the mortgage loans in excess of the amounts required to pay the Certificates’ principal and interest, the servicing fees and certain other fees, such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the mortgage loans are allocated first to the base servicing fees and certain other fees, such as trustee and custodial fees, for the period, then to the Certificate holders for interest at the pass-through rate on the Certificates plus principal as defined in the servicing agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the OC Account. If the cash collected during the period exceeds the amount necessary for the above allocation, and there is no shortfall in the related OC Account, the excess is released to us. If the OC Account balance is not at the required credit enhancement level, the excess cash collected is retained in the OC Account until the specified level is achieved. We are restricted from using the cash and collateral in the OC Account. Pursuant to certain servicing agreements, we may use cash held in the OC Account to make accelerated principal paydowns on the Certificates to create additional excess collateral in the OC Account. The specified credit enhancement levels are defined in our servicing agreements as the OC Account balance expressed generally as a percentage of the current collateral principal balance. For NIMS transactions, we receive cash flows once the holders of the Bonds and Certificates created in the NIMS transaction are fully paid.

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.40% to 4.44% for adjustable-rate securities and 2.30% to 5.19% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.95% at March 31, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.26 to 2.72 years for our adjustable-rate securities and 2.50 to 3.57 years for our fixed-rate securities.

During the three months ended March 31, 2004, the Residuals provided $14.8 million in cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the period ending March 31, 2004, we updated the models for actual performance and made some slight adjustments to the assumptions, resulting in a $1.4 million upward fair value adjustment for the quarter.

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

Income Taxes

New Century Financial and its subsidiaries file a consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. As and when taxing authorities review our tax filings, differences may arise. The impact of such reviews will be recorded when probable and estimable.

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

Derivative Instruments Designated as Hedges

During the three months ended March 31, 2004, we accounted for certain Euro Dollar Futures contracts previously designated and documented as hedges pursuant to the requirements of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). Pursuant to FAS 133 these Euro Dollar Futures contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues:
Gain on sale of loans	56.0%	69.5%
Interest income	41.1	25.5
Residual interest income	1.3	3.6
Servicing income	1.6	1.4

Total revenues	100.0	100.0
Total expenses	56.6	56.9

Earnings before income taxes	43.4	43.1
Income taxes	19.2	17.8

Net earnings	24.2%	25.3%

As our portfolio of on-balance sheet securitizations increases, a greater percentage of our revenues is derived from interest income.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Originations and Purchases

We originated and purchased $8.4 billion in loans for the three months ended March 31, 2004, compared to $4.7 billion for the three months ended March 31, 2003. Wholesale loan originations and purchases were $7.7 billion, representing 91.2% of total originations and purchases for the three months ended March 31, 2004. Retail loan originations and purchases were $741.4 million, representing 8.8% of total originations and purchases for the three months ended March 31, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $4.2 billion and $452.3 million, respectively, representing 90.4% and 9.6% of total originations and purchases for that period. The increase in originations in 2004 is a result of our continued expansion efforts and the maturing of operating centers opened during 2003.

Loan Sales and Mortgage Loans Held for Investment

Whole loan sales increased to $7.3 billion for the three months ended March 31, 2004, from $4.2 billion for the corresponding period in 2003, an increase of 73.8%. This increase is the result of higher production volume. In addition, we added approximately $1.5 billion to our portfolio of mortgage loans held for investment during the first three months of 2004, compared to the addition of $494 million in mortgage loans held for investment in 2003.

Revenues

Total revenues for the three months ended March 31, 2004, increased by 99.5% to $361.0 million, from $181.0 million for the same period a year ago. This increase was primarily due to a 60.6% increase in gain on sale of loans, a 221.5% increase in interest income and a 138.4% increase in servicing income, partially offset by a 27.2% decrease in residual interest income.

Gain on Sale

Gain on sale of loans increased to $202.0 million, a 60.6% increase for the three months ended March 31, 2004, compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $7.3 billion in 2004 from $4.2 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in the net execution to 3.82% in 2004 from 4.08% in 2003. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended March 31,
	2004	2003
Cash gain from loan sale transactions	$279,980	$149,167
Non-cash gain from servicing asset	—	7,777
Cash gain on sale of servicing rights	—	11,190
Provision for repurchase losses	(1,357)	(1,179)
Fair value adjustment of residual securities	1,442	1,606
Non-refundable loan fees (1)	43,422	27,924
Premiums paid (2)	(67,779)	(34,847)
Origination costs	(51,600)	(35,400)
Hedging losses	(2,132)	(436)

Gain on sale of loans	$201,976	$125,802

(1)	Non-refundable loan fees represent points and fees collected from borrowers.
(2)	Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 221.5% to $148.3 million for the three months ended March 31, 2004, compared to $46.1 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for sale and mortgage loans held for investment. Interest income on mortgage loans held for sale increased 73.0% to $69.0 million for the three months ended March 31, 2004 versus $39.9 million for the three months ended March 31, 2003, due to higher average outstanding balances of unsold inventory, which resulted from higher production volume during the three months ended March 31, 2004. Interest income from mortgage loans held for investment from our on-balance sheet portfolio was $79.3 million versus $6.3 million, due to an increase in average balance to approximately $4.6 billion for the three months ended March 31, 2004 versus approximately $370 million for the three months ended March 31, 2003.

Residual Interest Income

Residual interest income decreased 27.2% to $4.8 million for the three months ended March 31, 2004, compared to $6.6 million for the corresponding period in 2003, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $5.9 million for the three months ended March 31, 2004, from $2.5 million for the three months ended March 31, 2003. This increase was due to a larger mortgage loan servicing portfolio during the three months ending March 31, 2004. The total portfolio of loans serviced by us was $12.9 billion on March 31, 2004, consisting of $6.0 billion of mortgage loans held for investment, $3.0 billion of mortgage loans held for sale, $299 million of loans sold servicing retained, and $3.6 billion of loans serviced for others on an interim basis pending transfer to investors. As of March 31, 2003, the total portfolio of loans serviced by us was $4.1 billion, consisting of $1.9 billion of mortgage loans held for sale, $512 million of loans sold servicing retained, $1.2 billion of loans serviced for others on an interim basis pending transfer to investors, and $490 million in loans held for investment. The primary source of our servicing income is the portfolio of loans sold servicing retained, as well as the loans serviced on an interim basis pending transfer to investors. In April 2004, we received a rating of RPS3 from Fitch Ratings, which we believe will enable us to grow our servicing portfolio in the future. We expect to service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale.

Expenses

Expenses increased 98.7% to $204.5 million for the three months ended March 31, 2004, compared to $102.9 million for the same period in 2003, due primarily to increases in personnel expenses, provision for losses on mortgage loans held for investment, and interest expense. Personnel expenses increased to $81.0 million for the three months ended March 31, 2004, from $49.2 million for the same period in 2003, an increase of 64.6%, as a result of increased staffing to accommodate higher loan origination and purchase volume. Total staffing was 4,016 on March 31, 2004, compared to 2,703 on March 31, 2003, an increase of 48.6%. Provision for losses on mortgage loans held for investment increased to $19.9 million for the three months ended March 31, 2004, from $3.2 million for the same period in 2003, due to the increase in the portfolio of mortgage loans held for investment and related allowance for loan losses. Mortgage loans held for investment grew from $491 million at March 31, 2003 to $6.0 billion at March 31, 2004. Interest expense increased to $56.0 million for the three months ended March 31, 2004, from $17.6 million for the same period in 2003, primarily due to an increase in average outstanding balances on credit facilities due to higher production volume, as well as interest expense on the increased financing of securitized mortgage loans.

Income Taxes

Income taxes increased to $69.2 million for the three months ended March 31, 2004, from $32.3 million for the comparable period in 2003. This increase was due to a $78.4 million increase in pretax income resulting from higher production volume, an increase in the effective tax rate from 41.4% in 2003 to 44.2% in 2004, reflecting an additional provision of $3.5 million related to the reversal of the 2002 California tax benefit from NC Residual II Corporation, our existing real estate investment trust, which holds our residual interests and certain mortgage loans held for investment. This reversal resulted from recent tax law interpretations by the California Franchise Tax Board.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale. The amount of credit we seek to have available is based on our expectation of future origination volume.

We have credit facilities with Bank of America, Bear Stearns, CDC Mortgage Capital, Citigroup Global Markets (formerly Salomon Brothers), Greenwich Capital Financial Products, Morgan Stanley, and UBS Residential Funding and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity and net worth, restrict indebtedness and investments and require compliance with applicable laws. If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed Commercial Paper Facility.    In September 2003, we established a $2 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of March 31, 2004, the balance outstanding under the facility was $669.8 million.

Bank of America Line of Credit.    We have a $750 million credit facility with Bank of America that allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. This facility was temporarily increased to $2.0 billion until the closing of our April 2004 securitization transaction. The facility expires in May 2004 and bears interest based on a margin over the one- month LIBOR. As of March 31, 2004, the balance outstanding under the facility was $1.2 billion. We expect to renew this line prior to its expiration in May 2004.

Bear Stearns Line of Credit.    We have an $800 million line of credit with Bear Stearns Mortgage Capital, $400 million of which is committed and $400 million of which is uncommitted. The facility expires in October 2004 and bears interest based on a margin over one-month LIBOR. As of March 31, 2004, the balance outstanding under this facility was $332.4 million.

CDC Line of Credit.    We have a repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to nine months pending their sale or securitization. The facility expires in June 2004 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2004, the maximum credit available under this facility was $570 million and the balance outstanding under this facility was $453.5 million. On April 30, 2004, we entered into an amendment to this facility that temporarily increases the maximum credit available from $570 million to $700 million until May 16, 2004. We expect to renew this line prior to its expiration in June 2004.

Citigroup Warehouse Line of Credit.    As of March 31, 2004, we had a $150 million wet funding facility with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. This facility expires in June 2004. As of March 31, 2004, the outstanding balance under the facility was zero. We do not expect to renew this facility when it expires.

Citigroup Aggregation Line of Credit.    As of March 31, 2004, we had a $650 million aggregation facility with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. This facility expires in June 2004. The total amount outstanding among this and our other two Citigroup credit facilities may not exceed $800 million. As of March 31, 2004, the outstanding balance under this facility was $318.8 million. We do not expect to renew this facility when it expires.

Citigroup Line of Credit for Delinquent and Problem Loans.    We also have a Master Loan and Security Agreement with Citigroup Global Markets (formerly Salomon Brothers) that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2004 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2004, the maximum credit available under this facility was $50 million and the balance outstanding under this facility was $18.0 million. In May 2004, we entered into an amendment to this facility that increased the maximum credit available from $50 million to $75 million.

Greenwich Capital Line of Credit.    We have a $100 million credit facility with Greenwich Capital Financial Products. The agreement allows for both funding of commercial loan originations and aggregation of commercial real estate loans for up to six months pending their sale or securitization. The facility expires in June 2004 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2004, the balance outstanding under this facility was $49.0 million.

Morgan Stanley Line of Credit.    We also have a $1.5 billion aggregation facility with Morgan Stanley Mortgage Capital Inc. This facility expires in December 2004 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2004, the balance outstanding under this facility was $345.4 million.

UBS Warburg Real Estate Securities, Inc. Line of Credit.    We have a $1.0 billion note purchase and security agreement with UBS Warburg Real Estate Securities, Inc., $750 million of which is committed and $250 million of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in May 2004 and bears interest based on a margin over the one-month LIBOR. As of March 31, 2004, the balance outstanding under this facility was $906.0 million. We expect to renew this line of credit on or before its expiration.

As a result of our anticipated REIT conversion, we will need the consent of the various lenders discussed above in order for New Century REIT and/or one of its qualified REIT subsidiaries to succeed to our current rights. In the event that such consents cannot be obtained, or can only be obtained on terms unfavorable to us, we will need to secure replacements for such credit facilities, the availability of which on favorable terms cannot be assured. We may also obtain new credit facilities to finance our origination and purchase of mortgage loans. A further discussion of the REIT conversion appears below.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of March 31, 2004, the balance outstanding under these borrowing arrangements was $34.4 million.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of March 31, 2004, the balance outstanding under this facility was $1.2 million. This facility expires in August 2004.

On-Balance Sheet Securitizations

Prior to 2003, in our securitization transactions we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrent with our securitizations. During the three months ended March 31, 2003, we completed one on-balance sheet securitization, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. Without a concurrent NIMS transaction, on-balance sheet securitizations generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio will begin to reduce this cash flow. There was no on-balance sheet transaction executed during the three months ended March 31, 2004. For the three months ending March 31, 2003, the initial cash investment for on-balance sheet securitizations was $17.7 million. For the three months ending March 31, 2004 and 2003, we received $53.4 million and $4.5 million, respectively, in cash flows from these securitizations.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there are $1.4 billion in loans owned by off-balance sheet trusts. The Trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the Trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of March 31, 2004, in connection with our strategy to mitigate interest rate risk in our residual assets and our mortgage loans held for investment, we had approximately $21.1 billion notional amount of Euro Dollar Futures contracts outstanding, expiring between June 2004 and December 2007.

Contractual Obligations

The following table summarizes our material contractual obligations as of March 31, 2004 (dollars in thousands):

		Payment Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Notes payable	$34,385	14,071	12,086	8,228	—
Operating leases	$68,501	22,755	40,502	4,727	517

Cash Flow

For the three months ended March 31, 2004, our cash flow provided by operations was $126.4 million, compared to cash used of $98.0 million for the same period in 2003. This increase was due primarily to (i) $41.5 million higher net income and (ii) a lower utilization of the borrowing capacity of $154.8 million for the three months ended March 31, 2003.

For the three months ended March 31, 2004, our cash flow provided by investing activities was $250.7 million compared to cash used of $487.3 million for the same period in 2003. This increase in cash flow is because we used $493.6 million of cash to acquire mortgage loans for investment for the three months ended March 31, 2003, compared to zero in 2004, and because we received $256.4 million in payments on our mortgage loans held for investment for the three months ended March 31, 2004, compared to $2.5 million for the same period in 2003.

For the three months ended March 31, 2004, cash used in financing activities was $293.2 million compared to cash flow provided by financing activities of $456.7 million for the three months ended March 31, 2003. This decrease is due mainly to: (i) net financing on mortgage loans held for investment of $481.6 million in 2003, (ii) higher repayments of securitization financing on mortgage loans held for investment of $208.9 million in 2004, and (iii) an increase in restricted cash of $88.1 million in 2004. The decrease is partially offset by proceeds from fixed asset financing of $17.8 million in 2004 and no stock repurchases in 2004 compared to $16.8 million in 2003.

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

We intend to continue to concentrate on maintaining our targeted liquidity levels. Our principal strategy is to effectively manage the percentage of loans sold through whole loan sales versus on-balance sheet securitizations, giving consideration to whole loan prices, the amount of cash required to finance on-balance sheet securitizations and dividend requirements. There can be no assurance that we will be able to achieve this goal and operate on a cash flow-neutral or cash flow-positive basis.

Subject to the various uncertainties described above, and assuming that we will be able to successfully execute our liquidity strategy, we anticipate that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future.

Conversion to a Real Estate Investment Trust and Related Public Offering

On April 5, 2004, our Board of Directors unanimously voted in favor of converting New Century Financial Corporation to a REIT, subject to a number of conditions, including Securities and Exchange Commission review and stockholder approval of the merger component of the REIT conversion. The decision to convert to a REIT was based on several factors, including the potential for increased stockholder return, tax efficiency and ability to achieve growth objectives. On April 19, 2004, our Board of Directors approved certain legal and financial matters related to the proposed REIT conversion.

The REIT conversion will include a merger and related restructuring transactions. Pursuant to the merger, we will become a wholly-owned subsidiary of New Century REIT, Inc. (“New Century REIT”), a Maryland corporation that we recently formed for purposes of the REIT conversion, and our stockholders will receive one share of New Century REIT common stock for each share of New Century Financial common stock they own at that time. Following the completion of the merger, New Century REIT will be renamed “New Century Financial Corporation.”

We plan to present the merger agreement, which will implement the REIT conversion, to our stockholders for their approval and adoption at our 2004 annual meeting, the date and time of which will be announced as soon as practicable. New Century REIT filed a registration statement on Form S-4, which includes a preliminary proxy statement/prospectus relating to the REIT conversion, with the Securities and Exchange Commission on April 22, 2004. The preliminary proxy statement/prospectus provides important information, including detailed risk factors, regarding the proposed REIT conversion. A copy of the preliminary proxy statement/prospectus and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained free of charge by directing a request to us at New Century Financial Corporation, 18400 Von Karman, Suite 1000, Irvine, California, 92612, Attention: Vice President of Investor Relations, or by telephone at (949) 440-7030, or email at cmarrel@ncen.com. We cannot assure you that the proposed REIT conversion will be completed or that the terms of the REIT conversion or the timing or effects thereof will not differ materially from those described in the preliminary proxy statement/prospectus and other relevant documents.

In connection with the REIT conversion, we plan to raise approximately $750 million of capital through a public offering of shares of New Century REIT common stock, which is contingent upon, among other things, the completion of the merger described above. A registration statement on Form S-3 relating to these securities has been filed by New Century REIT with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement on Form S-3 becomes effective.

Quarterly Dividend

On April 5, 2004, our Board of Directors approved a quarterly cash dividend at the rate of $0.20 per share to be paid on April 30, 2004 to stockholders of record at the close of business on April 15, 2004. Any future declarations of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since the interval for re-pricing of the assets and liabilities is not matched, we are subject to interest-rate risk. A sudden, sustained increase or decrease in interest rates would impact our net interest income, as well as the fair value of our mortgage loans held for investment and related financing, and our residual interests in securitizations. We employ hedging strategies from time to time to manage the interest-rate risk inherent in our assets and liabilities. These strategies are designed to create gains when movements in interest rates cause our cash flows and/or the value of our assets to decline, and result in losses when movements in interest rates cause our cash flows and/or the value of our assets to increase.

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of March 31, 2004. We have made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold within six months. In addition, the timing of re-pricing or maturity of our mortgage loans held for investment and related financing and our residual interests in securitizations is based on certain prepayment and loss assumptions (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details). We purchase Euro Dollar Futures contracts designed to mitigate interest rate risk associated with our residual interests in securitizations and our portfolio of mortgage loans held for investment. The Euro Dollar Futures contracts (not included in the table below) had a notional value of $21.1 billion, their fair value was a loss of $28.4 million and they had maturity dates of less than four years at March 31, 2004.

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
	(dollars in thousands)
Interest—sensitive assets:
Cash and cash equivalents	$353,414	—	—	—	—	—	353,414
Restricted cash	208,323	—	—	—	—	—	208,323
Loans receivable held for sale, net	2,956,936	—	—	—	—	—	2,956,936
Mortgage loans held for investment, net (1)	423,719	787,502	1,772,537	1,501,130	649,968	864,421	5,999,277
Residual interests in securitizations	8,019	8,154	26,302	79,406	38,713	10,331	170,925

Total interest—sensitive assets	3,950,411	795,656	1,798,839	1,580,536	688,681	874,752	9,688,875
Interest—sensitive liabilities:
Credit facilities	2,798,080	—	—	—	—	—	2,798,080
Financing on mortgage loans held for investment (1)	465,610	765,929	1,816,124	1,472,618	631,397	840,075	5,991,753
Notes payable	6,965	7,106	12,086	8,227	—	—	34,384
Convertible notes	—	—	—	205,061	—	—	205,061

Total interest—sensitive liabilities	3,270,655	773,035	1,828,210	1,685,906	631,397	840,075	8,824,217
Excess of interest—sensitive assets over interest—sensitive liabilities	679,756	22,621	(29,371)	(105,370)	57,284	34,677	864,658

Cumulative net interest—sensitivity gap	$679,756	702,377	673,006	567,636	624,920	659,597	659,597

(1)	Treats mortgage loans held for investment and subsequently securitized in April 2004 as if securitization occurred March 31, 2004.

Item 4.    Controls and Procedures

As of March 31, 2004, the end of our first quarter, our management, including our Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and President and Chief Operating Officer concluded, as of March 31, 2004, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, as amended, for the period ended December 31, 2003, and in our other filings with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Below are updates on those matters as to which there were material developments in 2004.

Grimes.    In June 2001, New Century Mortgage was served with a class action complaint filed in the U.S. District Court for the Northern District of California by Richard L. Grimes and Rosa L. Grimes. The action seeks rescission, restitution and damages on behalf of the two plaintiffs, others similarly situated and on behalf of the general public for an alleged violation of the Federal Truth in Lending Act (“TILA”) and Business & Professions Code § 17200. The judge held that New Century Mortgage had not violated the TILA and dismissed the § 17200 claim without prejudice. The plaintiffs appealed in February 2002 and in August 2003, the U.S. Court of Appeals ruled that a material issue of fact as to the existence and terms of the contract remained, reversed summary judgment and remanded the case for further proceedings in the District Court. The parties settled this matter on January 13, 2004 and have finalized the settlement documentation. The nominal amount of the settlement will not have a material adverse effect on our results of operations or financial position.

Barney.    In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois. The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs. We filed a motion to dismiss in February 2002. The court thereafter consolidated our case with other similar cases filed against other lenders. In August 2002, the court ordered the plaintiffs in all the consolidated cases to dismiss their cases with prejudice. Our individual plaintiff filed her Notice of Appeal in September 2002. The appeal was consolidated with 36 similar cases, the Jenkins case, and appellate argument was heard on December 2, 2003. The Appellate Court affirmed the dismissal of the consolidated Jenkins case on December 31, 2003. Our individual plaintiff timely filed a petition for leave to appeal the Appellate Court’s decision. Plaintiffs’ counsel sought to stay the Jenkins case while they proceeded with another unrelated but similar case, the King case. In February 2004, we, together with the other lender defendants in the Jenkins case filed an answer to the petition for leave to appeal, a response to the plaintiffs’ motion to stay the Jenkins case and filed a motion to expedite ruling on the petition for leave to appeal. In March 2004, the Supreme Court ruled on the motions, granting the petition for leave to appeal in the Jenkins case, consolidated the Jenkins case with the King case, and ordered a new briefing schedule. The plaintiffs/appellants filed their consolidated brief and our consolidated reply brief is due on June 2, 2004.

Bernstein.    In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227, and the Illinois Consumer Fraud Act. The plaintiffs filed an amended complaint on May 1, 2003 and on September 18, 2003, the judge granted New Century Mortgage’s motion to dismiss with respect to the Illinois Consumer Fraud Act and permitted the plaintiff to replead on an individual, not consolidated, basis. On September 30, 2003, the plaintiff filed a motion for class certification and a second amended complaint. We sought and obtained an order permitting us to join other lender defendants in a consolidated action and on November 23, 2003, filed a consolidated motion to dismiss the second amended complaint. Oral argument on our consolidated motion was heard on March 30, 2004. We await a ruling. The court has stayed the class certification motion until it rules on the motion to dismiss. Discovery is proceeding. Our insurance carrier has agreed to indemnify us with a reservation of rights.

Overman.    In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for the Alameda County, California, against New Century Financial, New Century Mortgage,

U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services. The complaint alleges violations of California Consumers Legal Remedies Act, unfair, unlawful and deceptive business and advertising practices in violation of Business & Professions Code §§ 17200 and 17500, fraud-misrepresentation and concealment and constructive trust/breach of fiduciary duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs. The plaintiffs filed an amended complaint in July 2003 and in September 2003, the judge granted our demurrer challenging their claims in part. The Consumers Legal Remedies Act claim was dismissed and the plaintiffs withdrew the constructive trust/breach of fiduciary duty claim. We filed our answer to the plaintiffs’ amended complaint in September 2003. We filed a §128.7 sanctions motion seeking dismissal of the case. On December 8, 2003, the court granted our motion for sanctions against the plaintiffs for filing an amended complaint with allegations against New Century Financial and New Century Mortgage that were devoid of evidentiary support and ordered all of those claims stricken without prejudice. On January 27, 2004, the court entered a judgment of dismissal without prejudice in our favor. The court issued similar relief to three other lenders in cases that were concurrently heard by the same judge. The plaintiffs filed a notice of appeal on February 20, 2004 from both the judgment entered in our favor and the order granting our motion for sanctions. The plaintiffs’/appellants’ brief is due on May 28, 2004. The plaintiffs also filed a motion with the Appellate Court to consolidate this appeal with three additional appeals they have sought in the similar cases against other lenders. We await a ruling.

England.    In April 2003, we were served with a complaint seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee, against New Century Financial, New Century Mortgage, Worth Funding Incorporated, and The Anyloan Company. The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to our petition for removal. The complaint alleges failure to pay overtime wages in violation of the Federal Fair Labor Standards Act. The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 18, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims. This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and has been ordered consolidated with the first action. In April, 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action. In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial, et al. We opposed the motion and the court agreed with our position and refused to dismiss the plaintiffs’ case, as it was filed first. The Klas case has now been consolidated with this case and discovery is proceeding. We filed a motion to dismiss Worth Funding Incorporated and The Anyloan Company as defendants. The court granted our motion in April 2004.

Klas.    In June 2003, New Century Financial and New Century Mortgage were served with a complaint seeking class action status and alleging failure to pay overtime wages in violation of the federal Fair Labor Standards Act. The case was filed in the U.S. District Court, District of Minnesota by Michael Klas, a former loan officer of New Century Mortgage’s retail branch in Minnesota. We filed our answer in July 2003. Discovery thereafter commenced. In September 2003, we filed a motion to dismiss, transfer or stay the case due to the fact that similar claims were raised in the earlier filed England case. The court granted our motion on March 11, 2004, transferring the entire case to Louisiana to be consolidated with the England case.

Ines & Marquez.    In October 2003, New Century Mortgage was served with a complaint filed by Canales Jose Ines and Maria S. Marquez seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint also named the broker, title company and related parties as defendants: Tamayo Financial Title, Inc., Presidential Title, Inc., Juan Tamayo Jr., Jose Tamayo and Luis Tamayo. The complaint alleges violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in December 2003 and the motion was fully briefed in January 2004. On April 5, 2004, the court granted our motion to dismiss. On April 13, 2004, the plaintiffs filed a motion for reconsideration and for leave to amend their complaint.

Wade.    In October 2003, New Century Mortgage was served with a complaint filed by Denise Wade seeking class action status filed in the U.S. District Court, Northern District of Illinois. The complaint was filed by the same attorney as the Ines case and named the broker, title company, and current servicer: Providential Bancorp, Ltd., Jet Title Services, LLC, and Ocwen Federal Bank, FSB. The complaint similarly alleges violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in November 2003 and the motion was fully briefed in January 2004. We await a ruling. On April 16, 2004, the plaintiffs filed a motion for leave to amend their complaint.

Lum.    In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum seeking class action status filed in the state court in Suffolk County, New York. The complaint alleges that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker. The complaint also seeks damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing. The complaint seeks class certification for similarly situated borrowers in the State of New York. We believe the allegations lack merit; especially in light of HUD’s Policy Statement upholding the use of yield spread premiums. We filed a motion to dismiss on January 30, 2004. The judge granted our motion and dismissed all claims on March 29, 2004. The plaintiff filed her appeal on April 12, 2004.

We are also a party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 2.    Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 21, 2004, we issued 132,789 shares of restricted common stock in the aggregate to five of our executive officers under our 1999 Incentive Compensation Plan. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of such act and Regulation D promulgated thereunder.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

See “Exhibit Index”.

(b)  Reports on Form 8-K

On January 14, 2004, we filed a report on Form 8-K under Item 5 reporting that New Century Mortgage, NC Capital and New Century Funding SB-1, one of the subsidiaries of New Century Mortgage, had entered into amendments to several of our credit facilities to extend the terms of those facilities as follows: (1) the expiration date of the warehouse facility with Citigroup Global Markets, as successor to Salomon Brothers, was extended to March 31, 2004, (2) the expiration date of the aggregation facility with Citigroup Global Markets, as successor to Salomon Brothers, was extended to March 31, 2004, (3) the expiration date of the credit facility for delinquent and problem loans with Citigroup Global Markets, as successor to Salomon Brothers, was extended to December 31, 2004 and (4) the expiration date of the warehouse and aggregation facility with Morgan Stanley was extended to January 30, 2004.

On January 22, 2004, we filed a report on Form 8-K under Items 5 and 12 reporting that we had issued a press release announcing our financial results for the quarter and year ended December 31, 2003.

On April 7, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) NC Capital had entered into a $1.5 billion Master Repurchase Agreement with Bank of America that expired upon the completion of an on-

balance sheet securitization transaction by NC Residual II Corporation, a wholly-owned subsidiary of NC Capital, in April 2004 and that New Century Financial and New Century Mortgage had entered into a Guaranty with Bank of America with respect to such temporary facility, (2) New Century Mortgage and NC Capital had entered into Waiver and Amendment No. 5 to the Master Repurchase Agreement with CDC Mortgage Capital for the purpose of waiving certain sections of such agreement to permit New Century Mortgage to make a small investment and asset acquisition and to increase the leverage ratio for New Century Mortgage, (3) New Century Mortgage and NC Capital had entered into Amendment No. 5 to the Letter Agreement with Citigroup Global Markets, as successor to Salomon Brothers, for the purpose of extending the expiration date of two credit facilities to June 30, 2004, (4) the state court in Suffolk County, New York had granted New Century Mortgage’s motion to dismiss the complaint filed by Ms. Elaine Lum and (5) New Century Financial had invested $2 million in Carrington Capital Management, LLC followed by an investment of $25 million in Carrington Mortgage Credit Fund I, LP, which is sponsored by Carrington Capital Management.

On April 22, 2004, we filed a report on Form 8-K under Items 5 and 12 reporting that we had issued a press release announcing our financial results for the quarter ended March 31, 2004.

On May 7, 2004, we filed a report on Form 8-K under Item 12 reporting a correction to the calculation of our diluted earnings per share we had reported in our press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: May 7, 2004	By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: May 7, 2004	By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Chief Financial Officer (Principal Financial and Chief Accounting Officer)

DATE: May 7, 2004	By:	/s/ BRAD A. MORRICE
Brad A. Morrice President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	First Amended and Restated Certificate of Incorporation of New Century Financial Corporation (1)

3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock (2)

3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock (3)

3.4	First Amended and Restated Bylaws of New Century (1)

3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock (4)

3.6	Certificate of Designations for Series 2003A Convertible Preferred Stock (5)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of New Century Financial Corporation (6)

4.1	Specimen Stock Certificate (1)

10.1

Amendment Number Five to the Master Repurchase Agreement, dated as of March 31, 2004, between New Century Funding SB-1 and Citigroup Global Markets Realty Corp. (as successor to Salomon Brothers Realty Corp.)

10.2	Amendment Number One to the Master Repurchase Agreement, dated as of April 12, 2004, between Bank of America, N.A. and NC Capital Corporation

10.3

Amendment Number Seven to the Master Loan and Security Agreement, dated as of April 19, 2004, among New Century Mortgage Corporation, NC Capital Corporation and Citigroup Global Markets Realty Corp. (as successor to Salomon Brothers Realty Corp.)

10.4	Letter Agreement, dated as of April 28, 2004, among CDC Mortgage Capital Inc., New Century Mortgage Corporation and NC Capital Corporation

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Form S-1 Registration Statement (No. 333-25483) as filed with the Securities Exchange Commission on September 23, 1997.

(2)	Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 8, 1998.

(3)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 15, 2000.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003.

(6)	Incorporated by reference from our Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 14, 2003.