Form 10-Q
period 2004-06-30
NEW CENTURY FINANCIAL CORP
filed 2004-08-09
CIK 1036075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES  ☒    NO  ☐

Indicate by check  whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒    NO  ☐

As of July 31, 2004, the registrant had 34,045,201 shares of common stock outstanding.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2004

Certain information included in this Form 10-Q may include “forward-looking” statements under federal securities laws, and we intend that such forward-looking statements be subject to the safe-harbor created thereby. Such statements include, without limitation, (i) the assumptions and estimates underlying our projections of our residual asset value and cash flow, (ii) our projections of our residual asset value and cash flow, (iii) the estimates underlying our allowance for losses on mortgage loans held for investment, (iv) our allowance for repurchase losses, (v) the estimates underlying our allowance for repurchase losses, (vi) our goal of matching the timing of cash flows with the recognition of earnings on our loans, (vii) our goal to continue to add mortgage loans held for investment to our balance sheet to reduce the reliance on the origination and sale of loans for earnings and cash flows, (viii) our expectation that we will continue to grow our balance sheet, (ix) our goal of reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable, (x) our expectation that our loan production volume will stabilize during the second half of 2004, (xi) our expectation that loan acquisition costs will normalize to 2.25% for the remainder of 2004, (xii) our goal to generate primarily cash-based earnings rather than non-cash gain on sale revenue, (xiii) our expectation that the recognition of income as interest payments are received on the mortgage loans held for investment underlying an on-balance sheet securitization will result in higher income recognition in future periods than would an off-balance sheet securitization, (xiv) our beliefs regarding our critical accounting policies, (xv) our belief that our allowance for losses on mortgage loans held for investment is adequate for known and inherent losses in the portfolio of mortgage loans that we hold for investment, (xvi) our estimates regarding tax rates and future taxable income, (xvii) our goal of securitizing approximately 20% of our loan production through sales structured as financings and recorded on-balance sheet, (xviii) our expectation that secondary market prices will be lower than recent levels in the second half of 2004, (xix) our expectation that our net execution will be between 3.50% and 3.75% for all of 2004, (xx) our belief that the receipt of a rating of RPS3, or average, from Fitch Ratings and a rating of average from Standard & Poor’s will enable us to grow our servicing portfolio in the future through increased sales of loans on a servicing retained basis, (xxi) our expectation that we will service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale, (xxii) our expectations regarding the renewal or non-renewal of certain of our credit facilities, (xxiii) the expectation that we will continue to concentrate on maintaining our targeted liquidity levels, (xxiv) our plan to effectively manage the percentage of loans sold through whole loan sales versus on-balance sheet securitizations, giving consideration to whole loan prices, the amount of cash required to finance on-balance sheet securitizations and dividend requirements, (xxv) our belief that our liquidity, credit facilities and capital resources will be sufficient to fund our operations for the foreseeable future, (xxvi) our beliefs with respect to our legal proceedings, (xxvii) our expectation that we will qualify as a real estate investment trust, or REIT, for U.S. federal income tax purposes, and (xxviii) our expectation that, in connection with our conversion to a REIT, we will raise approximately $750 million of capital through a public offering of shares of common stock of New Century REIT, Inc., or New Century REIT, our wholly-owned subsidiary.

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

In addition, on April 5, 2004, our Board of Directors unanimously voted in favor of converting New Century Financial Corporation, or New Century Financial, to a Real Estate Investment Trust (“REIT”), subject to a number of conditions, including Securities and Exchange Commission review and stockholder approval of the merger component of the REIT conversion. New Century REIT has filed a registration statement on Form S-4, as amended, which includes a proxy statement/prospectus related to the proposed REIT conversion. Please refer to that registration statement for detailed risk factors related to the REIT conversion, as well as other matters, including the anticipated timing of the REIT conversion and our ability to satisfy the various other requirements for completing the REIT conversion. We assume no obligation to update the forward-looking statements contained in this Form 10-Q.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents (note 1)	$68,891	$269,540
Restricted cash (note 1)	322,369	116,883
Mortgage loans held for sale, net (notes 2 and 7)	4,784,222	3,422,211
Mortgage loans held for investment, net (notes 3 and 8)	9,146,472	4,745,937
Residual interests in securitizations (note 4)	190,827	179,498
Mortgage servicing assets (notes 6 and 11)	1,373	1,900
Accrued interest receivable	42,880	35,824
Income taxes, net	67,953	52,377
Office property and equipment	38,609	32,258
Prepaid expenses and other assets (notes 6 and 11)	70,114	36,901
TOTAL ASSETS	$14,733,710	$8,893,329
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit facilities (note 7)	$4,439,518	$3,311,837
Financing on mortgage loans held for investment, net (note 8)	9,086,932	4,686,323
Convertible notes, net	205,349	204,858
Notes payable	30,485	18,977
Accounts payable and accrued liabilities (note 11)	228,089	129,323
Total liabilities	13,990,373	8,351,318
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 7,500,000 shares; no shares outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value. Authorized 100,000,000 shares; issued and outstanding 33,905,609 shares at June 30, 2004 and 33,759,695 shares at December 31, 2003	340	338
Additional paid-in capital	49,310	52,988
Accumulated other comprehensive income (loss) (note 11)	16,591	(1,742)
Retained earnings, restricted	686,061	509,998
	752,302	561,582
Treasury stock, 2,500 shares at June 30, 2004 and 377,500 shares at December 31, 2003, respectively, at cost	(70)	(14,163)
Deferred compensation costs	(8,895)	(5,408)
Total stockholders’ equity	743,337	542,011
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,733,710	$8,893,329

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Gain on sale of loans	$215,051	$146,282	$417,027	$272,084
Interest income (note 9)	186,557	59,715	334,905	105,863
Residual interest income (note 4)	4,578	6,119	9,358	12,684
Servicing and other income	8,582	3,348	14,478	5,821
Total revenues	414,768	215,464	775,768	396,452
Expenses:
Personnel	109,000	50,449	189,966	99,628
Interest (note 10)	67,306	19,748	123,270	37,300
General and administrative	39,477	26,020	72,976	50,102
Provision for loan losses on mortgage loans held for investment (note 3)	17,112	4,504	36,981	7,686
Advertising and promotion	10,758	6,388	20,656	12,575
Professional services	8,729	4,221	13,066	6,970
Total expenses	252,382	111,330	456,915	214,261
Earnings before income taxes	162,386	104,134	318,853	182,191
Income taxes	60,009	43,319	129,231	75,637
Net earnings	$102,377	$60,815	$189,622	$106,554
Basic earnings per share (note 12)	$3.07	$1.78	$5.72	$3.11
Diluted earnings per share (note 12)	$2.41	$1.61	$4.46	$2.83

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Earnings

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$102,377	$60,815	$189,622	$106,554
Other comprehensive income:
Unrealized gain on derivative instruments designated as hedges, net of tax of $21,254 and $12,382 for the three months and six months, respectively	30,585	—	18,333	—
Comprehensive earnings	$132,962	$60,815	$207,955	$106,554

See accompanying notes to unaudited condensed consolidated financial statements.

New Century Financial Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(Dollars in thousands)

	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net earnings	$189,622	$106,554
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,105	8,492
Cash flows received from residual interests	27,537	49,785
Accretion of NIRs	(9,358)	(12,684)
NIR gains	(21,871)	—
Deposits to over-collateralization accounts	(10,871)	—
Retained bond	(3,536)	—
Servicing gains	—	(7,777)
Fair value adjustment of residual securities	6,770	(1,606)
Provision for losses on mortgage loans held for investment	36,981	7,686
Provision for repurchase losses	3,184	6,413
Mortgage loans originated or acquired for sale	(17,234,447)	(9,286,453)
Mortgage loan sales, net	14,140,969	9,036,341
Principal payments on mortgage loans held for sale	55,709	40,591
Increase in credit facilities on mortgage loans held for sale	2,808,168	164,074
Net change in other assets and liabilities	34,226	(46,829)
Net cash provided by operating activities	35,188	64,587
Cash flows from investing activities:
Mortgage loans originated or acquired for investment, net	(3,457,776)	(1,219,084)
Principal payments on mortgage loans held for investment	739,313	23,781
Purchase of office property and equipment	(12,594)	(10,006)
Sale of mortgage servicing rights	—	15,568
Net cash used in investing activities	(2,731,057)	(1,189,741)
Cash flows from financing activities:
Proceeds from issuance of financing on mortgage loans held for investment, net	3,337,428	1,169,401
Repayments of financing on mortgage loans held for investment	(640,625)	(8,102)
Proceeds from (net repayments of) notes payable	11,508	(4,183)
Change in restricted cash	(205,486)	(16,477)
Payment of dividends on common stock	(12,132)	(4,643)
Net proceeds from issuance of stock	4,527	5,807
Purchase of treasury stock	—	(24,233)
Net cash provided by financing activities	2,495,220	1,117,570
Net decrease in cash and cash equivalents	(200,649)	(7,584)
Cash and cash equivalents, beginning of period	269,540	176,669
Cash and cash equivalents, end of period	$68,891	$169,085
Supplemental cash flow disclosure:
Interest paid	$113,913	$37,251
Income taxes paid	157,892	103,193
Supplemental non-cash financing activity:
Restricted stock issued	$5,782	$4,928
Accrued dividends	6,781	3,458
Reclassification of mortgage loans acquired for investment and related financing from mortgage loans held for sale and related financing	1,680,487	—

See accompanying notes to unaudited condensed consolidated financial statements.

NEW CENTURY FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2004 and 2003

1.    Basis of Presentation

We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Reclassification

Certain amounts from the prior year’s presentation have been reclassified to conform to the current year’s presentation.

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

We quote interest rates to borrowers, which are generally subject to change by us. Although we typically honor such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate exposure. We do not account for our interest rate quotes as derivatives. Additionally, we do have an immaterial amount of interest rate locks outstanding at any balance sheet date. We consider the fair value of these interest rate locks to be immaterial and as a result, we do not account for these interest rate locks as derivatives. As a result, the application of SAB 105 has not had a material impact on our consolidated financial statements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Restricted Cash

As of June 30, 2004, restricted cash includes $17.4 million in cash held in a margin account associated with our interest rate risk management activities, $284.7 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $20.3 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility. As of December 31, 2003, restricted cash included $31.5 million in cash held in a margin account associated with our interest rate risk management activities, $63.7 million in cash held in custodial accounts associated with our mortgage loans held for investment, and $21.7 million in cash held in a cash reserve account in connection with our asset-backed commercial paper facility.

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

During the second quarter of 2004, we reclassified approximately $1.7 billion in mortgage loans from mortgage loans held for sale to mortgage loans held for investment because these loans were identified and pooled prior to June 30, 2004, and was securitized through a transaction structured as a financing during August, 2004.

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

We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved. For securitization executed prior to 2004, we utilize a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.  For the securitization completed during the second quarter of 2004, we utilize a discount rate of 14.5% on the estimated cash flows.  There is not a NIM transaction associated with the 2004 transaction.

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

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.35% to 4.15% for adjustable-rate securities and 2.09% to 5.23% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.73% at June 30, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.23 to 2.64 years for our adjustable-rate securities and 2.37 to 3.56 years for our fixed-rate securities executed prior to 2004. The estimates used in the 2004 Carrington securitization resulted in a blended weighted-average life of 5.89 years.

During the six months ended June 30, 2004, the Residuals provided $27.5 million in cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the quarter ending June 30, 2004, we updated the models for actual performance and changes in interest rates, and made some slight adjustments to the prepayment and loss assumptions, resulting in an $8.2 million downward fair value adjustment for the quarter.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

Derivative Instruments Designated as Hedges

During the three and six months ended June 30, 2004 we accounted for certain Euro Dollar Futures and Interest Rate Cap contracts designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  Pursuant to SFAS 133 these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to interest rate risk. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income, and the ineffective portion be reported in current earnings.  Additionally, in June 2004, certain Euro Dollar Futures contracts were designated as hedges of the fair values of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133.  Hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

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

As of June 30, 2004 and 2003, there were stock options outstanding for the purchase of 5,495,015 and 5,230,229 shares, respectively, of our common stock. The weighted average fair value of the stock options granted during the quarters ended June 30, 2004 and 2003 was $22.27 and $11.04, respectively. The weighted average fair value of the stock options granted during the six months ended June 30, 2004 and 2003 was $19.06 and $9.08, respectively.  The following table shows the pro forma net income as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic net earnings:
As reported	$102,377	$60,815	$189,622	$106,554
Compensation expense, net of related tax effects	(1,325)	(880)	(2,505)	(1,659)
Pro forma	$101,052	$59,935	$187,117	$104,895
Diluted net earnings:
As reported	$103,631	$60,815	$192,129	$106,554
Compensation expense, net of related tax effects	(1,325)	(880)	(2,505)	(1,659)
Pro forma	$102,306	$59,935	$189,624	$104,895
Basic earnings per share:
As reported	$3.07	$1.78	$5.72	$3.11
Pro forma	3.03	1.75	5.65	3.06
Diluted earnings per share:
As reported	$2.41	$1.61	$4.46	$2.83
Pro forma	2.42	1.62	4.48	2.87
Basic weighted average shares outstanding:
As reported	33,299	34,191	33,129	34,237
Pro forma	33,299	34,191	33,129	34,237
Diluted weighted average shares outstanding
As reported	43,046	37,827	43,089	37,651
Pro forma	42,279	36,917	42,315	36,546

2.    Mortgage Loans Held for Sale

A summary of mortgage loans held for sale, at the lower of cost or market at June 30, 2004 and December 31, 2003, follows (dollars in thousands):

	June 30, 2004	December 31, 2003
First trust deeds	$4,368,254	$3,307,749
Second trust deeds	376,334	75,517
Net deferred origination costs	39,634	38,945
	$4,784,222	$3,422,211

3.    Mortgage Loans Held for Investment

The components of mortgage loans held for investment at June 30, 2004 and December 31, 2003 were as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Unpaid principal balance of mortgage loans	$9,121,203	$4,727,504
Allowance for loan losses	(61,307)	(26,251)
Net deferred origination costs	86,576	44,684
	$9,146,472	$4,745,937

The balance of mortgage loans held for investment includes $1.7 billion of loans, which were reclassified from mortgage loans held for sale in June 2004 and on August 4, 2004, we completed the related $1.7 billion securitization structured as an on-balance sheet securitization.

At June 30, 2004, we had mortgage loans held for investment of approximately $78.5 million on which the accrual of interest had been discontinued. If these mortgage loans had been current throughout their terms, interest income would have increased by approximately $3.0 million for the quarter ended June 30, 2004.

The following table presents a summary of the activity for the allowance for losses on mortgage loans held for investment for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Beginning balance	$45,596	$3,182	$26,251	$—
Additions	17,112	4,504	36,981	7,686
Charge-offs, net	(1,401)	—	(1,925)	—
Ending balance	$61,307	$7,686	$61,307	$7,686

4.     Residual Interests in Securitizations

Residual interests in securitizations consisted of the following components at June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004	December 31, 2003
Over-collateralization account	$172,609	$169,905
Net interest receivable (NIR)	14,682	9,593
Retained bond	3,536	—
	$190,827	$179,498

The NIR balance above represents the discounted value of cash flows expected to be received from net interest spread, while the over-collateralization account represents the current, un-discounted balance of over-collateralization as of the period end.

The following table summarizes activity in the OC Accounts for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$169,905	$185,658
Additional deposits to OC Accounts	10,871	5,210
Release of cash from OC Accounts	(8,167)	(19,405)
Balance, end of period	$172,609	$171,463

The following table summarizes activity in the NIR accounts for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$9,593	$61,306
NIR gains	21,871
Cash received from NIRs	(19,370)	(35,590)
Accretion of NIRs	9,358	12,684
Fair value adjustment	(6,770)	1,606
Balance, end of period	$14,682	$40,006

5.    Mortgage Servicing Assets

Mortgage servicing assets represent the carrying value of our mortgage loan servicing rights. The following table summarizes activity in mortgage servicing assets for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	Six Months Ended June 30,
	2004	2003
Balance, beginning of period	$1,900	$10,271
Additions	—	7,777
Sales of servicing rights	—	(15,568)
Amortization	(527)	(201)
Balance, end of period	$1,373	$2,279

We record mortgage servicing assets when we sell loans on a servicing retained basis and when we sell loans through whole loan sales to an investor in the current period and sell the servicing rights to a third party in a subsequent period.

The addition of $7.8 million during the first six months of 2003 represents the value of servicing rights held temporarily for loans sold in those periods, pending the sale of those servicing rights to third parties in subsequent periods. We did not sell loans on a permanent servicing-retained basis in the first six months of 2004 or 2003.

However, we did retain the right to service the loans totaling $9.1 billion underlying our portfolio of mortgage loans held for investment. In accordance with generally accepted accounting principles, we do not record mortgage servicing assets for loans sold through securitizations structured as financings.

6.    Goodwill

Goodwill is recorded in connection with the acquisition of new subsidiaries and is included in prepaid expenses and other assets. As of June 30, 2004, we had goodwill of $12.7 million. No impairment existed at June 30, 2004.

7.    Credit Facilities and Other Short-Term Borrowings

Credit facilities and other short-term borrowings consist of the following at June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004	December 31, 2003
A $570 million master repurchase agreement among New Century Mortgage Corporation, or New Century Mortgage, a wholly-owned subsidiary of New Century Financial, NC Capital Corporation, or NC Capital, a wholly-owned subsidiary of New Century Mortgage, and CDC Mortgage Capital Inc. expiring in July 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was temporarily increased to $700 million for the period and the expiration date was extended to August 15, 2004. We expect to renew this facility prior to its expiration.	$637,619	$430,118

A $2.0 billion master loan and security agreement among New Century Mortgage, NC Capital and Morgan Stanley Mortgage Capital Inc. expiring in January 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	415	284,643

A $75 million master loan and security agreement among New Century Mortgage, NC Capital, Citigroup Global Markets Realty Corp., successor to Salomon Brothers Realty Corp., expiring in December 2004, secured by delinquent loans and REO properties, bearing interest based on a margin over one-month LIBOR.	64,291	6,789

A $650 million repurchase agreement between NC Capital and Citigroup Global Markets, successor to Salomon Brothers, expiring in September 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. We expect to extend or replace this facility prior to its expiration.	633,666	468,809

A $2.0 billion master repurchase agreement between New Century Funding A, a Delaware business trust which is a wholly-owned subsidiary of New Century Mortgage, and Bank of America, N.A., $1.0 billion of which is committed and $1.0 billion of which is uncommitted, expiring in May 2005, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,466,936	697,201

A $2.0 billion asset-backed note purchase and security agreement between New Century Funding I, a special-purpose vehicle established as a Delaware statutory trust, which is a wholly-owned subsidiary of New Century Mortgage, and UBS Real Estate Securities Inc., $1.5 billion of which is committed and $500 million of which is uncommitted, expiring in June 2006, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	1,590,302	994,815

A $150 million master repurchase agreement between New Century Funding SB-1, a Delaware business trust and wholly-owned subsidiary of New Century Mortgage, and Citigroup Global Markets, successor to Salomon Brothers, expiring in September 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. We expect to extend or replace this facility prior to its expiration.	—	—

A $2.0 billion asset-backed commercial paper facility for Von Karman Funding LLC, a wholly-owned subsidiary of New Century Mortgage, expiring in September 2006, secured by mortgage loans held for sale and cash generated through the sale of loans, bearing interest based on a margin over one-month LIBOR.	—	409,120

A $100 million master loan and security agreement between New Century Mortgage and Greenwich Capital Financial Products, Inc. which expired in June 2004, secured by small business commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was replaced with the $250 million facility with Citigroup Global Markets.	—	20,342

A $250 million repurchase agreement between New Century Mortgage and Citigroup Global Markets, which expires in June 2005, secured by small balance commercial mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR.	68,143	—

An $800 million aggregation facility ($400 million of which is uncommitted) from Bear Stearns Mortgage Capital expiring in October 2004, secured by mortgage loans held for sale, bearing interest based on a margin over one-month LIBOR. This facility was temporarily increased to $1.8 billion until the closing of our on-balance sheet transaction in August, 2004.	1,649,498	—

A $400 million warehouse agreement between Carrington Mortgage Credit Fund I, LP and Citigroup Global Markets which expires in April 2005. The uncommitted, renewable one-year agreement is secured by single family residential mortgage loans, bearing interest based on a margin over one-month LIBOR.	9,135	—

Less: Credit facility amounts reclassified to financing on mortgage loans held for investment	(1,680,487)	—

	$4,439,518	$3,311,837

The various credit facilities contain certain restrictive financial and other covenants that require us to, among other things, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. We were in compliance with these covenants at June 30, 2004.

8.    Financing on Mortgage Loans Held for Investment

When we sell loans through securitizations structured as financings, the related bonds are added to our balance sheet. As of June 30, 2004 and December 31, 2003, the financing on mortgage loans held for investment consisted of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Securitized bonds	$7,432,222	$4,688,921
Short-term financing on retained bond	18,358	4,665
2003-NC5 NIM bond	20,415	33,969
Debt issuance costs	(64,550)	(41,232)
Credit facility amounts reclassified from warehouse credit facilities	1,680,487	—
Total financing on mortgage loans held for investment	$9,086,932	$4,686,323

9.    Interest Income

The following table presents the components of interest income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest on mortgage loans held for sale	$89,071	$50,071	$158,063	$89,909
Interest on mortgage loans held for investment	97,472	9,600	176,809	15,895
Other interest income	14	44	33	59
	$186,557	$59,715	$334,905	$105,863

10.    Interest Expense

The following table presents the components of interest expense for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest on credit facilities and other short-term borrowings	$29,743	$16,757	$49,686	$32,274
Interest on financing on mortgage loans held for investment	33,430	2,714	66,415	4,453
Interest on convertible notes	2,126	—	4,250	—
Other interest expense	2,007	277	2,919	573
	$67,306	$19,748	$123,270	$37,300

11.    Hedging Activities

In connection with our strategy to mitigate interest rate risk on our residual assets, mortgage loans held for sale and mortgage loans held for investment, we use derivative financial instruments such as Euro Dollar Futures and Interest Rate Cap contracts. It is not our policy to use derivatives to speculate on interest rates. These derivative instruments have an active secondary market, and are intended to provide income and cash flow to offset potential reduced interest income and cash flow under certain interest rate environments, as well as to hedge the fair value of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale. In accordance with Statement on Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted (“SFAS 133”), the derivative financial instruments and any related margin accounts are reported on the consolidated balance sheets at their fair value.

During 2003, we began using hedge accounting as defined by SFAS 133 for certain derivative financial instruments used to hedge cash flows related to our financing on mortgage loans held for investment. In June 2004, we began using hedge accounting for certain derivative financial instruments to hedge the fair value of certain of our mortgage loans held for investment and certain of our mortgage loans held for sale.  We designate certain derivative financial instruments, Euro Dollar Futures and Interest Rate Cap contracts, as hedge instruments under SFAS 133, and, at trade date, these instruments and their hedging relationship are identified, designated and documented.

For derivative financial instruments designated as cash flow hedge instruments, we evaluate the effectiveness of these hedges against the interest payments related to our financing on mortgage loans held for investment being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the cash flows as a result of changes in the benchmark interest rate, in our case LIBOR, of the interest payments related to our financing on mortgage loans held for investment (variable rate debt) being hedged, we use derivatives classified as cash flow hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income during the current period, and reclassified into earnings in the period(s) during which the hedged transaction affects earnings pursuant to SFAS 133. The ineffective portion and/or remaining gain or loss on the derivative instrument is recognized in earnings in the current period. The ineffective portion of these hedges resulted in a charge to earnings of approximately $1.2 million and $3.0 million, respectively, for the three-month and six-month periods ended June 30, 2004. There were no derivatives designated as cash flow hedges during the three-month and six-month periods ended June 30, 2003.

For derivative financial instruments designated as fair value hedge instruments, we evaluate the effectiveness of these hedges against the fair value of the asset being hedged to ensure that there remains a highly effective correlation in the hedge relationship. To hedge the adverse effect of interest rate changes on the fair value of the hedged assets as a result of changes in the benchmark interest rate, in our case LIBOR, we use derivatives classified as fair value hedges under SFAS 133. Once the hedge relationship is established, for those derivative instruments designated as qualifying fair value hedges, changes in the fair value of the derivative instruments and changes in the fair value of the hedged asset or liability attributable to the hedged risk are recorded in current earnings pursuant to SFAS 133.  The net charge to earnings was approximately $464,000 for the three-month and six-month periods ended June 30, 2004. There were no derivatives designated as fair value hedges during the three-month and six-month periods ended June 30, 2003

We document the relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives to specific assets and liabilities on the consolidated balance sheet. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

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

As of June 30, 2004, we had open Euro Dollar Futures and Interest Rate Cap contracts that are designated as hedging the variability in expected cash flows from the variable rate debt related to our financing on mortgage loans held for investment. The fair value of these contracts was $19.5 million and is included in prepaid expenses and other assets.

As of June 30, 2004, we had open Euro Dollar Futures contracts that are designated as hedging the fair value of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale. The fair value of these contracts was a liability of $5.7 million.

Certain of our on-balance sheet securitizations are subject to Interest Rate Cap contracts (“Caplets”), designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through other comprehensive income each period until such time as the Caplets begin to expire, at which time the change in fair values is recorded through earnings each period, and is included as a component of interest expense. For the three and six months ended June 30, 2004, we recorded a charge to other comprehensive income of $1.0 million related to the change in fair value of these Caplets. The fair value of these caplets was $1.6 million at June 30, 2004, and is included in other assets.

The change in the fair value of Euro Dollar Futures contracts, not designated and documented as hedges, used to mitigate interest rate risk in our residual assets and mortgage loans held for investment is recorded through earnings each period, and is included as a component of gain on sale. For the three months and six months ended June 30, 2004, we recognized a gain of $3.2 million and $1.0 million, respectively, and for the three months and six months ended June 30, 2003, we recognized a loss of $6.3 million and $6.7 million, respectively, related to the change in fair value of these contracts. The fair value of these contracts at June 30, 2004 was a $236,000 asset, and is included in other assets.  The fair value of these contracts at June 30, 2003 was a $8.5 million liability, and is included in accounts payable and accrued liabilities.

Certain of our on-balance sheet securitizations are subject to Interest Rate Cap contracts, not designated and documented as hedges, used to mitigate interest rate risk. The change in the fair value of these interest rate cap contracts is recorded through earnings each period, and is included as a component of interest expense. For the three months ended June 30, 2004, we recognized an interest expense reduction of $1.8 million and for the six months ending June 30, 2044 we recognized interest expense of $338,000 related to the change in fair value of these cap contracts. The fair value of these cap contracts was $3.2 million at June 30, 2004, and is included in other assets. The fair value of cap contracts was immaterial at June 30, 2003, and is included in other assets.

12.    Earnings per Share

The following table illustrates the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net earnings available to common stockholders	$102,377	$60,815	$189,622	$106,554
Weighted average common shares outstanding	33,299	34,191	33,129	34,237
Earnings per share	$3.07	$1.78	$5.72	$3.11
Diluted:
Net earnings	$102,377	$60,815	$189,622	$106,554
Add: Interest and amortization of debt issuance costs on convertible notes, net of tax	1,254	—	2,507	—
Diluted net earnings	$103,631	$60,815	$192,129	$106,554
Weighted average number of common shares outstanding	33,299	34,191	33,129	34,237
Dilutive effect of convertible notes, stock options and warrants	9,747	3,636	9,960	3,414
	43,046	37,827	43,089	37,651
Earnings per share	$2.41	$1.61	$4.46	$2.83

For the three and six months ended June 30, 2004, we have included the effect of approximately 6.0 million shares of our common stock related to our convertible notes in our computation of diluted earnings per share. These shares are included because a conversion trigger event has occurred. The closing price of our common stock exceeded $38.28 for more than 20 of the last 30 trading days during the three months ended March 31, 2004 and, therefore, the notes are now convertible. Diluted earnings have been adjusted to add the interest expense and amortization of debt issuance costs recorded related to the convertible notes, net of the applicable income tax effect, and the 6.0 million shares of our common stock into which the convertible notes may be converted are included in diluted shares outstanding.

For the three months ended June 30, 2004, options to purchase 855,000 shares of our common stock and a warrant for 6.0 million shares of our common stock whose exercise price exceeded the average market price of the shares of our common stock are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the six months ended June 30, 2004, options to purchase 795,000 shares of our common stock and a warrant for 6.0 million shares of our common stock whose exercise price exceeded the average market price of the shares of our common stock are excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended June 30, 2003, there were no stock options excluded from the calculation of diluted earnings per share.  For the six months ended June 30, 2003, options to purchase 262,000 shares of our common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

13.    Segment Reporting

The operating segments reported below are the segments for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are generally the same as those described in the summary of significant accounting policies, except as noted below.

The segment revenues and operating income amounts reported below include wholesale and retail operations, servicing and other income, and net interest income from our on-balance sheet securitizations. Estimated fair value of mortgage loans originated by our Wholesale and Retail Divisions represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

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

Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included below (dollars in thousands):

	Three Months ended June 30, 2004	Three Months ended June 30, 2003	Six Months ended June 30, 2004	Six Months ended June 30, 2003

Funding Volume
Wholesale	$11,086,242	5,324,063	18,781,248	9,561,251
Retail	1,169,625	478,935	1,910,975	931,217
	$12,255,867	5,802,998	20,692,223	10,492,468

Mortgage Loans Held for Investment	$3,457,776	712,410	3,457,776	1,206,015

Segment Revenues:
Wholesale	$331,268	196,079	576,187	338,599
Retail	64,065	41,642	110,284	78,388
Mortgage loans held for investment	97,472	9,600	176,809	15,895
Servicing & other	11,526	9,011	21,433	17,760
Interest income on mortgage loans held for sale and other net interest income	89,085	50,115	158,096	89,968
Elimination of allocated gain on sale and net deferred origination fees and expenses	(178,648)	(90,983)	(267,041)	(144,158)

Total revenues	$414,768	215,464	775,768	396,452

Segment Net Operating Income:
Wholesale	$182,483	112,195	308,398	180,534
Retail	12,126	9,469	19,621	15,211
Mortgage loans held for investment	46,930	2,382	73,413	3,756
Servicing & other	4,662	2,249	8,231	6,123
Net interest income on mortgage loans held for sale and other net interest income	55,209	33,081	101,241	57,121
Elimination of allocated gain on sale	(117,179)	(40,768)	(154,741)	(60,839)
Unallocated shared general and administrative expenses	(21,845)	(14,474)	(37,310)	(19,715)

Total net operating income	$162,386	104,134	318,853	182,191

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. As such, a reading of the Annual Report on Form 10-K, as amended, is necessary to an informed understanding of the following discussions.

On April 5, 2004, our board of directors unanimously voted in favor of converting New Century Financial to a REIT, subject to a number of conditions, including Securities and Exchange Commission review and stockholder approval of the merger component of the REIT conversion. Because of the impact of taxes, distributions and the change in business focus following the merger and the other restructuring activities necessary for us to qualify as a REIT, our historical results of operations may not be comparable to the results of our operations following the merger and those activities.

The Company

New Century Financial is one of the nation’s largest mortgage finance companies in terms of subprime loan volume, providing first and second mortgage products to borrowers nationwide through our subsidiaries. New Century Financial was incorporated in Delaware in November 1995 and commenced lending operations in February 1996. We offer mortgage products designed for borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac. In connection with our loan origination business, we originate and purchase loans on the basis of the borrower’s perceived ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment and the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). We have been originating and purchasing these types of loans since 1996 and we have created a proprietary automated credit grading and pricing methodology that we believe, as evidenced by our historical loan performance, gives us the ability to more effectively evaluate credit risk and more efficiently price our products.

Our borrowers generally have considerable equity in the property securing the loan (as evidenced by the average LTV of loans we originated in 2004 of 78.2%), but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income, as well as individuals who prefer the prompt and personalized service we provide. We originate and purchase loans through wholesale and retail channels. Wholesale loans are originated or purchased from independent mortgage brokers by the Wholesale Division of one of our wholly-owned subsidiaries, New Century Mortgage. We do not purchase bulk pools of loans from third parties, although we do purchase closed loans on a flow basis from our correspondent lenders. Retail originations are made through New Century Mortgage’s network of branch offices and its centralized telemarketing unit. After originating or purchasing loans, we then sell those loans through whole loan sales or securitizations. We may structure securitizations as sales (off-balance sheet securitizations) or financings (on-balance sheet securitizations). Under the on-balance sheet securitization structure, we do not recognize a gain on sale at the time of the transaction, but rather recognize net interest income as payments are received on the underlying loans.

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

Until 2003, we typically structured our securitizations as sales for financial reporting purposes, and the gain on sale from loans sold through securitization was a significant percentage of our revenues. During 2003, we shifted our strategy to address the cyclical nature of our earnings with the goal of generating a more stable long-term earnings stream. Our principal strategy to achieve this goal is to hold loans on our balance sheet. Because our financing facilities are short-term in nature and generally do not allow loans to be financed through the facility for longer than 180 days, a securitization structure offers the most attractive means to finance loans on our balance sheet. Consequently, during 2003 we began to structure our securitizations as financings rather than sales. To support the goal of matching the timing of cash flows with the recognition of earnings on our loans, we make an initial cash investment so that the securitization trusts begin to return cash flow to us beginning in the first month following securitization. Therefore, we require cash and capital to make an initial investment, as well as to support the loans on our balance sheet. During 2003 and the first half of 2004, we sold roughly 80% of our loans through whole loan sales, providing the cash and capital to support the 20% we added to our balance sheet. Our goal is to continue to add mortgage loans to our balance sheet in order to reduce the reliance on the origination and sale of loans for earnings and cash flows.

While we expect to continue to grow our balance sheet, a significant portion of our net income will still come from our origination franchise.

The principal metric we use to measure the value of the origination franchise is the operating margin described above, which has three components: (i) gain on sale of loans; (ii) net interest income; and (iii) loan origination or acquisition costs.

Gain on Sale of Loans

Gain on sale of loans is affected by the condition of the secondary market for our loans. This market has been very strong for at least the past two years, partly as a result of the interest rate environment (low short-term rates relative to long-term rates, also known as a steep yield curve). In the past few quarters, as interest rates began to rise, the underlying factors that affect secondary market pricing remained relatively stable.  However, because we and other lenders did not necessarily raise the interest rates we charge our borrowers with the overall interest rate environment, pricing has declined, reducing overall gain on sale margins.

Net Interest Income on Mortgage Loans Held for Sale

We typically hold our mortgage loans held for sale for a period of 30 to 45 days before they are sold in the secondary market. During that time, we earn the coupon rate of interest paid by the borrower and we pay interest to the lenders that provide our financing facilities. During 2003, the difference between these interest rates was typically in excess of 5%. More recently, the margin has decreased to between 4% and 5% as short-term rates have increased greater than our average coupon rates.   We manage the timing of our sales to optimize the net interest income we earn on the loans, while preserving the ability to sell the loans at the maximum price.

Loan Origination or Acquisition Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to brokers or correspondents, net of fees we receive from borrowers, plus our operating expenses associated with the origination business. We typically refer to this as our loan acquisition costs. For the past few years, our loan acquisition costs have steadily decreased as a result of growth and technology initiatives. We continue to focus on reducing our loan acquisition costs so that we can maintain a strong operating margin in periods when the secondary market for our loans is not as favorable.  The decrease in loan acquisition costs in the second quarter reflects the increase in production volume.  Based on our expectations that volume will stabilize during the second half of 2004, we anticipate loan acquisition costs to normalize to 2.25% for the remainder of the year.  Loan acquisition cost is defined as the fees paid to wholesale brokers and correspondents, direct loan origination costs, including commissions and corporate overhead costs, less points and fees received from borrowers, divided by total production volume.  Loan acquisition costs do not include profit-based compensation, servicing division overhead and start-up expenses.

Loan Originations and Purchases

As of June 30, 2004, our Wholesale and Retail Divisions operated through 26 regional operating centers. The Wholesale Division originated or purchased $18.8 billion in loans during the six months ended June 30, 2004. As of June 30, 2004, our Retail Division originated loans through 74 sales offices, including our centralized telemarketing unit. Our Retail Division originated or purchased $1.9 billion in loans during the six months ended June 30, 2004.

During the six months ended June 30, 2004, approximately $12.9 billion, or 62.1% of our mortgage production consisted of cash-out refinancings, where the borrowers refinanced their existing mortgages and received cash representing a portion of the equity in their homes.  For the same period, approximately $6.7 billion, or 32.4% of our mortgage production was represented by home purchase finance loans.  The remainder of our mortgage production was represented by transactions in which borrowers refinance their existing mortgages to obtain a better interest rate or loan maturity, or rate and term refinance transactions.  For the six months ended June 30, 2003, total originations consisted of $6.6 billion, or 63.2%, of cash-out refinancings, $2.2 billion, or 21.0% of home purchase financing, and $1.7 billion, or 15.8%, of rate and term refinancings.  Our geographic expansion and focus on increasing our home purchase business have resulted in the shift in mix between home purchase and rate and term refinancings.

For the six months ended June 30, 2004, full documentation loans as a percentage of total originations totaled $10.9 billion or 52.9%, limited documentation loans totaled $978.2 million, or 4.7%, and stated documentation loans totaled $8.8 billion, or 42.4%.  Full documentation loans generally require applicants to submit two written forms of verification of stable income for at least 12 months.  Limited documentation loans generally require applicants to submit 12 consecutive monthly bank statements on their individual bank accounts.  Stated income documentation loans are based upon stated monthly income if the applicant meets certain criteria.  For the six months ended June 30, 2003, full documentation loans as a percentage of total originations totaled $6.1 billion, or 57.8%, limited documentation loans totaled $559.8 million, or 5.3%, and stated documentation loans totaled $3.9 billion, or 36.9%.

Loan Sales and Securitizations

One of our primary sources of revenue is the recognition of gain on sale of our loans through whole loan sales and from 1997 to 2002, off-balance sheet securitizations. In a whole loan sale, we recognize and receive a cash gain upon sale. In an off-balance sheet securitization transaction structured as a sale for financial reporting purposes, we typically recognize a gain on sale at the time the loans are sold, and receive cash flows over the actual life of the loans. The use of a net interest margin transaction, or NIM, concurrent with or shortly after an off-balance sheet securitization transaction allows us to receive a substantial portion of the gain in cash at the closing of the NIM transaction, rather than over the actual life of the loans.

Since the first quarter of 2003, we have structured most of our securitizations as financings rather than sales. Such structures do not result in gain on sale at the time of the transaction, but rather yield interest income as the payments on the underlying mortgages are received. The following table sets forth secondary marketing transactions for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Premium whole loan sales	$6,403,993	$4,820,523	$13,713,146	$8,928,265
Off-balance sheet securitizations	337,148	—	337,148	—
Total premium sales	6,741,141	4,820,523	14,050,294	8,928,265
Discounted whole loan sales	50,153	60,594	90,675	108,076
Total sales	6,791,294	4,881,117	14,140,969	9,036,341
On-balance sheet securitizations	3,457,776	712,410	3,457,776	1,206,015
Total secondary market transactions	$10,249,070	$5,593,527	$17,598,745	$10,242,356

On-Balance Sheet Securitizations

During the three and six months ended June 30, 2004, we completed two securitizations totaling $3.5 billion, which were structured as on-balance sheet securitizations for accounting purposes under SFAS No. 140.  On August 4, 2004, we completed a $1.7 billion securitization structured as an on-balance sheet securitization, which is included in the balance of mortgage loans held for investment at June 30, 2004.  The “portfolio-based” accounting treatment for securitizations structured as financings and recorded on-balance sheet is designed to more closely match the recognition of income with the receipt of cash payments. Also, this on-balance sheet securitization structure is consistent with our strategy to generate primarily cash-based earnings rather than non-cash gain on sale revenue. Because we do not record gain on sale revenue in the period in which the on-balance sheet securitization occurs, the use of such portfolio-based accounting structures will result in lower income in the period in which the securitization occurs than would a traditional off-balance sheet securitization. However, the recognition of income as interest payments are received on the underlying mortgage loans is expected to result in higher income recognition in future periods than would an off-balance sheet securitization. During the six months ended June 30, 2003, we completed two on-balance sheet securitizations totaling $1.2 billion.

Off-Balance Sheet Securitizations

During the six months ended June 30, 2004 we completed one off-balance sheet transaction totaling $337.1 million, related to our investment in Carrington Mortgage Credit Fund I, LP.  During the six months ended June 30, 2003, we did not complete any off-balance sheet securitization transactions.

In the first quarter of 2004, we invested $2 million in Carrington Capital Management, LLC and $25 million in Carrington Mortgage Credit Fund I, LP (“Carrington”), which is sponsored by Carrington Capital Management, LLC (“LLC”).  Carrington acquires individual and pooled single-family residential sub-prime loans and securitizes them in transactions structured as sales.  Carrington then sells certain securities to the mortgage-backed securities market and retains other securities for investment.  Carrington may acquire additional assets (including regular and residual interests, whole loans, participation certificates, grantor trust and trust certificates, warehousing and servicing interests) in either the primary or secondary markets.  We are currently the sole investor in Carrington until additional capital is raised.  One year following our investment, we may redeem our interest in Carrington on a quarterly basis.  In addition, within one year of our initial investment in Carrington, the General Partner (“GP”) of Carrington Capital Management, LLC will purchase not less than 3 loan pools from us at current market rates on behalf of Carrington, totaling not less than $750 million.  We own 35% of LLC and are entitled to 35% of the net earnings paid as a dividend annually for a total of 8 years.  The GP will be entitled to an annual management fee of 1.5% as well as an incentive fee of 20% of annual net profits over a 7% preferred return.  We will exchange our Class A (voting) interest in 5 years for the return of our capital and a contractually designated rate of return for Class B (non-voting) interests, which are callable at the end of year 8 for $1.00.  The GP intends to register as an Investment Advisor and a Broker/Dealer.    These investments are consolidated with our financial statements for financial reporting purposes.   In May 2004, Carrington executed a securitization transaction structured as a sale rather than a financing, resulting in the addition of a residual interest totaling $35.7 million.   Further, as the securitization was a sale to third parties, we recognized a gain of $13.5 million, which represents the premium paid to us by Carrington to acquire the pool of loans to securitize.  This premium was based on market rates for similar transactions at the time of execution.

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

On a quarterly basis, we review the underlying assumptions to value each residual interest and adjust the carrying value of the securities based on actual experience and industry trends.  To determine the residual asset value, we project cash flow for each security.  To project cash flow, we use base assumptions for the constant prepayment rate, or CPR, and losses for each product type based on historical performance.  We updated each security to reflect actual performance to date and we adjust base assumptions for CPR and losses based on historical experience to project performance of the security from that date forward.  We then use the London Interbank Offered Rate, or LIBOR, forward curve to project future interest rates and compute cash flow projections for each security.  We then discount the projected cash flows at a rate commensurate with the risk involved.  At June 30, 2004, for securitizations executed prior to 2004, we used discount rates of 12% for residual interests and 14% for residual interests through NIM transactions.  For the securitization completed during the second quarter of 2004, we utilize a discount rate of 14.5% on the estimated cash flows.  There is not a NIM transaction associated with the 2004 transaction.

During the quarter ended June 30, 2004, as a result of our quarterly evaluation of the residual interests, we recorded an $8.2 million decrease in the fair value of the residual assets.  This fair value adjustment represents the change in the estimated present value of future cash flows from the residual interests.   No fair value adjustment was made to the residual assets during the quarter ended June 30, 2003.

Discounted Loan Sales

For the quarter ended June 30, 2004, we sold $50.2 million in loans that had been repurchased from or rejected by whole loan investors, compared to $60.6 million in loans for the same period in 2003. Discounted sales as a percentage of whole loans sales declined to 0.74% for the quarter ended June 30, 2004 from 1.24% for the quarter ended June 30, 2003, as a result of lower repurchase rates in 2004. The total loss severity was 7.19% for the three months ended June 30, 2004, a decline of 42.3% compared to 12.46% for the three months ended June 30, 2003. The loss severity decreased primarily as a result of a stronger and more active secondary market for these types of loans in 2004.

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

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements. These estimates and assumptions include, but are not limited to, the interest rate environment, the economic environment, secondary market conditions, and the performance of the loans underlying our residual assets and mortgage loans held for investment.

Allowance for Losses on Mortgage Loans Held for Investment

For our mortgage loans held for investment, we establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date. We charge off uncollectible loans at the time of liquidation. We evaluate the adequacy of this allowance each quarter, giving consideration to factors such as the current performance of the loans, credit characteristics of the portfolio, the value of the underlying collateral, and the general economic environment. In order to estimate an appropriate allowance for losses on loans held for investment, we estimate losses using “static pooling,” which stratifies the loans held for investment into separately identified vintage pools. Using historic experience and taking into consideration the factors above, we estimate an allowance for credit losses, which we believe is adequate for known and inherent losses in the portfolio of mortgage loans held for investment. Provision for losses is charged to our consolidated statement of operations. Losses incurred on mortgage loans held for investment are charged to the allowance.

The allowance for losses on mortgage loans held for investment as a percentage of mortgage loans held for investment as of June 30, 2004 was approximately 0.7%.

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

We allocate our basis in the mortgage loans and Residuals between the portion of the mortgage loans and Residuals sold through the Certificates and the portion retained (the Residuals and servicing assets) based on the relative fair values of those portions on the date of sale. We may recognize gains or losses attributable to the changes in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as “held-for-trading” securities. We are not aware of an active market for the purchase or sale of Residuals and, accordingly, we determine the estimated fair value of the Residuals by discounting the expected cash flows released from the OC Account (the cash out method) using a discount rate commensurate with the risks involved.  For securitizations executed prior to 2004, we utilize a discount rate of 12.0% on the estimated cash flows released from the OC Account to value the Residuals through securitization transactions and 14.0% on the estimated cash flows released from the Trust to value Residuals through NIMS transactions.  For the securitization completed during the second quarter of 2004, we utilize a discount rate of 14.5% on the estimated cash flows.  There is not a NIM transaction associated with the 2004 transaction.

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

The Annual Percentage Rate, or APR, on the mortgage loans is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset. In determining the value of the Residuals, we estimate the future rates of prepayments, prepayment penalties that we will receive, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. We estimate average cumulative losses as a percentage of the original principal balance of the mortgage loans of 1.35% to 4.15% for adjustable-rate securities and 2.09% to 5.23% for fixed-rate securities. These estimates are based on historical loss data for the loans, the specific characteristics of the loans, and the existence of mortgage insurance. While the range of estimated cumulative pool losses is fairly broad, the weighted average cumulative pool loss estimate for the entire portfolio of residual assets was 3.73% at June 30, 2004. We estimate prepayments by evaluating historical prepayment performance of our loans and the impact of current trends. We use a prepayment curve to estimate the prepayment characteristics of the mortgage loans. The rate of increase, duration, severity, and decrease of the curve depends on the age and nature of the mortgage loans, primarily whether the mortgage loans are fixed or adjustable and the interest rate adjustment characteristics of the mortgage loans (6-month, 1-year, 2-year, 3-year, or 5-year adjustment periods). These prepayment curve and default estimates have resulted in weighted average lives of between 2.23 to 2.64 years for our adjustable-rate securities and 2.37 to 3.56 years for our fixed-rate securities executed prior to 2004.  The estimates used in the 2004 Carrington securitization resulted in a blended weighted-average life of 5.89 years.

During the six months ended June 30, 2004, the Residuals provided $27.5 million in cash flow to us. We perform an evaluation of the Residuals quarterly, taking into consideration trends in actual cash flow performance, industry and economic developments, as well as other relevant factors. For the quarter ending June 30, 2004, we updated the models for actual performance and change in interest rates and made some slight adjustments to prepayment and loss assumptions, resulting in an $8.2 million downward fair value adjustment for the quarter.

The Bond and Certificate holders and their securitization trusts have no recourse to us for failure of mortgage loan borrowers to pay when due. Our Residuals are subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

Allowance for Repurchase Losses

The allowance for repurchase losses on loans sold relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. Generally, repurchases are required within 90 days from the date the loans are sold.  Occasionally, we may repurchase loans after 90 days have elapsed.  Provisions for losses are charged to gain on sale of loans and credited to the allowance while actual losses are charged to the allowance.  As of June 30, 2004 and December 31, 2003, approximately $6.8 billion and $6.8 billion, respectively, are subject to repurchase, representing loans sold during the second quarter of 2004 and the fourth quarter of 2003.

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

Derivative Instruments Designated as Hedges

During the three months ended June 30, 2004, we accounted for certain Euro Dollar Futures and Interest Rate Cap contracts designated and documented as hedges pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Pursuant to SFAS 133 these contracts have been designated as hedging the exposure to variability of cash flows from our financing on mortgage loans held for investment attributable to changes in interest rates. Hedge accounting requires that the effective portion of the gain or loss in the fair value of a derivative instrument designated as a hedge be reported in other comprehensive income and the ineffective portion be reported in current earnings.  Additionally, in June 2004, certain Euro Dollar Futures contracts were designated as hedges of the fair values of certain fixed-rate mortgage loans held for investment and certain mortgage loans held for sale, pursuant to SFAS 133.  Hedge accounting requires that for a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability attributable to the hedged risk be reported in current earnings.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenues
Gain on sale of loans	51.8%	67.9%	53.7%	68.6%
Interest income
Interest on mortgage loans held for sale	21.5%	23.2%	20.4%	22.7%
Interest on mortgage loans held for investment	23.5%	4.5%	22.8%	4.0%
Other interest income	0.0%	0.0%	0.0%	0.0%
Residual interest income	1.1%	2.8%	1.2%	3.2%
Servicing income	2.1%	1.6%	1.9%	1.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Expenses
Personnel	26.3%	23.4%	24.5%	25.1%
Interest Expense
Interest on credit facilities and other short-term borrowings	7.2%	7.8%	6.4%	8.1%
Interest on financing on mortgage loans held for investment	8.0%	1.3%	8.5%	1.1%
Interest on convertible notes	0.5%	0.0%	0.5%	0.0%
Other interest expense	0.5%	0.1%	0.4%	0.2%
General and administrative	9.5%	12.1%	9.4%	12.6%
Provision for loan losses on mortgage loans held for investment	4.1%	2.1%	4.8%	1.9%
Advertising and promotion	2.6%	3.0%	2.7%	3.2%
Professional services	2.1%	1.9%	1.7%	1.8%
Total expenses	60.8%	51.7%	58.9%	54.0%
Earnings before income taxes	39.2%	48.3%	41.1%	46.0%
Income taxes	14.5%	20.1%	16.7%	19.1%
Net earnings	24.7%	28.2%	24.4%	26.9%

As our portfolio of on-balance sheet securitizations increases, a greater percentage of our revenues are derived from interest income.  The increase in interest expense and provision for loan losses are also reflective of the growth of the on-balance sheet securitization portfolio.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Originations and Purchases

We originated and purchased $20.7 billion in loans for the six months ended June 30, 2004, compared to $10.5 billion for the six months ended June 30, 2003. For the six months ended June 30, 2004, full documentation loans as a percentage of total originations totaled $10.9 billion or 52.9%, limited documentation loans totaled $978.2 million, or 4.7%, and stated documentation loans totaled $8.8 billion, or 42.4%.  The weighted average FICO score of our borrowers for the six months ended June 30, 2004 was 628.  For the six months ended June 30, 2003, full documentation loans as a percentage of total originations totaled $6.1 billion or 57.8%, limited documentation loans totaled $559.8 million, or 5.3%, and stated documentation loans totaled $3.9 billion, or 36.9%.  The weighted average FICO score of our borrowers for the six months ended June 30, 2003 was 598.  Wholesale loan originations and purchases were $18.8 billion, representing 90.8% of total originations and purchases for the six months ended June 30, 2004. Retail loan originations and purchases were $1.9 billion, representing 9.2% of total originations and purchases for the six months ended June 30, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $9.6 billion and $931.2 million, respectively, representing 91.1% and 8.9% of total originations and purchases for that period. The increase in originations in 2004 is primarily the result of incremental volume generated by our strategy to price competitively within our market in the face of a rising interest rate environment.  This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed rate product than our historical core business. In addition, we have continued our previously announced initiative to expand geographically, and are receiving additional contributions from operating centers opened during 2003.

During the first six months of 2004, our wholesale loan originations and purchases totaled $18.8 billion, or 90.8% of our total loan production, compared to $9.6 billion, or 91.1%, of our total loan production during the first six months of 2003.  This production consisted of $11.3 billion, or 60.1%, of cash-out refinancings, $6.6 billion, or 35.3%, of home purchase financing, and $874.3 million, or 4.6%, of rate and term refinancings.  During the six months ended June 30, 2003, wholesale production consisted of $5.9 billion, or 61.3%, of cash-out refinancings, $2.2 billion, or 22.8%, of home purchase financing, and $1.5 billion, or 15.9%, rate and term refinancings.  Further, total wholesale production for the six months ended June 30, 2004 consisted of $13.1 billion, or 69.7%, of adjustable-rate loans, and $5.7 billion, or 30.3%, of fixed rate loans.  For the six months ended June 30, 2003, wholesale production consisted of $7.2 billion, or 75.7%, of adjustable-rate loans, and $2.3 billion, or 24.3%, of fixed rate loans.

For the six months ended June 30, 2004, full documentation loans as a percentage of wholesale originations totaled $9.5 billion, or 50.7%, limited documentation loans totaled $877.1 million, or 4.7%, and stated documentation loans totaled $8.4 billion, or 44.6%.  For the six months ended June 30, 2003, full documentation loans as a percentage of wholesale originations totaled $5.4 billion, or 56.0%, limited documentation loans totaled $503.5 million, or 5.2%, and stated documentation loans totaled $3.7 billion, or 38.8%.

During the first six months of 2004, our Retail Division originated $1.9 billion, or 9.2%, of our total loan production, compared to $931.2 million, or 8.9%, of our total loan production during the first six months of 2003.  This production consisted of $1.6 billion, or 81.9%, of cash-out refinancings, $80.7 million, or 4.2%, of home purchase financing, and $264.4 million, or 13.9%, of rate and term refinancings.  During the six months ended June 30, 2003, retail production consisted of $774.9 million, or 83.2% of cash-out refinancings, $20.1 million, or 2.2%, of home purchase financing, and $136.2 million, or 14.6%, rate and term refinancings.  Further, total retail production for the six months ended June 30, 2004 consisted of $950.8 million, or 49.8%, of adjustable-rate loans, and $960.2 million, or 50.2%, of fixed rate loans.  For the six months ended June 30, 2003, retail production consisted of $639.2 million, or 68.6%, of adjustable-rate loans, and $292.0 million, or 31.4%, of fixed rate loans.

For the six months ended June 30, 2004, full documentation loans as a percentage of retail originations totaled $1.4 billion, or 74.5%, limited documentation loans totaled $101.1 million, or 5.3%, and stated documentation loans totaled $386.1 million, or 20.2%.  For the six months ended June 30, 2003, full documentation loans as a percentage of retail originations totaled $712.5 million, or 76.5%, limited documentation loans totaled $56.3 million, or 6.1%, and stated documentation loans totaled $162.4 million, or 17.4%.

Historically, the subprime mortgage market has focused on home purchases and cash-out refinancings, rather than interest rate driven refinancings, which have caused this market segment to be less interest rate sensitive, and therefore less volatile, than the prime mortgage market.

Loan Sales and Mortgage Loans Held for Investment

Loan sales increased to $14.1 billion for the six months ended June 30, 2004, from $9.0 billion for the corresponding period in 2003, an increase of 56.5%. This increase is the result of an increased inventory of mortgage loans available for sale due to higher production volume, as well as favorable conditions in the whole loan sale market. In addition, we added approximately $5.1 billion to our portfolio of mortgage loans held for investment during the first six months of 2004, compared to the addition of $1.2 billion in mortgage loans held for investment in 2003, which is consistent with our goal of securitizing approximately 20% of our production through sales structured as financings and recorded on-balance sheet.

Revenues

Total revenues for the six months ended June 30, 2004, increased by 95.7% to $775.8 million, from $396.5 million for the same period a year ago. This increase was primarily due to a 53.3% increase in gain on sale of loans, a 216.4% increase in interest income and a 148.7% increase in servicing income, partially offset by a 26.2% decrease in residual interest income.

Gain on Sale

Gain on sale of loans increased to $417.0 million, a 53.3% increase for the six months ended June 30, 2004, compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $14.1 billion in 2004 from $9.0 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in the net execution to 4.04% in 2004 from 4.28% in 2003. We anticipate prices in the second half of 2004 to be lower than recent levels, and for all of 2004 we expect our net execution to be between 3.50% and 3.75%. Net execution represents the premium paid to us by third party investors in whole loans sale transactions. It does not include premiums we pay to originate the loans, hedging gains or losses, fair value adjustments or net deferred origination fees. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Six Months Ended June 30,
	2004	2003
Cash gain from loan sale transactions	$554,061	$356,034
Gain from securitization of loans (1)	13,452	—
Non-cash gain from servicing asset	—	7,777
Cash gain on sale of servicing rights	—	24,110
Provision for repurchase losses	(3,184)	(4,413)
Fair value adjustment of residual securities	(6,770)	1,606
Non-refundable loan fees (2)	104,591	61,836
Premiums paid (3)	(131,460)	(84,262)
Origination costs	(114,700)	(83,900)
Hedging gains (losses)	1,037	(6,704)
Gain on sale of loans	$417,027	$272,084

(1)                         Gain from Carrington securitization transaction, which was structured as a sale.

(2)                         Non-refundable loan fees represent points and fees collected from borrowers.

(3)                         Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 216.4% to $334.9 million for the six months ended June 30, 2004, compared to $105.9 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for sale and mortgage loans held for investment.

Interest income on mortgage loans held for sale increased 75.8% to $158.1 million for the six months ended June 30, 2004 versus $89.9 million for the six months ended June 30, 2003, due mainly to higher average outstanding balances of unsold inventory, which resulted from higher production volume during the six months ended June 30, 2004. The average balance of loans held for sale grew from $2.4 billion for the six months ended June 30, 2003 to $4.6 billion for the comparable period in 2004; this increase was partially offset by a reduction in the weighted average interest rate from 7.41% for the six months ended June 30, 2003 to 6.89% for the comparable period in 2004.  Interest income from mortgage loans held for investment from our on-balance sheet portfolio was $176.8 million versus $15.9 million, due to an increase in average balance for the six months ended June 30, 2004 versus the six months ended June 30, 2003.  The average balance of mortgage loans held for investment grew from $410 million for the six months ended June 30, 2003 to $5.1 billion for the comparable period in 2004; this increase was partially offset by a reduction in the weighted average interest rate from 7.75% for the six months ended June 30, 2003 to 6.91% for the comparable period in 2004.

Changes in our net interest income are a function of changes in both interest rates and volumes of interest-earning assets and interest-bearing liabilities.  The following table sets forth information regarding changes in our interest income and expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, we have provided information on changes attributable to:

•                  changes in volume – changes in volume multiplied by comparative period rate;

•                  changes in rate – changes in rate multiplied by comparative period volume; and

•                  changes in rate/volume – changes in rate multiplied by changes in volume.

Interest-earning asset and interest-bearing liability balances used in the calculation represent quarterly average balances computed using the average of each month’s daily average balance during the period indicated.

	Three Months Ended June 30, 2004 Versus June 30, 2003 Changes Due To				Six Months Ended June 30, 2004 Versus June 30, 2003 Changes Due To
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
Interest income:

Mortgage loans held for sale	$48,505	(4,829)	(4,676)	39,000	$80,285	(6,408)	(5,723)	68,154
Mortgage loans held for investment	99,107	(992)	(10,243)	87,872	182,643	(1,740)	(19,989)	160,914
Cash and investments	162	(41)	(151)	(30)	203	(52)	(177)	(26)
Change in interest income	147,774	(5,862)	(15,070)	126,842	263,131	(8,200)	(25,889)	229,042

Interest expense:

Credit facilities	18,648	(2,680)	(2,982)	12,986	31,424	(7,100)	(6,912)	17,412
Financing on mortgage loans held for investment	29,213	128	1,375	30,716	52,744	718	8,500	61,962
Convertible notes	—	—	2,126	2,126	—	—	4,250	4,250
Other borrowings	398	546	786	1,730	450	1,062	834	2,346
Change in interest expense	48,259	(2,006)	1,305	47,558	84,618	(5,320)	6,672	85,970

Change in net interest income	$99,515	$(3,856)	$(16,375)	$79,284	$178,513	$(2,880)	$(32,561)	$143,072

Residual Interest Income

Residual interest income decreased 26.2% to $9.4 million for the six months ended June 30, 2004, compared to $12.7 million for the corresponding period in 2003, primarily as a result of the decrease in the average balance of residual interests in securitizations, excluding the residual interest in securitization resulting from the Carrington securitization transaction.

Servicing Income

Servicing income increased to $13.6 million for the six months ended June 30, 2004, from $5.8 million for the six months ended June 30, 2003. This increase was due to a larger income generating mortgage loan servicing portfolio during the six months ending June 30, 2004. While the total portfolio grew to $20.9 billion as of June 30, 2004, the portion of the portfolio which contributes to servicing income was $7.0 billion, consisting of  $0.6 billion of loans sold servicing retained, and $6.4 billion of loans serviced for others on an interim basis pending transfer to investors. As of June 30, 2003, the total portfolio of loans serviced by us included $0.5 billion of loans sold servicing retained and $1.8 billion of loans serviced for others on an interim basis pending transfer to investors.  In April 2004, we received an initial rating of average from Fitch Ratings, and a rating of average from Standard & Poors in June 2004, which we believe will enable us to grow our servicing portfolio in the future through increased sales of loans on a servicing retained basis. We expect to service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale.

Expenses

Expenses increased 113.3% to $456.9 million for the six months ended June 30, 2004, compared to $214.3 million for the same period in 2003, due primarily to increases in personnel expenses, provision for losses on mortgage loans held for investment and interest expense.

Personnel expenses increased to $190.0 million for the six months ended June 30, 2004, from $99.6 million for the same period in 2003, an increase of 90.7%. The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits.  Total staffing was 4,624 on June 30, 2004, compared to 2,973 on June 30, 2003, an increase of 55.5%.

Provision for losses on mortgage loans held for investment increased to $37.0 million for the six months ended June 30, 2004, from $7.7 million for the same period in 2003, due to the increase in the portfolio of mortgage loans held for investment and related allowance for loan losses.   We establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date.  Mortgage loans held for investment grew from $1.2 billion at June 30, 2003 to $9.1 billion at June 30, 2004.

Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing, interest incurred on the convertible debt, and other costs associated with accessing our credit facilities.  Interest expense increased to $123.3 million for the six months ended June 30, 2004, from $37.3 million for the same period in 2003, primarily due to an increase in average outstanding balances on credit facilities due to higher production volume, the convertible debt, and interest expense on the increased financing of securitized mortgage loans.  The average balance of our credit facilities increased from $2.3 billion to $4.5 billion; while our average borrowing rate on the credit facilities decreased from 2.85% for the six months ended June 30, 2003 to 2.22% for the comparable period in 2004.  Our average balance of securitization bond financing increased from $399 million for the six months ended June 30, 2003 to $5.1 billion for the comparable period in 2004; and our average borrowing rate on the securitization bond financing grew slightly from 2.23% for the six months ended June 30, 2003 to 2.59% for the comparable period in 2004.  The convertible debt balance at June 30, 2004 was $210 million compared to zero at June 30, 2003.

Income Taxes

Income taxes increased to $129.2 million for the six months ended June 30, 2004, from $75.6 million for the comparable period in 2003. This increase was due to a $136.7 million increase in pretax income resulting from higher production volume, and an additional provision of $3.5 million related to the reversal of the 2002 California tax benefit from NC Residual II Corporation, our existing real estate investment trust, which holds our residual interests and certain mortgage loans held for investment, offset by the reversal of $5 million of income tax expense previously provided and a decrease in the effective tax rate.  During the second quarter of 2004, we resolved an Internal Revenue Service examination of our consolidated tax returns for the years 1998 through 2001.  The conclusion of the examination resulted in the reversal of $5 million of income tax expense previously provided.  Further, the outcome of the examination allowed us to reduce our expected income tax rate to 41 percent from 42 percent.  The combined impact of these adjustments in the second quarter of 2004 was $8.2 million.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Originations and Purchases

We originated and purchased $12.3 billion in loans for the three months ended June 30, 2004, compared to $5.8 billion for the three months ended June 30, 2003. For the quarter ended June 30, 2004, full documentation loans as a percentage of total originations totaled $6.5 billion, or 52.7%, limited documentation loans totaled $546.9 million, or 4.5%, and stated documentation loans totaled $5.2 billion or 42.8%.  The weighted average FICO score of our borrowers for the three months ended June 30, 2004 was 634.  For the quarter ended June 30, 2003, full documentation loans as a percentage of total originations totaled $3.4 billion, or 57.9%, limited documentation loans totaled $285.0 million, or 4.9%, and stated documentation loans totaled $2.2 billion or 37.2%.  The weighted average FICO score of our borrowers for the three months ended June 30, 2003 was 599.  Wholesale loan originations and purchases were $11.1 billion, representing 90.5% of total originations and purchases for the three months ended June 30, 2004. Retail loan originations and purchases were $1.2 billion, representing 9.5% of total originations and purchases for the three months ended June 30, 2004. For the same period in 2003, wholesale and retail originations and purchases totaled $5.3 billion and $478.9 million, respectively, representing 91.7% and 8.3% of total originations and purchases for that period. The increase in originations in 2004 is primarily the result of incremental volume generated by our strategy to price competitively within our market in the face of a rising interest rate environment.  This strategy resulted in the origination of an incremental volume of mortgage loans with higher FICO scores and a greater percentage of fixed rate product than our historical core business. In addition, we have continued our previously announced initiative to expand geographically, and are receiving additional contributions from operating centers opened during 2003.

During the three months ended June 30, 2004, our wholesale loan originations and purchases totaled $11.1 billion, or 90.5%, of our total loan production, compared to $5.3 billion, or 91.7%, of our total loan production during the same period in 2003.  This production consisted of $6.4 billion, or 57.8%, of cash-out refinancings, $4.2 billion, or 37.6%, of home purchase financing, and $514.8 million, or 4.6%, of rate and term refinancings.  During the three months ended June 30, 2003, wholesale production consisted of $3.2 billion, or 60.6%, of cash-out refinancings, $1.3 billion, or 24.9%, of home purchase financing, and $775.7 million, or 14.5%, rate and term refinancings.  Further, total wholesale production for the three months ended June 30, 2004 consisted of $7.4 billion, or 66.7%, of adjustable-rate loans, and $3.7 billion, or 33.3%, of fixed rate loans.  For the three months ended June 30, 2003, wholesale production consisted of $4.1 billion, or 77.0%, of adjustable-rate loans, and $1.2 billion, or 23.0%, of fixed rate loans.

For the three months ended June 30, 2004, full documentation loans as a percentage of wholesale originations totaled $5.6 billion, or 50.4%, limited documentation loans totaled $487.9 million, or 4.4%, and stated documentation loans totaled $5.0 billion, or 45.2%.  For the three months ended June 30, 2003, full documentation loans as a percentage of wholesale originations totaled $3.0 billion, or 56.2%, limited documentation loans totaled $260.5 million, or 4.9%, and stated documentation loans totaled $2.1 billion, or 38.9%.

During the quarter ended June 30, 2004, our Retail Division originated $1.2 billion, or 9.5%, of our total loan production, compared to $478.9 million, or 8.3%, of our total loan production during the same period of 2003.  This production consisted of $960.7 million, or 82.2%, of cash-out refinancings, $55.2 million, or 4.7%, of home purchase financing, and $153.7 million, or 13.1%, of rate and term refinancings.  During the quarter ended June 30, 2003, retail production consisted of $400.5 million, or 83.6%, of cash-out refinancings, $11.5 million, or 2.4%, of home purchase financing, and $66.9 million, or 14.0%, rate and term refinancings.  Further, total retail production for the three months ended June 30, 2004 consisted of $531.5 million, or 45.4%, of adjustable-rate loans, and $638.1 million, or 54.6%, of fixed rate loans.  For the quarter ended June 30, 2003, retail production consisted of $328.3 million, or 68.6%, of adjustable-rate loans, and $150.6 million, or 31.4%, of fixed rate loans.

For the quarter ended June 30, 2004, full documentation loans as a percentage of retail originations totaled $876.2 million, or 74.9%, limited documentation loans totaled $59.0 million, or 5.1%, and stated documentation loans totaled $234.4 million, or 20.0%.  For the quarter ended June 30, 2003, full documentation loans as a percentage of retail originations totaled $366.8 million, or 76.6%, limited documentation loans totaled $24.5 million, or 5.1%, and stated documentation loans totaled $87.6 million, or 18.3%.

Loan Sales and Mortgage Loans Held for Investment

Loan sales increased to $6.8 billion for the three months ended June 30, 2004, from $4.9 billion for the corresponding period in 2003, an increase of 39.1%. This increase is due to an increase in the inventory of mortgage loans available for sale due to higher production volume, as well as favorable conditions in the whole loan sale market.  In addition, we added approximately $3.5 billion to our portfolio of mortgage loans held for investment during the second quarter of 2004, compared to the addition of $712.4 million in mortgage loans held for investment in the second quarter of 2003.

Revenues

Total revenues for the three months ended June 30, 2004, increased by 92.5% to $414.8 million, from $215.5 million for the same period a year ago. This increase was primarily due to a 47.0% increase in gain on sale of loans, a 212.4% increase in interest income and a 156.3% increase in servicing income, partially offset by a 25.2% decrease in residual interest income.

Gain on Sale

Gain on sale of loans increased to $215.1 million, a 47.0% increase for the three months ended June 30, 2004, compared to the same period in 2003. The increase in gain on sale of loans was the result of loan sale volume increasing to $6.8 billion in 2004 from $4.9 billion in 2003, and lower losses on discounted sales, partially offset by a reduction in the net execution to 4.27% in 2004 from 4.45% in 2003.  We anticipate prices in the second half of 2004 to be lower than recent levels, and for all of 2004 we expect our net execution to be between 3.50% and 3.75%. Net execution represents the premium paid to us by third party investors in whole loans sale transactions. It does not include premiums we pay to originate the loans, hedging gains or losses, fair value adjustments or net deferred origination fees. The components of the gain on sale of loans are illustrated in the following table (dollars in thousands):

	Three Months Ended June 30,
	2004	2003
Cash gain from loan sale transactions	$274,081	$206,867
Gain from securitization of loans (1)	13,452	—
Cash gain on sale of servicing rights	—	12,920
Provision for repurchase losses	(1,827)	(3,234)
Fair value adjustment of residual securities	(8,212)	—
Non-refundable loan fees (2)	61,169	33,912
Premiums paid (3)	(63,681)	(49,415)
Origination costs	(63,100)	(48,500)
Hedging gains (losses)	3,169	(6,268)
Gain on sale of loans	$215,051	$146,282

(1)                         Gain from Carrington securitization transaction, which was structured as a sale.

(2)                         Non-refundable loan fees represent points and fees collected from borrowers.

(3)                         Premiums paid represent fees paid to brokers for wholesale loan originations and purchases.

Interest Income

Interest income increased by 212.4% to $186.6 million for the three months ended June 30, 2004, compared to $59.7 million for the same period in 2003, primarily as a result of higher average balances of mortgage loans held for sale and mortgage loans held for investment.

Interest income on mortgage loans held for sale increased 77.9% to $89.1 million for the three months ended June 30, 2004 versus $50.1 million for the three months ended June 30, 2003, due to higher average outstanding balances of unsold inventory, which resulted from higher production volume during the three months ended June 30, 2004. The average balance of loans held for sale grew from $2.7 billion for the three months ended June 30, 2003 to $5.3 billion for the comparable period in 2004; this increase was partially offset by a reduction in the weighted average interest rate from 7.50% for the three months ended June 30, 2003 to 6.77% for the comparable period in 2004.  Interest income from mortgage loans held for investment from our on-balance sheet portfolio was $97.5 million versus $9.6 million, due to an increase in average balance for the three months ended June 30, 2004 versus the three months ended June 30, 2003.  The average balance of mortgage loans held for investment grew from $490 million for the three months ended June 30, 2003 to $5.5 billion for the comparable period in 2004; this increase was partially offset by a reduction in the weighted average interest rate from 7.84% for the three months ended June 30, 2003 to 7.03% for the comparable period in 2004.

Residual Interest Income

Residual interest income decreased 25.2% to $4.6 million for the three months ended June 30, 2004, compared to $6.1 million for the corresponding period in 2003, primarily as a result of the decrease in the average balance of residual interests in securitizations.

Servicing Income

Servicing income increased to $7.8 million for the three months ended June 30, 2004, from $3.3 million for the three months ended June 30, 2003. This increase was due to a larger income generating mortgage loan servicing portfolio during the three months ended June 30, 2004. While the total portfolio grew to $20.9 billion on June 30, 2004, the portion of the portfolio which contributes to servicing income was $7.0 billion, consisting of $0.6 billion of loans sold servicing retained, and $6.4 billion of loans serviced for others on an interim basis pending transfer to investors. As of June 30, 2003, the total portfolio of loans serviced by us included $0.5 billion of loans sold servicing retained and $1.8 billion of loans serviced for others on an interim basis pending transfer to investors. In April 2004, we received an rating of average from Fitch Ratings, and a rating of average from Standard & Poors in June 2004, which we believe will enable us to grow our servicing portfolio in the future through increased sales of loans on a servicing retained basis. We expect to service loans owned by third parties to take advantage of our technical capabilities, capitalization and economies of scale.

Expenses

Expenses increased 126.7% to $252.4 million for the three months ended June 30, 2004, compared to $111.3 million for the same period in 2003, due primarily to increases in personnel expenses, provision for losses on mortgage loans held for investment, and interest expense.

Personnel expenses increased to $109.0 million for the three months ended June 30, 2004, from $50.4 million for the same period in 2003, an increase of 116.1%.  The increase was due to growth in the number of employees, as well as higher commission and bonus expenses that are variable expenses dependent upon loan production volume and profits. Total staffing was 4,624 on June 30, 2004, compared to 2,973 on June 30, 2003, an increase of 55.5%.

Provision for losses on mortgage loans held for investment increased to $17.1 million for the three months ended June 30, 2004, from $4.5 million for the same period in 2003, due to the increase in the portfolio of mortgage loans held for investment and related allowance for loan losses.  We establish an allowance for loan losses based on our estimate of losses inherent and probable as of our balance sheet date.

Interest expense represents the interest incurred on all outstanding debt and securitization bond financing, as well as the amortization of bond issue costs on the securitization bond financing, interest incurred on the convertible debt, and other costs associated with accessing our credit facilities.  Interest expense increased to $67.3 million for the three months ended June 30, 2004, from $19.7 million for the same period in 2003, primarily due to an increase in average outstanding balances on credit facilities due to higher production volume, convertible debt, as well as interest expense on the increased financing of securitized mortgage loans.  The average balance of our credit facilities increased from $2.5 billion for the three months ended June 30, 2003 to $5.4 billion for the comparable period in 2004; and our average borrowing rate on the credit facilities decreased from 2.64% for the three months ended June 30, 2003 to 2.22% for the comparable period in 2004.  Our average securitization bond financing increased from $477 million for the three months ended June 30, 2003 to $5.6 billion for the comparable period in 2004; our average borrowing rate on the securitization bond financing grew slightly from 2.28% for the three months ended June 30, 2003 to 2.38% for the comparable period in 2004.    The convertible debt balance at June 30, 2004 was $210 million compared to zero at June 30, 2003.

Income Taxes

Income taxes increased to $60.0 million for the three months ended June 30, 2004, from $43.3 million for the comparable period in 2003. This increase was due to a $58.3 million increase in pretax income resulting from higher production volume partially offset by a decrease in the effective tax rate and a reversal of $5 million of income tax expense previously provided.  During the second quarter of 2004, we resolved an Internal Revenue Service examination of our consolidated tax returns for the years 1998 through 2001.  The conclusion of the examination resulted in the reversal of $5 million of income tax expense previously provided.  Further, the outcome of the examination allowed us to reduce our expected income tax rate to 41 percent from 42 percent.   The combined impact of these adjustments in the second quarter of 2004 was $8.2 million.

Liquidity and Capital Resources

Credit Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We need separate credit arrangements to finance these loans until we have aggregated one or more pools for sale. The amount of credit we seek to have available is based on our expectation of future origination volume.

During the three months ended June 30, 2004, we have used credit facilities with Bank of America, Bear Stearns, CDC Mortgage Capital, Citigroup Global Markets (formerly Salomon Brothers), Greenwich Capital Financial Products, Morgan Stanley, and UBS Real Estate Securities and we also have an asset-backed commercial paper facility. We use these facilities to finance the actual funding of our loan originations and purchases and to aggregate pools of mortgage loans pending sale through securitizations or whole loan sales. We typically sell all of our mortgage loans within one to three months and pay down the credit facilities with the proceeds.

Our credit facilities contain certain customary covenants, which, among other provisions, require us to maintain specified levels of liquidity and net worth and debt-to-equity ratios, restrict indebtedness and investments and require compliance with applicable laws. The maximum level of liquidity required under our credit facilities is $60 million, the maximum amount of net worth required is approximately $500 million, and debt-to-equity ratio limitations range from 10 to 1 to 15 to 1.  We prepare compliance certificates on a monthly and quarterly basis to monitor the status of our compliance with the covenants.  If we fail to comply with any of these covenants, the lender has the right to terminate the facility and require immediate repayment. In addition, if we default under one facility, it would generally trigger a default under our other facilities. The material terms and features of our various credit facilities are as follows:

Asset-backed Commercial Paper Facility.    In September 2003, we established a $2.0 billion asset-backed commercial paper facility. This facility allows for the funding and aggregation of mortgage loans using funds raised through the sale of short-term commercial paper. The interest and fees that we pay in connection with this facility are similar to the interest rates based on LIBOR that we pay to our other credit facility lenders. This facility will expire in September 2006. As of June 30, 2004, the balance outstanding under the facility was zero.

Bank of America Line of Credit.    We have a $2.0 billion credit facility with Bank of America, $1.0 billion of which is committed and $1.0 billion of which is uncommitted.  The agreement allows for both funding of loan originations and aggregation of loans for up to four months pending their sale or securitization. The facility expires in May 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2004, the balance outstanding under the facility was $1.5 billion.

Bear Stearns Line of Credit.    We have an $800 million line of credit with Bear Stearns Mortgage Capital, $400 million of which is committed and $400 million of which is uncommitted. The facility expires in October 2004 and bears interest based on a margin over one-month LIBOR. This facility was temporarily increased to $1.8 billion until the closing of the securitization transaction in August 2004. As of June 30, 2004, the balance outstanding under this facility was $1.6 billion.

CDC Line of Credit.    We have a repurchase agreement with CDC Mortgage Capital. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in July 2004 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2004, the maximum credit available under this facility was $570 million and the balance outstanding under this facility was $638 million. In June 2004, we entered into an amendment to this facility that temporarily increased the maximum credit available from $570 million to $700 million and on July 15, 2004, we extended the expiration date until August 15, 2004.  We expect to renew this facility before it expires.

Citigroup Warehouse Line of Credit.    As of June 30, 2004, we had a $150 million wet funding facility with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. This facility expires in September 2004. As of June 30, 2004, the outstanding balance under the facility was zero.  We expect to extend or replace this facility prior to its expiration.

Citigroup Aggregation Line of Credit.    As of June 30, 2004, we had a $650 million aggregation facility with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. This facility expires in September 2004. The total amount outstanding among this and our other two Citigroup credit facilities may not exceed $800 million. As of June 30, 2004, the outstanding balance under this facility was $634 million.  We expect to extend or replace this facility prior to its expiration.

Citigroup Commercial Loan Line of Credit.    In June 2004, we established a $250 million repurchase agreement with Citigroup Global Markets.  The agreement allows for both funding of commercial mortgage loan originations and aggregation of commercial mortgage loans for up to six months pending their sale or securitization.  This facility expires in June 2005 and bears interest based on a margin over the one-month LIBOR.  As of June 30, 2004, the balance outstanding under this facility was $68.1 million.

Citigroup Line of Credit for Delinquent and Problem Loans.    We also have a Master Loan and Security Agreement with Citigroup Global Markets (formerly Salomon Brothers) that is secured by delinquent or problem loans and by properties we obtain in foreclosures. This facility expires in December 2004 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2004, the maximum credit available under this facility was $75 million and the balance outstanding under this facility was $64 million.

Greenwich Capital Line of Credit.    We had a $100 million credit facility with Greenwich Capital Financial Products. The agreement allowed for both funding of commercial loan originations and aggregation of commercial real estate loans for up to six months pending their sale or securitization. The facility expired in June 2004 and bore interest based on a margin over the one-month LIBOR. We utilized the proceeds from our Citigroup Commercial Loan Line of Credit to repay amounts outstanding on this line prior to its expiration.  As of June 30, 2004, the balance outstanding under this facility was zero.

Morgan Stanley Line of Credit.    We also have a $2.0 billion aggregation facility with Morgan Stanley Mortgage Capital Inc. This facility expires in January 2005 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2004, the balance outstanding under this facility was $415,000.

UBS Real Estate Securities, Inc. Line of Credit.    New Century Mortgage’s special-purpose subsidiary, New Century Funding I, has a $2.0 billion asset-backed note purchase and security agreement with UBS Real Estate Securities, Inc., $1.5 billion of which is committed and $0.5 billion of which is uncommitted. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. The facility expires in June 2006 and bears interest based on a margin over the one-month LIBOR. As of June 30, 2004, the balance outstanding under this facility was $1.6 billion.

Carrington Mortgage Credit Fund I, LP Citigroup Warehousing Agreement.    As of June 30, 2004, the Carrington Fund had a $400 million uncommitted Warehouse Agreement with Citigroup Global Markets (formerly Salomon Brothers), which bears interest based on a margin over the one-month LIBOR. The agreement allows for both funding of loan originations and aggregation of loans for up to six months pending their sale or securitization. This facility expires in April 2005. As of June 30, 2004, the outstanding balance under this facility was $9.1 million.

As a result of the merger and the restructuring necessary for us to qualify as a REIT, we will need the consent of the various lenders discussed above in order for New Century REIT and/or one of its qualified REIT subsidiaries to succeed to our current rights. In the event that such consents cannot be obtained, or can only be obtained on terms unfavorable to us, we will need to secure replacements for such credit facilities, the availability of which on favorable terms cannot be assured. We may also obtain new credit facilities to finance our origination and purchase of mortgage loans. A further discussion of the REIT conversion appears below.

Other Borrowings

We periodically enter into equipment financing arrangements from time to time that are treated as notes payable for financial statement purposes. As of June 30, 2004, the balance outstanding under these borrowing arrangements was $30.5 million.

During the third quarter of 2003, we entered into a $20 million servicer advance agreement, which allows us to borrow up to 95% of servicing advances on our servicing portfolio. As of June 30, 2004, the balance outstanding under this facility was $1.4 million. This facility expires in August 2004.  We expect to renew this facility before it expires.

On-Balance Sheet Securitizations

Prior to 2003, in our securitization transactions we realized net cash proceeds in an amount similar to whole loan sales, as a result of NIMS transactions closed concurrent with our securitizations. During the six months ended June 30, 2004, we completed two on-balance sheet securitizations, resulting in the recording of loans held for investment as an asset and financing on loans held for investment as a liability. Without a concurrent NIMS transaction, on-balance sheet securitizations generally require an initial cash investment ranging from approximately 2% to 4% of the principal balance of the loans. Immediately following the securitization, we start to receive interest payments on the underlying mortgage loans and pay interest payments to the bondholders, creating positive cash flow. As the loans age, losses on the portfolio will begin to reduce this cash flow.

For the six months ending June 30, 2004, the initial cash investment in on-balance sheet securitizations was $64.5 million.  For the six months ending June 30, 2003, the initial cash investment for on-balance sheet securitizations was $40.0 million. For the six months ending June 30, 2004 and 2003, we received $127.4 million and $11.6 million, respectively, in cash flows from these securitizations.

Off-Balance Sheet Arrangements

We are party to various transactions that have an off-balance sheet component. In connection with our off-balance sheet securitization transactions, there are $1.5 billion in loans owned by off-balance sheet trusts, including the loans securitized by Carrington. The Trusts have issued bonds secured by these loans. The bondholders generally do not have recourse to us in the event that the loans in the various trusts do not perform as expected. Because these trusts are “qualifying special purpose entities,” in accordance with generally accepted accounting principles, we have included only our residual interest in these loans on our balance sheet. The performance of the loans in the Trusts will impact our ability to realize the current estimated fair value of these residual assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loan Sales and Securitizations” for further discussion of the risks to us regarding these off-balance sheet arrangements.

As of June 30, 2004, in connection with our strategy to mitigate interest rate risk in our residual assets and our mortgage loans held for investment, we had approximately $55.8 billion notional amount of Euro Dollar Futures contracts outstanding, expiring between September 2004 and March 2011.

Contractual Obligations

The following table summarizes our material contractual obligations as of June 30, 2004.  The maturity of our financing on mortgage loans held for investment is based on certain prepayment assumptions (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for further details).

			Payment Due By Period
(dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years
Notes payable	$30,485	13,636	16,849	—	—
Operating leases	85,356	29,161	43,239	12,215	741
Credit facilities	4,439,518	4,439,518	—	—	—
Financing on mortgage loans held for investment	9,151,482	1,822,408	4,040,793	1,286,319	2,001,962

Cash Flow

For the six months ended June 30, 2004, our cash flow provided by operations was $35.2 million, compared to $64.6 million for the same period in 2003. This decrease was due primarily to a lower utilization of the borrowing capacity of $166.9 million and NIR gains of $21.9 million, deposits of $10.9 million to over-collateralization accounts, for the six months ended June 30, 2004; offset by (i) $83.1 million increase in net income, (ii) $26.1 million increase in provision for losses on mortgage loans held for investment, (iii) $81.1 million positive change in other assets and liabilities, and (iv) $15.1 million higher principal payments received on mortgage loans held for sale.

For the six months ended June 30, 2004, our cash flow used in investing activities was $2.7 billion compared to $1.2 billion for the same period in 2003. This increase in cash used is due to $3.5 billion of cash used to acquire mortgage loans for investment for the six months ended June 30, 2004, compared to $1.2 billion in 2003, partially offset by $739.3 million in payments received on our mortgage loans held for investment for the six months ended June 30, 2004, compared to $23.8 million for the same period in 2003.

For the six months ended June 30, 2004, cash provided by financing activities was $2.5 billion compared to $1.1 billion for the six months ended June 30, 2003. This increase is due mainly to:  (i) net financing on mortgage loans held for investment of $3.3 billion in 2004 compared to $1.2 billion in 2003, (ii) higher proceeds from fixed asset financing, (net of repayments) of $15.7 million in 2004 and (iii) no stock repurchases in 2004 compared to $24.2 million in 2003, offset by higher repayments of securitization financing on mortgage loans held for investment of $633 million in 2004, and an increase in restricted cash of $189.0 million in 2004.

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

Cash and liquidity, which includes available borrowing capacity, was $275.5 million at June 30, 2004 compared to $212.7 million at June 30, 2003. Available borrowing capacity represents the excess of mortgage loan collateral pledged over the amount borrowed under our credit facilities.

Conversion to a Real Estate Investment Trust and Related Public Offering

On April 5, 2004, our board of directors unanimously voted in favor of converting New Century Financial to a REIT, subject to a number of conditions, including SEC review and stockholder approval of the merger component of the REIT conversion.  The REIT conversion will include a merger and related restructuring transactions.  Pursuant to the merger, New Century Financial will become a wholly-owned subsidiary of New Century REIT, a corporation that New Century Financial has formed for purposes of the REIT conversion, and stockholders of New Century Financial will receive one share of New Century REIT common stock for each share of New Century Financial common stock they own at that time.  Financial Following the completion of the merger, New Century REIT will be renamed “New Century Financial Corporation.”  Our stockholders will vote on these items at our 2004 annual meeting, which we expect to occur in September 2004.

In connection with the REIT conversion, we also plan to raise additional capital in the form of equity, debt or some combination of the two.  We currently anticipate raising approximately $750 million of capital through a public offering of shares of New Century REIT common stock, which is contingent upon, among other things, the completion of the merger described above, subject to satisfactory terms and conditions, market conditions and the price of our common stock.  We expect to complete the capital raise and adopt REIT status by the end of 2004.  Additionally, we have applied to have the REIT common stock listed on the New York Stock Exchange.

A registration statement relating to these securities has been filed by New Century REIT with the Securities and Exchange Commission but has not yet become effective.  These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.  This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Quarterly Dividend

On June 24, 2004, our board of directors approved a quarterly cash dividend at the rate of $0.20 per share to be paid on July 30, 2004 to stockholders of record at the close of business on July 15, 2004.  Any future declaration of dividends will be subject to our earnings, financial position, capital requirements, contractual restrictions and other relevant factors.

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

Changes in market interest rates affect our estimations of the fair value of mortgage loans held for sale, and the fair value of our mortgage loans held for investment and related derivatives.  Changes in fair value that are stated below are derived based upon immediate and equal changes to market interest rates of various maturities.  The base or current interest rate curve is adjusted by the levels shown below (dollars in thousands):

As of June 30, 2004:

	+ 50bp	+ 100bp	- 50bp	- 100bp
Change in fair value of residual interests in securitizations	$(1,555)	(2,584)	2,050	4,936
Change in fair value of derivatives related to residual interests in securitizations	1,425	2,850	(1,425)	(2,850)
Change in fair value of mortgage loans held for investment	(59,655)	(109,207)	44,886	96,802
Change in fair value of derivatives related to mortgage loans held for investment	48,288	96,575	(48,288)	(96,575)

Net change	$(11,497)	(12,366)	(2,777)	2,313

As of December 31, 2003:

	+ 50bp	+ 100bp	- 50bp	- 100bp
Change in fair value of residual interests in securitizations	$(3,937)	(7,055)	4,596	9,886
Change in fair value of derivatives related to residual interests in securitizations	3,275	6,550	(3,275)	(6,550)
Change in fair value of mortgage loans held for investment	(30,302)	(62,629)	28,915	56,785
Change in fair value of derivatives related to mortgage loans held for investment	24,325	48,650	(24,325)	(48,650)

Net change	$(6,639)	(14,484)	5,911	11,471

The following table illustrates the maturity of our interest-sensitive assets and liabilities as of June 30, 2004. We have made certain assumptions in determining the maturity of such assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold within six months. In addition, the timing of maturity of our mortgage loans held for investment and related financing and our residual interests in securitizations is based on certain prepayment and loss assumptions (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further details). We purchase Euro Dollar Futures contracts designed to mitigate interest rate risk associated with our residual interests in securitizations and our portfolio of mortgage loans held for investment. The Euro Dollar

Futures contracts had a notional value of $55.8 billion, their fair value was a gain of $14.0 million and they had maturity dates of less than 7 years at June 30, 2004.

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
	(dollars in thousands)
Interest – sensitive assets:
Cash and cash equivalents	$68,891	—	—	—	—	—	68,891
Restricted cash	322,369	—	—	—	—	—	322,369
Loans receivable held for sale, net	4,784,222	—	—	—	—	—	4,784,222
Mortgage loans held for investment, net (1)	634,058	1,156,185	2,573,800	2,266,401	969,829	1,546,199	9,146,472
Cap Contracts	2,655	—	397	1,711	—	—	4,763
Euro Dollar Futures contracts:
Trading	165	71	—	—	—	—	236
Non-trading	4,646	5,773	5,074	(328)	(1,125)	(274)	13,766
Residual interests in securitizations	11,776	12,290	42,122	96,669	20,664	7,306	190,827
Total interest – sensitive assets	5,828,782	1,174,319	2,621,393	2,364,453	989,368	1,553,231	14,531,546
Interest – sensitive liabilities:
Credit facilities	4,439,518	—	—	—	—	—	4,439,518
Financing on mortgage loans held for investment	672,003	1,150,405	2,531,330	2,293,256	941,323	1,498,615	9,086,932
Notes payable	6,685	6,951	11,113	5,736	—	—	30,485
Convertible notes	—	—	—	205,349	—	—	205,349
Total interest – sensitive liabilities	5,118,206	1,157,356	2,542,443	2,504,341	941,323	1,498,615	13,762,284
Excess of interest – sensitive assets over interest – sensitive liabilities	710,576	16,963	78,950	(139,888)	48,045	54,616	769,262
Cumulative net interest – sensitivity gap	$710,576	727,539	806,489	666,601	714,646	769,262	769,262

(1)          Treats mortgage loans held for investment to be securitized during the third quarter 2004 as if securitization occurred June 30, 2004.

As of December 31, 2003:

Description	Zero to six months	Six months to one year	1-2 Years	3-4 Years	5-6 Years	Thereafter	Total
	(dollars in thousands)
Interest – sensitive assets:
Cash and cash equivalents	$269,540	—	—	—	—	—	269,540
Restricted cash	116,883	—	—	—	—	—	116,883
Loans receivable held for sale, net	3,422,211	—	—	—	—	—	3,422,211
Mortgage loans held for investment, net	426,976	589,793	1,402,794	722,691	390,294	1,213,389	4,745,937
Residual interests in securitizations	13,428	5,875	36,139	14,071	61,556	48,429	179,498
Total interest – sensitive assets	4,249,038	595,668	1,438,933	736,762	451,850	1,261,818	8,734,069

Interest – sensitive liabilities:
Credit facilities	3,311,837	—	—	—	—	—	3,311,837
Financing on mortgage loans held for investment	377,212	575,609	1,402,310	762,843	398,554	1,169,795	4,686,323
Convertible notes	—	—	—	—	204,858	—	204,858
Notes payable	4,768	4,219	7,212	2,778	—	—	18,977
Total interest – sensitive liabilities	3,693,817	579,828	1,409,522	765,621	603,412	1,169,795	8,221,995
Excess of interest – sensitive assets over interest – sensitive liabilities	555,221	15,840	29,411	(28,859)	(151,562)	92,023	512,074
Cumulative net interest – sensitivity gap	$555,221	571,061	600,472	571,613	420,051	512,074	512,074

Item 4.    Controls and Procedures

As of June 30, 2004, the end of our second quarter, our management, including our Chief Executive Officer, Chief Financial Officer, Vice Chairman – Finance, and President and Chief Operating Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, Vice Chairman - Finance and President and Chief Operating Officer concluded, as of June 30, 2004, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our quarter ended June 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our Annual Report on Form 10-K, as amended, for the period ended December 31, 2003, and in our other filings with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.  Below are updates on those matters as to which there were material developments during the second quarter of 2004.

Barney.  In December 2001, Sandra Barney filed a class action complaint against New Century Mortgage in the Circuit Court in Cook County, Illinois.  The complaint alleges the unauthorized practice of law and violation of the Illinois Consumer Fraud Act for performing document preparation services for a fee by non-lawyers, and seeks to recover the fees charged for the document preparation, compensatory and punitive damages, attorneys’ fees and costs.  We filed a motion to dismiss in February 2002.  The court thereafter consolidated our case with other similar cases filed against other lenders.  In August 2002, the court ordered plaintiffs in all the consolidated cases to dismiss their cases with prejudice.  Our individual plaintiff filed her notice of appeal in September 2002 and the appeal was then consolidated with 36 similar cases (Jenkins case).  Appellate argument was heard on December 2, 2003.  The appellate court affirmed the dismissal of the consolidated cases on December 31, 2003.  The plaintiff then timely filed a petition for leave to appeal the appellate court’s decision.  Our response to the petition was filed in February 2004.  The supreme court granted leave to appeal the consolidated cases, thus consolidating the Jenkins case with a similar appellate action also proceeding in Illinois (King case).  The plaintiffs/appellants filed their opening brief in April 2004.  We filed our consolidated response brief in July 2004.  The plaintiffs were granted an extension until August 13, 2004 to file their reply brief.

Bernstein.  In April 2002, Paul Bernstein filed a class action complaint against New Century Mortgage in the Circuit Court of Cook County, Chicago, Illinois seeking damages for receiving unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act, 47 U.S.C. §227, and the Illinois Consumer Fraud Act.  The plaintiffs filed an amended complaint on May 1, 2003 and on September 18, 2003 the judge granted New Century Mortgage’s motion to dismiss with respect to the Illinois Consumer Fraud Act and permitted the plaintiff to replead on an individual, not consolidated, basis.  On September 30, 2003, the plaintiff filed a motion for class certification and second amended complaint.  The court has consolidated similar cases into three groups.  We sought and obtained an order permitting us to join other defendants in this consolidated action and file a motion to dismiss the second amended complaint.  Oral argument on our consolidated motion was heard on March 30, 2004.  The judge dismissed the Illinois Consumer Fraud count.  We filed our response to the plaintiffs’ motion for class certification and the hearing is set for August 10, 2004.  Discovery is currently proceeding.  Our insurance carriers have agreed to defend us with a reservation of rights.

Overman.  In September 2002, Robert E. Overman and Martin Lemp filed a class action complaint in the Superior Court for Alameda County, California, against New Century Financial, New Century Mortgage, U.S. Bancorp, Loan Management Services, Inc., and certain individuals affiliated with Loan Management Services.  The complaint alleges violations of the California Consumers Legal Remedies Act, Unfair, Unlawful and Deceptive Business and Advertising Practices in violation of Business & Professions Code §§17200 and 17500, Fraud-Misrepresentation and Concealment and Constructive Trust/Breach of Fiduciary Duty and damages including restitution, compensatory and punitive damages, and attorneys’ fees and costs.  The plaintiffs filed an amended complaint in July 2003 and in September 2003 the judge granted our demurrer challenging their claims in part.  The Consumers Legal Remedies claim was dismissed and the plaintiffs withdrew the Constructive Trust/ Breach of Fiduciary Duty claim.  We filed our answer to the plaintiffs’ amended complaint in September 2003.  We then filed a §128.7 sanctions motion seeking dismissal of the case.  On December 8, 2003, the court granted the motion for sanctions against the plaintiffs for filing a first amended complaint whose allegations against New Century Financial and New Century Mortgage were devoid of evidentiary support and ordered all those claims stricken without prejudice.  On January  27, 2004, the court entered a judgment of dismissal without prejudice in favor of us.  Plaintiffs filed a notice of appeal on February 20, 2004 from the judgment entered in our favor and the order granting our motion for sanctions.  The plaintiffs also filed a motion with the appellate court to consolidate this appeal with three additional appeals they have sought in similar cases against other lenders.  On May 28, 2004, the court denied the motion.  The plaintiffs/appellants filed their opening brief on July 12, 2004.  The parties stipulated to extend the due date for New Century’s response brief to be October 8, 2004.

England.  In April 2003, we were served with a complaint seeking class action status filed by two former, short-term employees, Kimberly A. England and Gregory M. Foshee, against New Century Financial, New Century Mortgage, Worth Funding Incorporated (now known as New Century Credit Corporation) and The Anyloan Company.  The action was removed on May 12, 2003 from the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana to the U.S. District Court for the Middle District of Louisiana in response to our Petition for Removal.  The complaint alleges failure to pay overtime wages in violation of the federal Fair Labor Standards Act.  The plaintiffs filed an additional action in Louisiana state court (19th Judicial District Court, Parish of East Baton Rouge) on September 8, 2003, adding James Gray as a plaintiff and seeking unpaid wages under state law, with no class claims.  This second action was removed on October 3, 2003 to the U.S. District Court for the Middle District of Louisiana, and was

ordered consolidated with the first action.  In April 2004, the U.S. District Court unilaterally de-consolidated the James Gray individual action.  In September 2003, the plaintiffs also filed a motion to dismiss their claims in Louisiana to enable them to join in a subsequently filed case in Minnesota entitled Klas vs. New Century Financial, et al.  We opposed the motion and the court agreed with our position and refused to dismiss the plaintiffs’ case, as it was filed first.  The Klas case has now been consolidated with this case and discovery is proceeding.  We filed a motion to dismiss Worth Funding Incorporated (now known as New Century Credit Corporation) and The Anyloan Company as defendants.  The court granted our motion to dismiss in April 2004.

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

Ines & Marquez.  In October 2003, New Century Mortgage was served with a complaint filed by Canales Jose Ines and Maria S. Marquez seeking class action status filed in the U.S. District Court, Northern District of Illinois.  The complaint also named the broker, title company and related parties as defendants:  Tamayo Financial Title, Inc., Presidential Title, Inc., Juan Tamayo Jr., Jose Tamayo and Luis Tamayo.  The complaint alleged violations of the TILA related to the fees charged for title insurance and recording fees.  We filed our motion to dismiss in December 2003 and the motion was fully briefed in January 2004.  On April 5, 2004, the court granted our motion to dismiss and directed the clerk of the court to enter judgment in our favor and terminate the case from the court’s docket.  On April 13, 2004, the plaintiffs filed a motion for reconsideration and for leave to amend their complaint.  The motion was fully briefed in June 2004.  On July 20, 2004 the court denied plaintiff’s motion for reconsideration and plaintiff’s motion for leave to amend.

Wade.  In October 2003, New Century Mortgage was served with a complaint filed by Denise Wade seeking class action status filed in the U.S. District Court, Northern District of Illinois.  The complaint was filed by the same attorney as the Ines case and named the broker, title company, and current servicer:  Providential Bancorp, Ltd., Jet Title Services, LLC, and Ocwen Federal Bank, FSB.  The complaint similarly alleges violations of the TILA related to the fees charged for title insurance and recording fees. We filed our motion to dismiss in November 2003 and the motion was fully briefed in January 2004.  The plaintiff filed a motion to amend in May 2004 and it was fully briefed in June 2004.  We await a ruling on both motions.

Lum.  In December 2003, New Century Mortgage was served with a class action complaint filed by Elaine Lum in the state court in Suffolk County, New York.  The complaint alleged that certain payments New Century Mortgage makes to mortgage brokers, sometimes referred to as yield spread premiums, interfered with the contractual relationship between Ms. Lum and her broker.  The complaint also sought damages related thereto for fraud, wrongful inducement/breach of fiduciary duty, violation of deceptive acts and practices, unjust enrichment and commercial bribing.  The complaint seeks class certification for similarly situated borrowers in the State of New York.  We filed a motion to dismiss on January 30, 2004.  The judge granted our motion and dismissed all claims on March 23, 2004.  On April 12, 2004, the plaintiff filed a notice of appeal, seeking review of the court’s order granting our motion to dismiss.

Warburton.  In June 2004, New Century Financial and New Century Mortgage were named as defendants and served with a class action complaint filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey.  The complaint alleges violations of the Real Estate Settlement Procedures Act, the TILA and the New Jersey Consumer Fraud Act, and unjust enrichment. The complaint also alleges certain other violations against defendants unrelated to New Century Financial and New Century Mortgage, including Foxtons, Inc., Foxtons North America, Foxtons Realtor and Foxtons Financial, Inc., which we refer to collectively as Foxtons, and Worldwide Financial Resources, Inc.  The plaintiffs allege, among other things, that Foxtons, acting as the plaintiffs’ broker, charged fees and received a yield spread premium without disclosing the same to the plaintiffs until the time of closing.  The class is defined as all persons in the state of New Jersey who have purchased, or sought to purchase, a home listed for sale by Foxtons and who have paid a prequalification application fee, or who have received and accepted an offer from Foxtons for a fixed interest rate mortgage loan that Foxtons failed to deliver as promised and who have suffered damages as a result.  The complaint seeks to enjoin the wrongful conduct alleged, recovery of actual and statutory damages, and attorneys’ fees and costs.  The complaint does not specify the amount of damages sought.  On July 28, 2004, we filed a motion to dismiss the complaint for failure to state a claim.

Randall.  In June 2004, New Century Mortgage was named as a defendant and served with a class action complaint filed by Kristi Lyn Randall, as plaintiff, in the Circuit Court of Cook County, Illinois.  The complaint alleges that New Century Mortgage violated Section 4.1a of the Illinois Interest Act by charging more than 3 points on loans with an interest rate of 8% per annum or higher.  The complaint also alleges that New Century Mortgage and defendant Nations Title Agency of Illinois, Inc. violated state law by improperly charging certain fees and taxes.  The class is defined as all persons who are residents of Illinois who obtained loans from New Century Mortgage (which loans are still outstanding or were paid off within two years prior to the filing of this action) at an interest rate of 8% per annum or higher and were charged more than 3 points on such loans.  The complaint seeks recovery of statutory, compensatory, punitive and restitutionary damages, and attorneys’ fees and costs.  The complaint does not specify the amount of damages sought.  The plaintiff was granted leave to file an amended complaint on July 21, 2004, which adds Robert and Alice Elibasich as plaintiffs.  Our response is due on August 18, 2004.

DOL Investigation.  On August 2, 2004, the U.S. Department of Labor, Wage & Hour Division, orDOL, informed us that it is conducting an investigation to determine whether we are in compliance with the Fair Labor Standards Act, or FLSA.  We are working with the DOL to seek to narrow the scope of its investigation.  We believe we are in compliance with the FLSA and properly pay overtime wages.

We are also a party to various legal proceedings arising out of the ordinary course of our business.  Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our business, results of operation or financial position.

Item 5.    Other Information

(b)   Director Nominations by Stockholders

We are providing the following information in response to Item 401(j) of Regulation S-K.  This information is also contained in the registration statement on Form S-4, as amended, filed by New Century REIT.

The policy of our governance and nominating committee is to consider candidates properly recommended by our stockholders. In evaluating any such candidates, our governance and nominating committee will consider the criteria set forth below. Any such recommendations should include the nominee’s name and qualifications for membership on our board of directors and should be directed to our corporate secretary, New Century Financial Corporation, 18400 Von Karman, Suite 1000, Irvine, California 92612. In addition, our bylaws permit stockholders to nominate directors for election at stockholder meetings. To nominate a director, stockholders must give timely notice to our corporate secretary in accordance with our bylaws.  To submit a proposal to nominate a director for presentation at our 2005 annual meeting, our corporate secretary must receive notice of such proposal no later than January 22, 2005.  If the date of the 2005 annual meeting is changed by more than 30 days from the anniversary date of the annual meeting, the deadline for receiving such a proposal is a reasonable time before we begin to print and mail our proxy materials. For more information on how to include a proposal in the proxy statement for our 2005 annual meeting, please see Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our Corporate Governance Guidelines include criteria that apply to the screening and recommendation by our Governance and Nominating Committee of candidates to fill vacancies or stand for election to our Board of Directors.  Under these criteria, candidates are considered on the basis of their integrity, experience, achievements, judgment, intelligence, understanding of the business in which we are engaged, and their willingness to devote adequate time to fulfilling the responsibilities of a director.  In recommending a candidate, our Governance and Nominating Committee considers our Board of Directors’ overall balance of diversity of perspectives, backgrounds and experience – all in the context of an assessment of the perceived needs of our Board of Directors.

Initially, our Governance and Nominating Committee will determine whether the candidates meet the requisite qualifications and criteria and have any specific qualities or skills being sought at that point in time.  Our Governance and Nominating Committee evaluates the candidates by reviewing their biographical information and qualifications and checking their references.  Qualified candidates are then interviewed by one or more members of our Governance and Nominating Committee.  Depending on the outcome of these interviews, candidates may meet with our Chief Executive Officer and other members of our Board of Directors and, using input from these interviews and the information obtained, our Governance and Nominating Committee will determine whether the prospective candidate is qualified to serve as a director and whether he or she should be recommended to our Board of Directors. Candidates recommended by our Governance and Nominating Committee are then presented to our Board of Directors for selection to fill a vacancy or as nominees for election by our stockholders.  Our Governance and Nominating Committee expects that a similar process will be used to evaluate candidates recommended by our stockholders.

For a free copy of the relevant provisions of our bylaws regarding the requirements for making stockholder proposals and nominating director candidates, please visit the Investor Relations section of our website at http://www.ncen.com/companyInformation/investorRelations/index.htm, or you may write to Carrie Marrelli, our vice president of investor relations, at 18400 Von Karman, Suite 1000, Irvine, California 92612, or send her an e-mail at cmarrell@ncen.com.

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

On May 20, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) New Century Funding A, a wholly-owned subsidiary of New Century Mortgage, had entered into Amendment Number Two to the Master Repurchase Agreement with Bank of America for the purpose of extending the termination date to June 10, 2004, (2) New Century Financial, New Century Mortgage and NC Capital had executed a Letter Agreement amending the Master Repurchase Agreement with CDC Mortgage Capital for the purpose of temporarily increasing the maximum credit available under the facility to $700 million for the period from May 14, 2004, to June 1, 2004 and (3) New Century Funding I, a wholly-owned subsidiary of New Century Mortgage, had entered into Amendment No. 4 to the Note Purchase Agreement with UBS Real Estate Securities for the purpose of extending the termination date of the Note Purchase Agreement to June 14, 2004.

On June 1, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) New Century Funding A had entered into an Amended and Restated Master Purchase Agreement with Bank of America for the purpose of renewing the existing credit facility with Bank of America increasing the maximum credit available to $2.0 billion ($1.0 billion of which was uncommitted) and that New Century Financial and New Century Mortgage had entered into an Amended and Restated Guaranty and Pledge Agreement with Bank of America with respect to such agreement and (2) New Century Mortgage and NC Capital had entered into Amendment No. 1 and Joinder with Morgan Stanley Bank and Morgan Stanley Mortgage Capital for the purpose of temporarily increasing the maximum credit available under the facility to $2.0 billion through and including the completion of a securitization in June 2004 by an indirect subsidiary of New Century Financial and to add New Century Residual II Corporation, an indirect subsidiary of New Century Financial, as a co-borrower on the facility.

On June 17, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) New Century Financial and New Century Mortgage were named as defendants and served with a class action compliant filed by Joseph and Emma Warburton, as plaintiffs, in the United States District Court of New Jersey, alleging violations of the Real Estate Settlement Procedures Act, the Federal Truth in

Lending Act and the new Jersey Consumer Fraud Act, and unjust enrichment, (2) New Century Mortgage was named and a defendant and served with a class action complaint filed by Kristi Lyn Randall, as plaintiff, in the Circuit Court of Cook County Illinois, alleging violation of Section 4.1a of the Illinois Interest Act, (3) New Century Mortgage, NC Capital and NC Residual II had entered into Amendment No. 2 to the Second Amended and restated Master Loan and Security Agreement with Morgan Stanley Bank and Morgan Stanley Mortgage Capital for the purposes of modifying several sublimits for the period from June 9, 2004 to June 30, 2004 to $125 million, and (4) New Century Funding I had entered into Amendment No. 5 to the Note Purchase Agreement with UBS Real Estate Securities for the purpose of extending the termination date of the Note Purchase Agreement to June 21, 2004.

On June 18, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) New Century Funding I had entered into Amendment No. 5 to the Note Purchase Agreement with UBS Real Estate Securities and New Century Funding I, New Century Financial, New Century Mortgage and NC Capital had entered into Amendment No. 3 to the Loan Purchase Agreement, the purpose of which was to renew and extend the credit facility with UBS Real Estate Securities through June 21, 2006 and increase the maximum credit under the facility to $2.0 billion ($500 million of which is uncommitted), (2) New Century Mortgage had entered into a Master Repurchase Agreement with Citigroup Global Markets Realty for the purpose of financing up to $250 million of small balance commercial mortgage loans, (3) New Century Mortgage, NC Capital and NC Residual II had entered into Amendment No. 3 to the Second Amended and Restated Master Loan and Security Agreement with Morgan Stanley Bank and Morgan Stanley Mortgage Capital for the purposes of removing the limitation on “Alt-A” mortgages which may be financed using the facility, (4) New Century Mortgage and NC Capital had entered into a letter agreement with CDC Mortgage Capital for the purpose of extending the expiration date of the facility to July 7, 2004, and (5) we had issued a press release announcing information regarding our quarterly dividend.

On June 25, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) New Century Funding SB-1, an indirect wholly-owned subsidiary of New Century Financial, had entered into Amendment Number Six to the Master Repurchase Agreement with Citigroup Global Markets Realty for the purpose of extending the expiration date of the facility to September 30, 2004, (2) New Century Mortgage and NC Capital had entered into Amendment Number Six to the Letter Agreement with Citigroup Global Markets Realty for the purpose of extending the expiration date of the facility to September 30, 2004, (3) NC Capital and NC Residual II entered into Amendment No. 2 to Master Repurchase Agreement with Bear Stearns Mortgage Capital for the purpose of temporarily increasing the maximum credit available under the facility to $1.8 billion until July 31, 2004 and to add NC Residual II as a co-borrower under the facility, and that New Century Financial and New Century Mortgage had entered into a Guaranty with respect to such amendment, and (3) we had issued a press release announcing the appointment of Dr. Harold A. Black to our Board of Directors.

On July 7, 2004, we filed a report on Form 8-K reporting that we were filing therewith a corrected version of the Amended and Restated Master Purchase Agreement dated May 21, 2004, by and between New Century Funding A and Bank of America, which we had previously filed on Form 8-K dated June 1, 2004.

On July 13, 2004, we filed a report on Form 8-K under Item 5 reporting that New Century Mortgage and NC Capital had entered into a letter agreement with CDC Mortgage Capital for the purpose of extending the expiration date of the facility to July 21, 2004.

On July 20, 2004, we filed a report on Form 8-K under Item 5 reporting that (1) New Century Mortgage and NC Capital had entered into a letter agreement with CDC Mortgage Capital for the purpose of extending the expiration date of the facility to July 30, 2004, and (2) we had issued a press release announcing the appointment of Ms. Patti M. Dodge as our Chief Financial Officer.

On July 22, 2004, we filed a report on Form 8-K under Items 5 and 12 reporting that we had issued a press release announcing our financial results for the quarter ended June 30, 2004.

On August 2, 2004, we filed a report on Form 8-K under Item 5 reporting that New Century Mortgage and NC Capital had entered into a letter agreement with CDC Mortgage Capital for the purpose of extending the expiration date of the facility to August 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW CENTURY FINANCIAL CORPORATION

DATE: August 9, 2004	By:	/s/ ROBERT K. COLE
Robert K. Cole Chief Executive Officer

DATE: August 9, 2004	By:	/s/ PATTI M. DODGE
Patti M. Dodge Executive Vice President, Chief Financial Officer and Controller (Principal Financial and Chief Accounting Officer)

DATE: August 9, 2004	By:	/s/ EDWARD F. GOTSCHALL
Edward F. Gotschall Vice Chairman - Finance

DATE: August 9, 2004	By:	/s/ BRAD A. MORRICE
Brad A. Morrice President and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	First Amended and Restated Certificate of Incorporation of New Century Financial Corporation (1)

3.2	Certificate of Designation for Series 1998A Convertible Preferred Stock (2)

3.3	Certificate of Designation for Series 1999A Convertible Preferred Stock (3)

3.4	First Amended and Restated Bylaws of New Century (1)

3.5	Amended Certificate of Designation for Series 1999A Convertible Preferred Stock (4)

3.6	Certificate of Designations for Series 2003A Convertible Preferred Stock (5)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of New Century Financial Corporation (6)

4.1	Specimen Stock Certificate (1)

10.1	New Century Financial Corporation Deferred Compensation Plan, Amended and Restated July 1, 2004*

10.2

Amendment No. 5 to Second Amended and Restated Master Loan and Security Agreement, dated as of August 6, 2004, among NC Capital Corporation, New Century Mortgage Corporation, NC Residual II Corporation, Morgan Stanley Bank and Morgan Stanley Capital Inc.

31.1	Certification of Robert K. Cole pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Patti M. Dodge pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Edward F. Gotschall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Brad A. Morrice pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Robert K. Cole pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Patti M. Dodge pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Edward F. Gotschall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4	Certification of Brad A. Morrice pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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